Form 10KSB40
period 1996-09-30
FINANCIAL PERFORMANCE CORP
filed 1996-12-30
CIK 798600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
                               ------------------

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended September 30, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from       to

                          COMMISSION FILE NO. 0-16530
                       FINANCIAL PERFORMANCE CORPORATION
                 (Name of small business issuer in its charter)

                  NEW YORK                                      13-3236325
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                               335 MADISON AVENUE
                            NEW YORK, NEW YORK 10017
          (Address of principal executive offices, including zip code)

                                 (212) 557-0401
                          (Issuer's telephone number)

    Securities registered under Section 12(b) of the Exchange Act: None.

    Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
<*>X</*>  No __

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for the fiscal year ended September 30, 1996 were $8,784,137.

    The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant on December 20, 1996 was approximately $2,411,582, based on the volume-weighted average price of such stock on such date, as reported by the OTC Bulletin Board.

    The number of shares outstanding of each of the issuer's classes of common equity, as of December 24, 1996, was: 7,850,782 shares of Common Stock, $0.01 par value.

    DOCUMENTS INCORPORATED BY REFERENCE None.

    Transitional Small Business Disclosure Format: Yes __  No <*>X</*>

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       FINANCIAL PERFORMANCE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------

PART I....................................................................................................          1
    ITEM 1 -- DESCRIPTION OF BUSINESS.....................................................................          1
    ITEM 2 -- DESCRIPTION OF PROPERTY.....................................................................          9
    ITEM 3 -- LEGAL PROCEEDINGS...........................................................................          9
    ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........................................          9

PART II...................................................................................................         10
    ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................................         10
    ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......         11
    ITEM 7 -- FINANCIAL STATEMENTS........................................................................         16
    ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........         16
PART III..................................................................................................         17
    ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE.............................................................................         17
    ITEM 10 -- EXECUTIVE COMPENSATION.....................................................................         20
    ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................         24
    ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................         26
    ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K...........................................................         30
FINANCIAL STATEMENTS......................................................................................        F-1

                                     PART I

ITEM 1 -- DESCRIPTION OF BUSINESS

INTRODUCTION

    Financial Performance Corporation and its subsidiaries (the "Company") markets computer software and specialized consulting services to the financial services industry. The Company's software and services are designed to identify and analyze the financial impact and competitive position of its customer's products and services and assist its customers in developing and analyzing marketing and communications strategies. The Company's current customers include Chemical Bank, First Fidelity Bancorporation, First National Bank of Maryland, First Union National Bank and The Dime Savings Bank of New York.

    The Company's software, referred to as MARS-TM- (Managing Account Relationships), functions as an integrated planning and sales management system designed to coordinate the user's marketing activity and analyze the results of its sales efforts and the profitability of its products. The Company believes that MARS-TM- enables its users to monitor the income and new business contributions of each department, branch, sector or group within a business enterprise faster and more efficiently than current applications. The Company also believes that future projections by a business enterprise using MARS-TM-will be easier since the software regularly maintains information regarding pending sales.

    The Company's principal consulting services include providing product sales information and business and marketing services to financial institutions. The Company has developed a particular expertise in providing services to banks with respect to communications concerning mergers or other business combinations and sales promotions.

HISTORY

    The Company was incorporated in New York in August 1984 under the name Performance Services Group, Inc. and changed its name to Financial Performance Corporation in June 1986. In January 1987, the Company consummated an initial public offering of its Common Stock and in July 1989, the Common Stock was delisted from the Nasdaq over-the-counter market for failure to maintain Nasdaq's minimum capital requirements. In February 1990, the Company ceased day-to-day operations and was inactive from February 1990 to November 1992.

    The Company resumed operations in January 1993. At that time, the Company raised working capital through private debt and equity issuances. In 1994, the Company began implementing a business strategy of establishing subsidiary companies to engage in related or complementary areas of the financial service industry. As a result, the Company, together with other parties, formed three subsidiaries (Michaelson Kelbick Partners Inc. ("MKP"), Aspen Capital Management, LLC ("Aspen") and FPC Information Corp. ("FPC Information")). MKP is engaged in providing specialized business and marketing services to the financial services industry. FPC Information was formed to market the Company's software and Aspen was formed to operate as an international sponsor of cash management funds. For further information concerning these subsidiaries, see "-- Subsidiaries" and "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company incurred losses in each of the three fiscal years ended September 30, 1995. For the year ended September 30, 1996, the Company generated approximately $8,780,000 in revenues, $278,000 in operating income, a loss of approximately $15,000 from continuing operations, and a net loss of approximately $235,000.

    As of November 27, 1996, the Company's Common Stock resumed trading on the OTC Bulletin Board under the symbol "FPCX." The high and low sale price of the Common Stock for the period from November 29, 1996 to December 23, 1996 were $2.75 and $1.00, respectively.

    The Company's offices are located at 335 Madison Avenue, New York, New York 10017. The Company's telephone number is (212) 557-0401. Unless the context is otherwise, the term the "Company" shall mean Financial Performance Corporation and its subsidiaries.

FINANCIAL INFORMATION SOFTWARE

    MARS-TM- (MANAGING ACCOUNT RELATIONSHIPS)

    GENERAL. The Company has developed a software program referred to as MARS-TM- (Managing Account Relationships). MARS-TM- functions as an integrated planning and sales management system designed to coordinate the user's sales and marketing activity and analyze the results of its sales efforts and the profitability of its products. MARS-TM- was designed to allow management at banks to analyze in greater detail the products it offers in light of an increasingly competitive industry environment. The Company believes that MARS-TM- enables its users to monitor income and new business contributions of each department, branch, sector or group within a business enterprise faster and more efficiently than current applications. The Company also believes that future projections by a business enterprise using MARS-TM- will be easier since the software regularly maintains information regarding pending sales.

    The Company believes that the sales management aspect of MARS-TM- can also provide management with extensive "on line" information to enable fast and informed decisions to be made based upon total customer sales and other financial information. MARS-TM- can retrieve data directly from the customer's mainframe computers, access overall sales information and match the retrieved data to targets previously set by the customer. Reporting can be done by customer, product, account officer, department or division.

    In addition to the capability of MARS-TM- to coordinate sales and marketing activities, individual department managers can use MARS-TM-to measure productivity of each employee on a daily, weekly, monthly or annual basis. The overall performance of a business enterprise can be evaluated and compared against the contributions of each employee. Planning and performance results can be accessed instantly through standard reports or by means of customized reporting formats.

    SPECIFIC PRODUCT DESCRIPTION. The MARS-TM- program contains modules for key areas, including customer information, product information, customization, management reports, report writer, SQL (Structured Query Language) Support and MARS-TM- Remote.

    - CUSTOMER AND PRODUCT INFORMATION. The customer and product information modules of MARS-TM- allow a user to retrieve in real time its client's record and select marketing and technical information on its products, programs and services. The customer and product information modules are designed to enable the user's sales team to offer the most suitable products to its clients. The product files contain pricing and competitive information and textual descriptions of features, benefits and various terms and conditions of the products offered.

    - MARS-TM- CUSTOMIZATION. MARS-TM- customization allows a user to set system capabilities for office automation, passwords and access paths to customer information and product databases. Additionally, it provides the user with the ability to pre-load the system with text and terminology for windows and menus so that the particular culture and methodology of the user is replicated throughout the system.

    - MANAGEMENT REPORTS. MARS-TM- allows the user to generate management reports on officer performance, sales in process and other sales information by month and quarter. These reports can be accessed by the user at any time and viewed on-line or in a printed report. Management can access a complete picture of the activities of each employee by task, account or as a calendar of activities. Many of the major reports of the system are also presented graphically as pie or bar charts, allowing for alternative presentations of complex relationships.

    - REPORT WRITER. In addition to the standard reports provided by MARS-TM-, the system supports the popular report writer called "Crystal Reports," which is considered by the Company and others as virtually an industry standard. Through the use of this third party product, the Company believes the user can easily add new reports to its MARS-TM- installation, thereby potentially increasing the value of the data provided.

    - SQL SUPPORT. The Company expects to complete shortly a module for MARS-TM-which will include SQL (Structured Query Language) support thus enabling MARS-TM- to be used as a single desk top sales support system or a system that is implemented throughout an organization.

    - E-MAIL SUPPORT. The Company is currently designing a module to the MARS-TM- system to include its own E-Mail capability, thereby connecting all users and enabling effective data sharing for management communication or team selling efforts. Alternatively, the system could be supported by connections to popular E-Mail products such as Microsoft Mail and Lotus Notes.

    - ADVANCED SOFTWARE TECHNOLOGY. MARS-TM- is fully compliant with the Microsoft Windows user interface. MARS-TM- system navigation is mouse driven requiring minimum keying by the user. A simple export of MARS-TM-files to Microsoft Word or spread sheets tools, such as EXCEL, allows the user to quickly gather, sort, and combine information from multiple sources into one format.

    - MARS-TM- REMOTE. MARS-TM- permits mobile computing by the exchange and synchronization of information between the computer of the remote user and the server data base. The system supports both direct or Internet connections, thereby providing its users with greater availability and flexibility.

    TECHNICAL INFORMATION. The MARS-TM- system can produce over 30 on-line reports to assist the user and management in recommending appropriate products to customers in a short period of time. Each transaction can be monitored in real time.

    The Company provides a wide range of delivery options for MARS-TM-, including installation of a fully-configured workstation. MARS-TM-is a client/server application implemented with state-of-the-art technologies. MARS-TM- requires an IBM compatible PC with a 386 or higher processor, 8MB RAM and a 20 MB hard drive. The front-end windows-based application provides a user-friendly, easy-to-access graphic user interface and is consistent to all users with different desktop or laptop operating systems, such as Windows, OS/2, Windows 95 or Windows NT. The back-end server can be implemented with a wide range of relational database systems such as MS Access, MS Fox-Pro, NS SQL Server for Windows NT, Sybase Infomix, or Oracle, which also may reside on a variety of platforms.

    MARS-TM- can be used in a wide range of working environments, ranging from a single PC or a workstation, or a small LAN, to a large corporate setting with multiple sites connected by Wide Area Network. MARS-TM- supports a variety of networking communication environments including Novell NetWare, Microsoft Windows for Workgroups, Microsoft Windows NT, IBM LAN Manager, the TCP/IP Networks (UNIX bases networks) and remote dial-up.

SOFTWARE LICENSING

    The Company expects to license MARS-TM- to customers under nonexclusive license agreements. Under a standard Company licensing arrangement, the Company anticipates that the customer will pay a fixed license fee and acquire the nontransferable and nonexclusive right to use MARS-TM- at one or more designated sites. The Company anticipates that additional license fees can be negotiated between the parties depending upon the number of sites at which the customer intends to use the Company's software. As part of the fixed license fee for MARS-TM-, customers will receive, for a period of one year after installation, all announced software enhancements to the licensed software at the latest standard release level being offered for license by the Company, including all software and documentation updates. The Company has not derived any revenues from MARS-TM- since the recommencement of its operations in November 1992 and there can be no assurance it will generate any such revenues in the future.

    The Company expects to recognize revenue from license fees after delivery of the documentation and the software components to the customer and upon final customer acceptance, provided that no significant Company obligations remain and collection of the resulting receivable is deemed probable. Because of the nature of the Company's software and the overall commitment to a software based, integrated sales and marketing approach, the Company anticipates that the installation of MARS-TM-can take from up to several months for a single customer and up to twelve months for an entire integrated system. The period of installation is also dependent upon the level of commitment made by the customer to installation as well as the learning speed of the customer's personnel. Lengthy installation periods can delay the recognition of revenue from the Company's software licensing fees.

CUSTOMER SUPPORT; SOFTWARE MAINTENANCE AND SERVICE

    In connection with MARS-TM-, the Company expects to provide support services such as project planning, system installation, software implementation, user training and ongoing technical support and documentation. In addition, the Company expects to offer a full range of consulting services, including planning, research and custom design for modifications to meet the specific needs of a customer. Support services will be provided either by Company personnel or independent subcontractors.

    The Company anticipates that it will offer software maintenance services to its customers for a period of time following the installation of MARS-TM-. The Company expects that its software maintenance agreements will generally provide for the maintenance of Company-licensed software at a specific site for a specified period of time. The Company will be required to remedy significant programming errors, as well as provide the customer with certain improvements, revisions or modifications.

    There have been no revenues from customer support, software maintenance and service fees since the recommencement of operations by the Company in November 1992. While it is expected that the Company will recognize revenues from such activities, there can be no assurance that any such revenues will be generated.

CONSULTING SERVICES

    The Company provides the following consulting services primarily through MKP. The Company believes that these services offer significant cross-selling opportunities for MARS-TM-.

    PRODUCT SALES INFORMATION SERVICES. The Company offers product sales information services which include the design and preparation of product profiles for internal use by customers. These product profiles provide organized and up-to-date details on the services offered by the client and its competitors. Upon identification of the financial services to be analyzed, the Company confers with the customer's marketing or product management staff to obtain current information about the features and pricing of the selected services. After analyzing this information, the Company, using its database concerning retail, corporate, trust, capital markets and cash management banking services, develops product profiles which may include a format relating product features to customer benefits and needs, recommends solutions to sales obstacles and analyzes pricing and competitive data. Such information is then packaged and customized to the customer's specifications.

    The Company believes that its methodology and proprietary database in conjunction with management's experience in the banking industry allows it to provide more comprehensive profiles and information to financial institutions than those provided by the Company's competitors. As part of its product sales information service, the Company also develops slides or slide formats for audio visual presentation for use by the customer's product management groups. The Company also has the capacity to train the product managers in product presentation skills. There have been no revenues from product sales information services since the recommencement of operations by the Company in November 1992.

    MARKETING; COMMUNICATIONS AND MERGER-RELATED SERVICES. The Company offers consulting services to financial institutions in developing sales, marketing and business development priorities. Services in this area typically include discussions with the financial institution's management and identifying, reviewing and analyzing operations in areas such as market position and customer information; profitable versus marginally profitable or unprofitable services; market segments; and market niches and product development opportunities. The Company designs a strategic business plan to enable its customers to address marketing priorities and attain marketing objectives.

    The Company also offers consulting services in connection with the development of marketing and communication strategies for financial institutions. The Company has developed a particular expertise in providing services to banks in connection with merger and acquisition activities.

    The Company's clients in this area include The Dime Savings Bank of New York, NatWest Bank, First Fidelity Bancorporation, First Union National Bank, Chemical Bank, Bank of New York and First National Bank of Maryland.

FINANCIAL SERVICES INDUSTRY

    Consulting services currently provided to the financial services industry are rendered by a diverse group of companies or firms, substantially all of which are privately-held. These companies or firms range in size from large firms which are divisions or subsidiaries of major accounting firms or Fortune 100 companies to organizations which are smaller than the Company.

    The Company believes that the recent increase of mergers and acquisitions in the financial services industry has generated an increase in demand for related consulting services. The Company believes that this increased demand includes a trend towards outsourcing certain services and a greater focus on product and sales analyses and marketing and communications strategies used in connection with business combinations.

    The Company believes that the industry will continue to consider methods to analyze the financial impact and competitive position of its products and reduce in-house corporate functions which may be more efficiently effectuated by outside resources. The Company believes it can capitalize on this trend.

COMPETITION

    Competition among enterprises which render software products and management consulting services to financial institutions and other business organizations is intense. The Company faces competition from other companies which offer products or services similar to those offered by the Company and which have greater financial resources, more technical personnel and more extensive service capabilities than the Company.

    The Company is aware of several competitors which offer computer software products as comprehensive as MARS-TM- as well as other competitors. The Company believes that the software products which most directly compete with MARS-TM-are Lotus NOTES, Siebel Systems SALES ENTERPRISES, Aurum Software SALES TRAK and Borealis ARSENAL. In particular, Lotus Development Corp. markets the Notes product as a universal information sharing tool for collaborative work groups. The Company believes that the flexibility and workflow components of NOTES makes the product a viable competitor, although at a significantly higher cost than MARS-TM-.

    The Company endeavors to distinguish its software and services from those of its competitors based upon the following factors: (i) its software and services are specifically designed for application in financial institution environments, unlike most competitive products which are designed for more general applications and require modification for effective utilization by financial institutions; and (ii) the experience of the Company's management in the financial services industry.

    There can be no assurances that the Company will be successful in its efforts to distinguish the qualities of its software and services in the marketplace. Other entities, with substantially greater resources than the Company, compete directly with the Company by offering software and/or services to the same industry.

MARKETING

    The Company's founder and principal executive officer, together with several other executive officers, are primarily responsible for marketing its software and services. In the past, the Company conducted its marketing activities primarily through advertising in selected financial institution trade media and at professional financial institution conventions. The Company currently markets its software and services primarily through direct sales calls, referral business and personal contacts.

    The Company markets primarily to domestic and foreign banks. The Company believes that there are approximately 500 banks in the United States engaged in activities which may require software and/or services offered by the Company. The Company also believes that significant opportunities exist for it to sell its software and/or services in Europe and the Far East, where it believes that market conditions have made financial institutions acutely aware of the necessity to develop sales, marketing and business development priorities.

    The Company's overall marketing strategy includes internal as well as external channels of distribution. The Company believes that cross-selling its software and services will provide it with greater opportunities. For example, the Company believes that it can build a channel of product distribution for MARS-TM- through its consulting services to augment its own direct selling efforts. The Company intends to develop relationships with accounting firms which sponsor information technology services to banks. In addition, the Company believes that there are additional opportunities for alliances with regional system integrators whose business is composed entirely of the installation and modification of banking and financial services applications.

    In general, the Company is primarily retained to fulfill specific needs of its customers. Accordingly, the success of the Company is dependent upon its ability to attract a flow of new customers as well as new assignments from past customers. The solicitation of new assignments from past customers has been and is expected to be an integral part of the Company's marketing strategy.

INTELLECTUAL PROPERTY RIGHTS AND PROTECTION

    Like many software companies, the Company does not hold any patents and relies upon a combination of copyright and trade secret laws and contractual restrictions to protect its rights in its software, technology and trade secrets. There can be no assurance that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company.

    Although there can be no assurance, the Company believes that its software and related technology are proprietary and protected by copyright law, license agreements and non-disclosure agreements. The Company intends to require its customers to sign license agreements. Although there can be no assurance, the Company believes that copyright protection, regardless of whether a license agreement exists, is sufficient to protect the Company's rights in its software and technology. Certain protections, such as limitations on use of a product and limitations on warranties and liability, are not afforded by copyright law and may not be available without an enforceable license agreement. The ability of software companies to enforce its licenses has not been clearly defined and there can be no assurances that the Company will be successful in any enforcement proceedings. In addition, there can be no assurance that the Company will have the ability or the resources necessary to enforce its rights under such licenses or agreements or defend any action commenced by another party for infringement or any other similar claim.

    Pursuant to the indemnification provisions included in its license agreements, the Company generally will agree to indemnify its customers from losses resulting from any third-party claims that the Company's software infringes upon proprietary rights of such third-parties. The amount of such indemnification is generally limited to the amount of the license fee paid by the customer to the Company. To date, the Company has not received any written claims of infringement.

    The Company also owns exclusive rights to videotapes, manuals and workbooks utilized in its sales, marketing and business programs and seeks to protect its proprietary rights therein through restrictions in its license agreements. The licenses for videotapes, manuals and workbooks generally have a term of one year. To date, the Company has not been required to enforce these contractual safeguards relating to the use of its videotapes, manuals and workbooks. There can be no assurance that the Company would have the ability or the resources necessary to enforce its rights under such licenses.

SUBSIDIARIES

    In 1994, the Company began implementing a business strategy of establishing subsidiary companies to engage in related or complementary areas of the financial services industry. As a result, the Company, together with other parties, formed three subsidiaries. The Company owns 80% of the outstanding equity of each subsidiary.

    MICHAELSON KELBICK PARTNERS INC. In October 1994, the Company, together with Susan Michaelson and Hillary Kelbick, formed Michaelson Kelbick Partners Inc. ("MKP"). MKP is engaged in providing specialized business and marketing services to the financial services industry. MKP has developed particular expertise in providing advice to its customers with respect to communications concerning mergers or other business combinations and sales promotions.

    Ms. Michaelson and Ms. Kelbick have over 30 years combined experience in financial services marketing. They were both formerly employed as Senior Vice Presidents by Wilcox Associates, in New York, New York, where they were primarily responsible for the planning, development plans, and execution of marketing communications projects for numerous financial institutions. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons."

    ASPEN CAPITAL MANAGEMENT, LLC. In January 1995, the Company, together with Messrs. Richard Loos and Sean Brennan, formed Aspen Capital Management, LLC ("Aspen"). Aspen was established to operate as an international sponsor of cash management funds. In February 1995, Aspen was converted to a New York limited liability company.

    In connection with Aspen's formation and operation, the Company entered into shareholders' and executive employment agreements with Richard Loos and Sean Brennan. Richard J. Loos previously was Managing Director and a member of the Board of Directors of HSBC Asset Management Americas Inc., a global asset management group, and Sean P. Brennan previously was affiliated with CS First Boston Investment Management Group. Pursuant to the terms of the shareholders' and executive employment agreements, each of Messrs. Loos and Brennan hold 10% of the outstanding equity of Aspen.

    During the period from January through April 1995, Robert S. Trump, one of the principal stockholders of the Company, loaned the Company an aggregate of $500,000, which was utilized in connection with the funding and the initial operations of Aspen. In August 1995, Aspen officially commenced operations with the formation of the Aspen Worldwide Dollar Fund (the "Fund"). The Fund was administered by ABN--AMRO Trust Company (Cayman) Limited. The Fund received approximately $5,000,000 through initial subscriptions provided by persons associated with Mr. Trump and raised with Mr. Trump's assistance. The Fund never received any additional subscriptions. As a result, during the fiscal year ended September 30, 1996, the initial investors redeemed all of their interests in the Fund. The Fund is currently inactive. In July and September 1996, Messrs. Brennan and Loos, respectively, resigned as officers of the Company and have no affiliation with the Fund. There can be no assurance that the Company will retain an investment advisor for the Fund or that the Fund or Aspen will recommence operations.

    FPC INFORMATION CORP.  In November 1994, the Company, together with Robert
S. Trump, formed FPC Information Corp. ("FPC Information"). Mr. Trump furnished $150,000 to the Company in connection with the establishment and initial operations of FPC Information. Mr. Trump owns 20% of the outstanding equity of FPC Information.

    The Company intends to solicit shareholder approval on a proposal to transfer the MARS-TM- software and any rights associated therewith and related liabilities to FPC Information Corp. In the event the proposal is approved by the stockholders, the Company will function as a holding company and will seek investment and acquisition opportunities in the financial services industry. As of December 24, 1996, Mr. Trump beneficially owned 62% of the Company's shares of Common Stock. See "Item 11 -- Security Ownership of Certain Beneficial Owners and Managment."

EMPLOYEES

    As of December 23, 1996, the Company had thirteen full-time employees. The Company also engages independent contractors and consultants from time to time in connection with certain projects. The Company expects to employ additional personnel as needed in connection with its operations. The Company believes that it has good relations with its employees.

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB, including without limitation, under the caption "Item 6 -- Management's Discussion and Analysis of Financial Conditon and Results of Operations."

ITEM 2 -- DESCRIPTION OF PROPERTY

    The Company's principal executive offices are located in New York City at 335 Madison Avenue, New York, New York. In September 1995, the Company entered into a direct sub-sublease agreement with MCI Telecommunications Corp. ("MCI") covering approximately 5,000 rentable square feet on the 11th floor of 335 Madison Avenue. The sub-sublease expired on December 29, 1996, which coincides with the expiration date of MCI's sublease arrangement with its sublessor. However, Builtland Partners, the owner of the building known as 335 Madison Avenue, New York, New York, has agreed to permit the Company to remain in occupancy of the 11th floor premises until approximately March 4, 1997 on the same terms and conditions set forth in the Company's sub-sublease with MCI.

    In October 1996, the Company entered into a direct lease with Builtland Partners, covering approximately 11,142 square feet on the 8th floor at 335 Madison Avenue. This lease has a ten-year term commencing as of October 1996. Fixed minimum rent of approximately $31,000 per month is payable by the Company during the first five years of the term and fixed minimum rent of approximately $35,000 per month is payable by the Company during the final five years of the term. Under the terms of the lease, the Company's fixed minimum rent obligations have been abated until March 20, 1997 and for the months of October, November and December in each of the first four years of the lease term. The Company will be required to pay operating expense and real estate tax escalation payments as additional rent. Also, the landlord has agreed to reimburse the Company for up to approximately $500,000 of construction and other related costs. The Company expects to assume occupancy of the 8th floor premises in late February 1997.

    The Company believes that the facilities which it presently occupies and those it expects to occupy in February 1997 as described herein are well maintained, in good condition and suitable for the Company to continue its operations in the foreseeable future, including the needs generated by any future growth.

ITEM 3 -- LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    On August 22, 1996, the Company held its annual meeting of shareholders (the "Annual Meeting"). The proposals voted upon at the Annual Meeting and the results with respect to each proposal are set forth below:
                              PROPOSALS VOTED UPON

    1. To elect four directors to serve for a term of one year and until their respective successors are duly elected and qualified.

    2. To approve the appointment by the Board of Directors of Goldstein & Morris as independent certified public accountants and auditors of the Company for the fiscal years ended September 30, 1995 and September 30, 1996.

    3. To amend the Company's Certificate of Incorporation to effect a one-for-five reverse stock split.

    4. To amend the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of "blank check" preferred stock.

    5. To amend the Company's Certificate of Incorporation to authorize and empower the Board of Directors to fix, increase or decrease the number of directors constituting the entire Board of Directors, to remove a director for cause and to fill any vacancy to the Board for any reason.

                                 VOTING RESULTS

                                                                                                       ABSTAIN/NOT
PROPOSALS                                                                          FOR       AGAINST     VOTING
------------------------------------------------------------------------------  ----------  ---------  -----------
No. 1 (Election of Directors)
  Mr. William F. Finley.......................................................   4,721,180     57,172     405,392
  Mr. Richard Levy............................................................   4,721,180     57,172     405,392
  Mr. Duncan G. Burke.........................................................   4,721,180     57,172     405,392
  Mr. Philip L. Hage..........................................................   4,778,352     --         405,392
No. 2.........................................................................   4,763,752        600     419,392
No. 3.........................................................................   4,704,080     60,272     419,392
No. 4.........................................................................   4,517,867     63,572     602,305
No. 5.........................................................................   4,705,780     58,572     419,392

                                    PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    From January 1987 until July 6, 1989, the Common Stock traded in the over-the-counter market under the Nasdaq symbol "FPCC." The Company's Common Stock was delisted by Nasdaq in July 1989 primarily due to its failure to maintain Nasdaq's minimum capital requirements.

    As of November 27, 1996, the Company's Common Stock resumed trading quoted on the OTC Bulletin Board under the symbol "FPCX." The high and low sale price quotations for the Company's Common Stock for the period November 29, 1996 to December 23, 1996 were $2.75 and $1.00 respectively, as reported by the OTC Bulletin Board. The Company believes that these quotations represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commissions. The average weekly volume of the Common Stock since the resumption of trading on the OTC Bulletin Board in November 1996 was approximately 48,520 shares. The Company believes that there are at least two "market-makers" in the Common Stock including Van Kasper & Company, Inc. and Laidlaw Equities, Inc. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

    As of December 24, 1996, the Company had approximately 193 shareholders of record, excluding the number of beneficial owners whose securities are held in "streetname." The Company believes that a substantial number of shares of Common Stock are held in "streetname."

    To date, the Company has not paid any dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any future earnings to finance the growth and development of its business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on, among other things, the Company's operating results, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    HISTORY. The Company was incorporated in New York in 1984 under the name Performance Services Group, Inc. and at that time was primarily engaged in offering banking institutions a range of proprietary sales and marketing products, strategic planning and product consulting services and financial software products. From its inception in 1984 through February 1990, it incurred continuous losses and working capital deficiencies which limited its marketing efforts and operations. In July 1989, the Company's Common Stock was delisted from the Nasdaq over-the-counter market and from February 1990 to November 1992 the Company was inactive.

    In January 1993, the Company recommenced its operations and raised working capital through private debt and equity issuances, including issuances to one of the Company's principal stockholders. Although the Company generated revenues for each of the last three fiscal years ended September 30, 1996, it incurred losses of $146,036, $801,296 and $235,049 for the fiscal years ended September 30, 1994, 1995 and 1996, respectively. In addition, the report of the Company's independent accountants for its balance sheet as of September 30, 1995 and 1994 and the results of operations, stockholders' equity and cash flows for the years then ended included an explanatory paragraph which referred to the Company's substantial losses and concluded that such results raised substantial doubt about its ability to continue as a going concern.
    REVENUES. The Company's revenues historically have been derived from a limited number of customers. For the year ended September 30, 1996, six customers accounted for approximately 98% for the Company's revenues, with one customer accounting for approximately 75% of its revenues. The Company anticipates that a substantial amount of its revenues will continue to be concentrated from a limited number of customers. As a result, the Company's sales and operating results are subject to substantial variations in any given year and from quarter to quarter. The Company's sales and net income (if any) in a particular quarter may be lower than the sales and net income (if any) of the Company for the comparable quarter in the prior year. In addition, sales and net income (if any) of the Company in any particular quarter may not necessarily reflect the results of operations for the Company for the full year.

    Revenues from software products are recognized upon delivery to the customer provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Because of the nature of the Company's software and the overall commitment to a software based, integrated sales marketing approach, the Company anticipates that the installation of MARS-TM-can take from up to several months for a single customer and up to twelve months for an entire integrated system. The period of installation is also dependent upon the level of commitment made by the customer to installation as well as the learning speed of the customer's personnel. Lengthy installation periods can delay the recognition of revenues related to the Company's software.

    SUBSIDIARIES. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its three 80% owned subsidiaries. The Company's investment in the subsidiaries is accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

    Summary financial information concerning MKP, excluding intercompany eliminations, as of September 30, 1996 and 1995 and for the years then ended, is as follows:

                                                                         1996         1995
                                                                     ------------  ----------
Cash...............................................................  $  1,685,000  $  301,000
Accounts receivable................................................       903,000     227,000
Other assets.......................................................        14,000      --
Accounts payable...................................................     1,705,000     146,000
Revenues...........................................................     8,784,000   1,251,000
Operating costs....................................................     8,178,000   1,138,000
Net income.........................................................       504,000     113,000

    Summary financial information concerning the Company's other two 80% owned subsidiaries, Aspen and FPC Information, as of September 30, 1996 and 1995 and for the years then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

    Aspen had no revenues and incurred losses of $219,872 and $530,644 for the years ended September 30, 1996 and 1995, respectively. Aspen, whose operations commenced in March 1995, suspended its operations in September 1996. Aspen is reported as a discontinued operation at September 30, 1996. The net assets and liabilities relating to the disposal of the discontinued operation is immaterial.

    FPC Information had no revenues and incurred losses of $428,245 and $190,885 for the years ended September 30, 1996 and 1995, respectively.

    OTHER. Income taxes are computed in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    At September 30, 1996, the Company had net operating loss carryforwards of approximately $487,000, which will expire in 2011. Certain provisions of the tax law may limit the net operating loss carryforwards available for use by the Company in the event of a significant change in the ownership interest of the Company. At September 30, 1996, the Company had a deferred tax asset of approximately $195,000. The deferred tax asset consisted primarily of net operating loss carryforwards and was fully offset by a valuation allowance of the same amount.

    The income tax expense of $116,062 represents state and local income taxes on the income of MKP.

    Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the years ended September 30, 1996 and 1995.

    Amortization of capitalized software development costs is generally provided on a product-by-product basis at the greater of the amount computed by using the ratio of current gross revenue to total current and anticipated gross revenue of the product or on the straight-line method over the sixty-month estimated useful life of the product, commencing when the product is available for general release to customers.

    The Company's consolidated financial statements listed under "Item 7 -- Financial Statements" should be read in connection herewith.

    FORWARD-LOOKING STATEMENTS. Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB, including without limitation, under the caption "Item 1 -- Description of Business.

RESULTS OF OPERATIONS

    FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

    REVENUES. Consolidated revenues during the fiscal year ended September 30, 1996 increased by $7,468,537 to $8,784,137 from $1,315,600 for the prior year.
This increase was attributable to revenues generated by MKP. During this period, MKP was awarded a contract to work on merger and marketing communications for two major banking institutions. MKP generated approximately 100% of the consolidated revenues of the Company for the fiscal year ended September 30, 1996.

    COST OF REVENUES. Cost of revenues increased by $6,454,999 to $7,271,114 for the fiscal year ended September 30, 1996 from $816,115 for the fiscal year ended September 30, 1995. This increase resulted primarily from a substantial increase in outsourcing expenses and fees for independent contractors retained by MKP in connection with its increased business during such period and bonuses paid to the two Managing Directors of MKP in the aggregate amount of approximately $344,000.

    SALARIES AND RELATED EXPENSES . Payroll expenses increased by $161,497 to $525,677 for the fiscal year ended September 30, 1996 from $364,180 for the fiscal year ended September 30, 1995. This increase was primarily due to the increase in staff employed by MKP as well as the payment of year-end bonuses to the two Managing Directors of MKP.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $312,230 to $615,106 for the fiscal year ended September 30, 1996 from $302,876 for the fiscal year ended September 30, 1995. This increase was due primarily to increased expenditures related to additional Company personnel and independent contractors.

    OPERATING PROFIT. The Company had an operating profit of $278,228 for the fiscal year ended September 30, 1996 compared to an operating loss of $284,898 for the fiscal year ended September 30, 1995.

    NET INCOME (LOSS). The Company had a net loss of $235,049 for the fiscal year ended September 30, 1996 as compared to a net loss of $801,296 for the fiscal year ended September 30, 1995. The Company's operating loss from continuing operations after income taxes for the fiscal year ended September 30, 1996 was $15,177. Without giving effect to payments made to two of the Company's executive officers (the two Managing Directors of MKP) in the aggregate of approximately $430,000, the Company would have had net income of approximately $155,000 for the fiscal year ended September 30, 1996. These payments were made in connection with annual incentive pool provisions contained in such executives' employment agreements with the Company. See "Item 10 -- Executive Compensation -- Employment Agreements."

    FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

    REVENUES. Revenues for the fiscal year ended September 30, 1995 increased by $1,266,434 to $1,315,600 from $49,166 for the fiscal year ended September 30, 1994. This increase was attributable almost entirely to revenues generated by the Company's 80%-owned subsidiary, MKP, which commenced business operations during the Company's 1995 fiscal year.

    COST OF REVENUES. Cost of revenues increased by $816,115 to $816,115 for the fiscal year ended September 30, 1995 from $0 for the fiscal year ended September 30, 1994. This increase was attributable solely to the commencement of MKP's business operations during the 1995 fiscal year.

    SALARIES AND RELATED EXPENSES. Payroll expenses increased by $305,661 to $364,180 for the fiscal year ended September 30, 1995 from $58,519 for the fiscal year ended September 30, 1994. This increase was attributable primarily to the commencement of MKP's business operations during the fiscal year ended September 30, 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $258,279 to $302,876 for the fiscal year ended September 30, 1995 from $44,597 for the fiscal year ended September 30, 1994. This increase was attributable primarily to increased expenditures relating to additional Company personnel and independent contractors retained in connection with the commencement of MKP's business operations.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $81,736 to $0 for the fiscal year ended September 30, 1995 from $81,736 for the fiscal year ended September 30, 1994. This decrease was attributable to research and development costs being capitalized for the 1995 fiscal year as MARS-TM- reached technological feasibility.

    OPERATING EXPENSES. Operating expenses for the fiscal year ended September 30, 1995 increased by $1,328,773 to $1,600,498 from $271,725 for the fiscal year ended September 30, 1994. This increase was due primarily to the commencement of MKP's business operations during the fiscal year ended September 30, 1995.

    OPERATING LOSS. The Company's operating loss increased by $62,339 to $284,898 for the fiscal year ended September 30, 1995 as compared to an operating loss of $222,559 for the prior year.

    OTHER INCOME (EXPENSES). Other expenses were $516,398 for the fiscal year ended September 30, 1995 as compared to other income of $76,523 for the prior period. The change was primarily related to expenses recorded by the Company in the 1995 fiscal year for those expenses incurred by MKP when it was in its development stage. In addition, such expenses were offset by an unusual item relating to the reversal of trade payables of approximately $123,000 that were outstanding for at least six years.

    NET LOSS. The Company's net loss increased by $655,260 to $801,296 for the 1995 fiscal year from a net loss of $146,036 in the prior period, after adjustments for interest expenses and an unusual item relating to the reversal of trade payables that were outstanding for at least six years.

LIQUIDITY AND CAPITAL RESOURCES

    In the past, the Company required continuous capital to fund its operating losses which were primarily attributable to expenses in connection with marketing activities, research and development costs and other expenses including salaries and related expenses and selling, general and administrative expenses. The Company has financed its operations to date primarily through public and private sales of its debt and equity securities, including significant sales to one of its principal stockholders, and more recently revenues generated by the Company's subsidiary, MKP. See "Item 1 -- Description of Business" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Principal Stockholders."

    As of September 30, 1996, the Company had working capital of $1,448,822, stockholders' equity of $1,853,199 and a working capital ratio (current assets to current liabilities) of 1.98:1. As of September 30, 1996 and 1995, the Company had cash and cash equivalents of $1,972,056 and $348,755, respectively. For the years ended September 30, 1996 and 1995, the Company generated positive cash flow from operations of $262,290 and used cash for operations of $880,183, respectively, primarily as a result of an increase in revenues and utilized $320,076 and $289,489 for investing activities during the years ended September 30, 1996 and 1995, respectively. Net cash provided by the Company's financing activities for the years ended September 30, 1996 and 1995 were $1,681,087 and $1,418,748, respectively.

    As of September 30, 1996, the Company had short-term debt (including the current portion of long-term debt) of $120,520 and long-term debt, net of current maturities, of $168,095. Of the total debt of $288,615, the sum of $281,095 was due to a principal stockholder and the sum of $7,520 was due to a principal stockholder -- former director. In November 1996, long and short-term debt in the aggregate amount of $281,095 which was due to a principal stockholder was converted into shares of the Company's common stock at a price of $1.00 per share. Accordingly, as of December 24, 1996, the Company had no short-term or long-term debt commitments other than the current portion of long-term debt due to a principal stockholder -- former director in the amount of $7,520.

    The Company's business, as presently conducted, is not capital intensive. As of September 30, 1996, the Company has made no material capital commitments other than those related to non-cancelable operating leases for office space and equipment. For the years ended September 30, 1997, 1998, 1999 and 2000, the Company's minimum payments in connection with these leases are $198,000, $292,000, $292,000 and $292,000, respectively. In addition, the Company expects to spend approximately $150,000 each year for the next two fiscal years in connection with its research and development activities.

    Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through September 30, 1997. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ended September 30, 1997, 1998, 1999 and 2000, the Company's minimum payments in connection with the leases are $198,000 $292,000, $292,000 and $292,000, respectively. The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, including those related to MARS-TM-, the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its software and services and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

    The Company may also seek additional financing in connection with the acquisition of one or more products (or rights related thereto) or entities or the consummation of other business combinations. Although the Company has engaged in discussions with third parties from time to time concerning potential acquisitions and other business combinations and anticipates continuing such activities in the future, the Company has no current commitments regarding such acquisitions or other business combinations.

    Financing may be raised by the Company through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other transactions. The Company may seek additional funding through any such transaction or a combination thereof. There can be no assurance that additional financing will be available to the Company or, if available, that such financing will be available on acceptable terms.

INFLATION

    In general, the Company believes that it will be able to offset any inflationary pressures by increasing operating efficiency, monitoring and controlling expenses and increasing prices to the extent permitted by competitive factors.

ITEM 7 -- FINANCIAL STATEMENTS

    The audited consolidated financial statements of the Company for the fiscal years ended September 30, 1996 and 1995 are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following table sets forth certain information concerning the Company's directors, executive officers and key employees:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

William F. Finley....................................          53   President; Chief Executive Officer; Chief Financial
                                                                     Officer; Chairman of the Board of Directors

Duncan G. Burke......................................          53   Vice President and Director

Richard Levy.........................................          61   Secretary and Director

Philip L. Hage.......................................          50   Director

Susan Michaelson.....................................          39   Managing Director of MKP

Hillary Kelbick......................................          40   Managing Director of MKP

    The business experience of each of the directors, executive officers and key employees of the Company for at least the most recent five years is as follows:

    WILLIAM F. FINLEY is the founder of the Company and has served as its President, Chief Executive Officer and Chairman of the Board since its inception in 1984, and has served as its Chief Financial Officer since December 1987. From 1978 through 1984, Mr. Finley served as Vice President-Corporate Banking and Manager of a consulting services group known as the Performance Services Department of Marine Midland Bank, N.A. Prior thereto, from 1971 to 1978, Mr. Finley held the position of Personnel-Training Director at Irving Trust Company. From 1969 to 1971, Mr. Finley was employed in the Corporate and Management Development Department at Chase Manhattan Bank. Mr. Finley has a Masters Degree in Business Administration from New York University and a Bachelors of Arts Degree in Psychology and Sociology from Miami University (Ohio). Mr. Finley is the husband of Susan Michaelson, one of the two Managing Directors of MKP.

    DUNCAN G. BURKE has served as a Director of the Company since April 1994. He has also been the sole principal of Burke Capital Group, Greenwich, Connecticut since 1994. From 1992 to 1994, Mr. Burke was a Senior Vice President of Laidlaw Holdings Asset Management, Inc. and from August 1991 to November 1992 he served as a Vice President of Laidlaw Equities, Inc. From 1989 to 1991, Mr. Burke was a Vice President with Tucker Anthony Incorporated. He was in the investment banking group with Dean Witter Reynolds, Inc. from 1970 to 1989, serving as Managing Director, Investment Banking, from 1979 to 1989. Mr. Burke holds a B.A. in Economics from Dartmouth College and an M.B.A. in Finance from Columbia University Graduate School of Business.

    RICHARD LEVY has served as a Director of the Company since April 1994. He is a Senior Director at Cushman & Wakefield, Inc., a real estate consulting and brokerage firm, and has been employed by that firm for more than 35 years. Mr. Levy is also a director of Mascott Corporation, a restaurant and catering company. Mr. Levy attended Muhlenberg College and Columbia University.

    PHILIP L. HAGE has served as a Director of the Company since August 1996. He is a Vice President at Van Kasper & Company, an investment banking and brokerage firm, and heads the Financial Institutions Group and serves as a regional bank analyst at that firm. Prior to joining Van Kasper & Company in July 1989, Mr. Hage was President of Golden Sierra Financial Advisors, a mergers and acquisitions advisory firm specializing in financial industry companies, from December 1986 to June 1989. Mr. Hage also served as Senior Vice President and Partner at A.G. Becker & Company, an international investment banking firm, from 1973 prior to its merger with Merrill Lynch in 1984 and was thereafter employed by BankAmerica Corporation. Mr. Hage holds a B.A. from The Johns Hopkins University and an M.B.A. from the Darden School at the University of Virginia.

    SUSAN MICHAELSON is one of the co-founders of MKP, together with Hillary Kelbick and the Company, and has been a Managing Director of MKP since its inception in October 1994. From 1990 to 1994, Ms. Michaelson served as Senior Vice President at Wilcox Associates. From 1986 to 1990, Ms. Michaelson was also a Senior Vice President of the Company. Ms. Michaelson is the wife of William F. Finley, President, Chairman of the Board and Chief Executive Officer of the Company. Ms. Michaelson holds a Bachelor of Arts Degree from Syracuse University.

    HILLARY KELBICK is one of the co-founders of MKP, together with Susan Michaelson and the Company, and has been a Managing Director of MKP since its inception in October 1994. From 1982 to 1994, Ms. Kelbick served as Senior Vice President at Wilcox Associates. Ms. Kelbick holds a Bachelor of Arts Degree from SUNY Albany.

    There are currently four members on the Company's Board of Directors. The Company's certificate of incorporation and by-laws authorize the Board of Directors to fix the number of authorized directors. The Company's by-laws also authorize the Board of Directors to fill any vacancy on the Board of Directors. The Company's by-laws provide that directors are to be elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. The Company has employment agreements with each of its executive officers and key employees. Other than Mr. Finley and Ms. Michaelson who are married, there are no other family relationships between the Company's directors, executive officers and key personnel.

LIMITATION ON PERSONAL LIABILITY; INDEMNIFICATION

    The Company's Certificate of Incorporation and By-Laws contain provisions exculpating the Company's directors from personal liability for actions taken or omitted to be taken by them in connection with their positions, with limited exceptions. The Company's By-Laws also contain provisions which require the Company to indemnify current and former officers and directors for any judgments, fines, amounts paid in settlement or reasonable attorneys' fees incurred in the defense of certain actions and proceedings to the fullest extent permitted under New York law. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year (or any prior fiscal year discovered prior to the filing of this Annual Report on Form 10-KSB), other than each of Ms. Kelbick and Ms. Michaelson (who each failed to file a Form 3 in October 1994 and a Form 4 in October 1996), Mr. Levy (who failed to file a Form 3 in June 1994 and a Form 4 in July and October 1996), Mr. Burke (who failed to file a Form 3 in June 1994 and a Form 4 in January 1995 and October 1996), Mr. Hage (who failed to file a Form 3 in

September 1996 and a Form 4 in October 1996), and Mr. Finley (who failed to file a Form 3 and failed to file a Form 4 in October 1993, December 1993, October 1995 and October 1996).

CONSULTING AGREEMENTS

    In November 1996, the Company entered into a two-year, non-exclusive advisory agreement with Van Kasper & Company ("Van Kasper"). Pursuant to the terms of the agreement, the Company issued Van Kasper a three-year warrant to purchase 150,000 shares of Common Stock with an exercise price of $0.50 per share. The Company also granted Van Kasper "piggyback" registration rights for the shares of Common Stock underlying the warrant with respect to the first registration statement filed by the Company after November 1996. Under the agreement, Van Kasper will provide general corporate advice to the Company including advice in connection with developing relationships with analysts and market-makers and advice on investor presentations. See "Item 5 -- Market for Common Equity and Related Stockholder Matters" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

    In November 1996, the Company entered into a non-exclusive advisory agreement with Laidlaw Equities, Inc. ("Laidlaw") which provides that Laidlaw will render general corporate advice to the Company and will propose to act as a placement agent in connection with potential acquisition financing. Pursuant to the terms of the agreement, the Company issued Laidlaw a three-year warrant to purchase 150,000 shares of Common Stock with an exercise price of $0.50 per share. The Company also granted Laidlaw "piggyback" registration rights as to the shares of Common Stock underlying the warrant. See "Item 5 -- Market for Common Equity and Related Stockholder Matters" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

ITEM 10 -- EXECUTIVE COMPENSATION

    The following table summarizes, for the fiscal years ended September 30, 1996, 1995 and 1994, the compensation paid by the Company to the Company's Chief Executive Officer and to each other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company (the "named executive officers"). See "-- Employment Agreements."

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                             ANNUAL COMPENSATION                      COMPENSATION
                                              --------------------------------------------------  --------------------
                                                FISCAL                             OTHER ANNUAL     AWARDS OPTIONS/
NAME AND PRINCIPAL POSITION                      YEAR      SALARY($)    BONUS($)   COMPENSATION       WARRANTS(#)
--------------------------------------------  -----------  ----------  ----------  -------------  --------------------
William F. Finley(1)........................        1996   $  150,000  $   25,000   $    30,000(7)         200,000
  Chief Executive Officer                           1995   $  125,000      --           --                200,000
                                                    1994   $  100,000      --           --                100,000
Susan Michaelson(2)(3)......................        1996   $  127,000  $  215,000   $    30,000(7)         200,000(3)
  Managing Director of MKP                          1995   $   92,000      --       $   100,000            --
                                                    1994       --          --           --                 --
Hillary Kelbick(4)..........................        1996   $  127,000  $  215,000   $    30,000(7)         200,000(4)
  Managing Director of MKP                          1995   $   92,000      --       $   100,000            --
                                                    1994       --          --           --                 --
Sean Brennan(5).............................        1996   $   83,334      --           --                 --
  Member of Aspen                                   1995   $  185,000      --           --                 --
                                                    1994       --          --           --                 --
Richard Loos(6).............................        1996   $   37,500      --           --                 --
  Member Officer of Aspen                           1995   $  111,000      --           --                 --
                                                    1994       --          --           --                 --

------------------------------

(1) On November 11, 1993, Mr. Finley received warrants to purchase 100,000 shares of Common Stock at $0.50 per share, exercisable until August 31, 1998. On September 15, 1995, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock at $0.50 per share, exercisable until September 15, 2010. On September 16, 1996, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. Effective as of January 1, 1995, the Company entered into an employment agreement with Mr. Finley for a period of five years providing for an annual salary of $125,000.00. Effective as of July 1, 1996, the Company agreed to amend the employment agreement to increase Mr. Finley's annual salary to $150,000.00 and to grant Mr. Finley a bonus in the amount of $25,000. See "-- Employment Agreements."

(2) Susan Michaelson is the wife of William F. Finley, the Company's President, Chief Executive Officer and Chief Financial Officer. The Company has entered into an employment agreement with Ms. Michaelson. See "-- Employment Agreements."

(3) As of October 1994, Ms. Michaelson received 100,000 shares of Common Stock pursuant to the terms of the Company's agreement dated October 17, 1994 with Ms. Michaelson and Hillary Kelbick. On September 16, 1996, the Company issued to Ms. Michaelson warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006.

(4) As of October 1994, 100,000 shares of Common Stock were issued to Ms. Kelbick pursuant to the terms of the Company's agreement dated October 17, 1994 with Susan Michaelson and Ms. Kelbick. On September 16, 1996, the Company issued to Ms. Kelbick warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006.

(5) Mr. Brennan resigned as an officer of Aspen in July 1996 and does not currently receive any compensation from the Company.

(6) Mr. Loos resigned as an officer of Aspen in September 1996 and does not currently receive any compensation from the Company.

(7) For the year ended September 30, 1996, the Company contributed an aggregate of $30,000 to such executive under its non-contributory pension and profit sharing plan. See "-- Pension Plan."

STOCK OPTION AND WARRANT GRANTS IN 1996

    The following table sets forth certain information concerning individual option/warrant grants to each of the "named executive officers" of the Company during the fiscal year ended September 30, 1996.

                   OPTION/WARRANT GRANTS IN LAST FISCAL YEAR

                                                                              PERCENTAGE OF
                                                                  NUMBER OF       TOTAL
                                                                 SECURITIES     OPTIONS/
                                                                 UNDERLYING     WARRANTS
                                                                  OPTIONS/     GRANTED TO    EXERCISE OR
                                                                  WARRANTS    EMPLOYEES IN   BASE PRICE   EXPIRATION
NAME                                                               GRANTED     FISCAL YEAR    ($/SHARE)      DATE
---------------------------------------------------------------  -----------  -------------  -----------  -----------
William F. Finley(1)...........................................     200,000       33 1/3%     $    1.00     9/15/2006
Susan Michaelson(2)............................................     200,000       33 1/3%     $    1.00     9/15/2006
Hillary Kelbick(3).............................................     200,000       33 1/3%     $    1.00     9/15/2006
Sean Brennan...................................................      --            --            --           --
Richard Loos...................................................      --            --            --           --

------------------------------

(1) On September 16, 1996, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock, exercisable with an exercise price of $1.00 per share until September 15, 2006. These warrants are exercisable immediately.

(2) On September 16, 1996, the Company issued to Ms. Michaelson warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. These warrants are exercisable immediately.

(3) On September 16, 1996, the Company issued to Ms. Kelbick warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. These warrants are exercisable immediately.

OPTION EXERCISES AND FISCAL YEAR-END HOLDINGS

    No options or warrants were exercised by any named executive officer for the fiscal year ended September 30, 1996. The following table sets forth information, as of September 30, 1996, concerning the number of shares issuable as to exercisable and nonexercisable options or warrants and the value of "in the money" options and warrants held by the Company's "named executive officers."

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUE

                                                                      NUMBER OF                  VALUE OF UNEXERCISED
                                                                     UNEXERCISED                     IN-THE-MONEY
                                                                   OPTIONS/WARRANTS                OPTIONS/WARRANTS
                                                                  AT FISCAL YEAR-END            AT FISCAL YEAR-END(1)
                                                            ------------------------------  ------------------------------
NAME                                                        EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------------------------------------  -----------  -----------------  -----------  -----------------
William F. Finley.........................................     200,000              --       $  26,000              --
Susan Michaelson..........................................     200,000              --       $  26,000              --
Hillary Kelbick...........................................     200,000              --       $  26,000              --

------------------------------

(1) The value of exercisable options and warrants is based on the volume-weighted average price of the Common Stock as reported on the OTC Bulletin Board on December 20, 1996, which was $1.13, minus the exercise price of the option or warrant, as the case may be.

COMPENSATION OF DIRECTORS

    The Company has no standard arrangement relating to the compensation of its directors. Directors who are also officers of the Company are not paid any monetary compensation for attendance at directors' meetings or for attending or participating in any committee meetings. Historically, directors of the Company have been compensated for their services and attendance at meetings through the grant of options and warrants to purchase shares of Common Stock.

    All directors are eligible for grants of stock options pursuant to the Company's 1988 Incentive Stock Option Plan. As of September 30, 1996, the Company had granted options to two of its directors (including the chief executive officer) and two former directors under the Option Plan, representing a total of 60,000 shares, exercisable at an average exercise price of approximately $4.60 per share until October 1998.

    In December 1994 and July 1996, Duncan Burke and Richard Levy, respectively, received 20,000 shares of Common Stock for services rendered to the Company. In addition, in September 1996, Messrs. Burke and Levy each received warrants to purchase 50,000 shares of Common Stock at $1.00 per share exercisable until September 15, 2006. In September 1996, Philip L. Hage received warrants to purchase 25,000 shares of Common Stock at $1.00 per share, exercisable until September 15, 2006. All of the warrants are immediately exercisable. See "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

INCENTIVE STOCK OPTION PLAN

    In March 1988, the Company adopted an Incentive Stock Option Plan (the "Option Plan") pursuant to which 140,000 shares of Common Stock have been reserved for issuance to officers, directors and key employees of the Company. Under the Option Plan, options are granted at 100% of fair market value on the date of grant (or 110% of fair market value, if the grantee is the owner of 10% or more of the Company's Common Stock as of the date of grant). As of September 30, 1996, the Company had granted options to 5 individuals to purchase a total of 60,000 shares, exercisable at an average exercise price of approximately $4.60 per share until October 1998.

EMPLOYMENT AGREEMENTS

    On September 1, 1995, the Company entered into a five-year employment agreement with Mr. Finley which expires on August 31, 2001. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases as determined by the Company's Board of Directors. Mr. Finley's current salary is $150,000 per annum. The Company has also agreed to pay reasonable travel and entertainment expenses incurred by Mr. Finley on behalf of the Company. In the event of the termination of Mr. Finley's employment with the Company for any reason, Mr. Finley is entitled to receive all accrued salary and vacation pay due plus a severance payment of $100,000. Pursuant to the terms of the employment agreement, for a period of one year after the expiration or termination of the employment agreement, Mr. Finley may not disrupt any relationships, contractual or otherwise, between the Company and any of its customers, clients, employees or independent contractors.

    Mr. Finley's executive employment agreement does not provide for the issuance of any Common Stock, warrants or options. On September 15, 1995, the Company granted Mr. Finley warrants to purchase 200,000 shares of the Common Stock with an exercise price of $0.50 per share, exercisable through September 15, 2010. Additionally, on September 16, 1996, the Company granted Mr. Finley warrants to purchase 200,000 shares of the Common Stock with an exercise price of $1.00 per share, exercisable through September 15, 2006.

    MKP has entered into executive employment agreements with each of Ms. Michaelson and Ms. Kelbick for a term of three years ending on October 17, 1997. Under the terms of the agreements, the initial annual salary of Ms. Michaelson and Ms. Kelbick was $80,000. The annual base salary currently payable to each of Ms. Michaelson and Ms. Kelbick is $115,000. In the event that either Ms. Michaelson or Ms. Kelbick elects not to renew her respective employment agreement with MKP at the expiration of the term and MKP elects not to renew the employment agreement, the respective executive will be entitled to receive a severance payment in the amount of $30,000. The employment agreements further provide an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage, determined annually by the Board of Directors, of the net income before taxes of MKP as if MKP was not a member of the Comany's consolidated group. For the year ended September 30, 1996, Ms. Michaelson and Ms. Kelbick received an aggregate of $430,000 under the incentive program. "See Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers." For a period of one year after the expiration or termination of the respective employment agreements, Ms. Michaelson and Ms. Kelbick may not disrupt or interfere with any relationship, contractual or otherwise, between MKP and any of its customers, clients, employees or independent contractors.

PENSION PLAN

    In September 1996, the Company established a non-contributory pension and profit sharing plan for the benefit of its eligible full-time employees. The plan provides for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes. For the year ended September 30, 1996, the Company contributed an aggregate $90,000 in connection with the plan for the benefit of Mr. Finley, Ms. Michaelson and Ms. Kelbick.

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following table sets forth, as of December 24, 1996, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and executive officer of the Company, (iii) each of the Company's "named executive officers" as determined in accordance with the rules and regulations of the Commission, and (iv) all directors and executive officers of the Company as a group. The following information is based in part upon data furnished by the persons indicated below:

                                                        NUMBER OF SHARES
                                                          BENEFICIALLY         PERCENT OF
BENEFICIAL OWNER                                            OWNED(1)            CLASS(1)
----------------------------------------------------  --------------------  -----------------
Robert S. Trump(2)..................................         4,867,422             62.00%
William F. Finley(3)................................           837,546              9.64%
Marvin M. Reiss(4)..................................           560,173              6.83%
Duncan G. Burke(5)..................................            70,000              0.86%
Richard Levy(6).....................................            70,000              0.86%
Philip L. Hage(7)...................................            25,200              0.32%
Susan Michaelson(8).................................           330,000              4.08%
Hillary Kelbick(9)..................................           300,000              3.73%
Richard Loos(10)....................................           --                  --
Sean Brennan(11)....................................           --                  --
All directors and executive officers as a group (6
  persons)..........................................         1,863,319             20.11%

------------------------------

(1) Based upon an aggregate of 7,850,782 shares of Common Stock outstanding as of December 24, 1996, plus, for each listed beneficial owner, the number of shares which such person has the right to acquire within 60 days of December 24, 1996.

(2) The address of Mr. Trump is c/o Trump Management, Inc. 2611 West Second Street, Brooklyn, New York 11223. For further information concerning Mr. Trump's relationships to the Company, see "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Principal Stockholders."

(3) Includes: (i) 15,000 shares issuable upon the exercise of an option granted pursuant to the Option Plan; (ii) 81,960 shares issuable upon the exercise of warrants granted on September 30, 1993 in partial consideration for the exchange of approximately $25,612 of indebtedness owed by the Company; (iii) 10,586 shares issuable upon the exercise of warrants granted on November 11, 1993; (iv) 10,000 shares issuable upon the exercise of an option granted to Susan Michaelson pursuant to the Option Plan; (v) 20,000 shares issuable upon the exercise of warrants granted to Susan Michaelson on November 11, 1993; (vi) 100,000 shares of Common Stock held by Susan Michaelson; (vii) 200,000 shares issuable upon the exercise of warrants granted on September 15, 1995; (viii) 200,000 shares issuable upon the exercise of warrants granted on September 16, 1996; and (ix) 200,000 shares issuable upon the exercise of warrants granted to Susan Michaelson on September 16, 1996. Susan Michaelson is the wife of Mr. Finley and a Managing Director and 10% stockholder of MKP. Mr. Finley disclaims beneficial ownership of the shares beneficially owned by his wife. The address of Mr. Finley is 335 Madison Avenue, New York, New York 10017.

(4) Includes: (i) 15,000 shares issuable upon the exercise of an option granted pursuant to the Option Plan; (ii) 205,392 shares of Common Stock held by Rebot Corporation, a private corporation whose sole stockholder is Mr. Reiss; (iii) 239,781 shares issuable upon the exercise of warrants granted to Rebot Corporation on September 30, 1993 in consideration for the exchange of $74,931 of indebtedness owed by the Company; and (iv) 100,000 shares issuable upon the exercise of warrants granted on November 11, 1993. The address of Mr. Reiss is 5 Walden Lane, Rye, New York 10580.

(5) Includes 50,000 shares issuable upon the exercise of warrants granted to Mr. Burke on September 16, 1996. The address of Mr. Burke is c/o Burke Capital, Two Greenwich Plaza, P.O. Box 628, Greenwich, Connecticut 06836.

(6) Includes 50,000 shares issuable upon the exercise of warrants granted to Mr. Levy on September 16, 1996. The address of Mr. Levy is c/o Cushman & Wakefield, 100 Wall Street, New York, New York 10005.

(7) Includes 25,000 shares issuable upon the exercise of warrants granted to Mr. Hage on September 16, 1996. The address of Mr. Hage is c/o Van Kasper & Company, 600 California Street, Suite 1700, San Francisco, California 94108.

(8) Includes: (i) 10,000 shares issuable upon the exercise of an option granted pursuant to the Option Plan; (ii) 20,000 shares issuable upon the exercise of an option to purchase Common Stock granted on November 11, 1993; and
    (iii) 200,000 shares issuable upon the exercise of warrants granted on September 16, 1996. Does not include any equity securities of the Company beneficially owned by Ms. Michaelson's husband, William F. Finley, the Company's Chairman of the Board, President and Chief Executive Officer. Ms. Michaelson disclaims beneficial ownership of the shares beneficially owned by her husband. The address of Ms. Michaelson is 335 Madison Avenue, New York, New York 10017.

(9) Includes 200,000 shares issuable upon the exercise of warrants granted to Ms. Kelbick on September 16, 1996. The address of Ms. Kelbick is 335 Madison Avenue, New York, New York 10017.

(10) Mr. Loos resigned as an officer of Aspen in September 1996.

(11) Mr. Brennan resigned as an officer of Aspen in July 1996.

ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The following is a discussion of certain transactions entered into by the Company and its principal stockholders, executive officers and directors. The Company believes that the terms of these transactions were no less favorable to the Company than would have been obtained from non-affiliated third parties for similar transactions at the time of such transactions. The Company's current policy is that all transactions between the Company and its directors, officers and principal stockholders should be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

TRANSACTIONS WITH PRINCIPAL STOCKHOLDERS

    ROBERT S. TRUMP. In January 1993, Robert S. Trump (who as of December 24, 1996 beneficially owned approximately 62% of the Common Stock) loaned the Company an aggregate of $125,000 in connection with the recommencement of its operations. The loan was evidenced by a secured, exchangeable promissory note which bore interest at the rate of 10% per annum and was due on December 31, 1995 (the "Exchangeable Note"). The indebtedness under the Exchangeable Note was secured by a first priority security interest in the Company's accounts receivable, contract rights and rights relating to certain computer software. In connection with the issuance of the Exchangeable Note, Mr. Trump received warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.3125 per share, which were exercisable until January 6, 1998.

    In September 1993, the Company sold 320,000 shares of Common Stock to Mr. Trump for an aggregate of $100,000 in cash. In connection therewith, Mr. Trump also received warrants to purchase 320,000 shares of Common Stock, with an exercise price of $0.50, which were exercisable until August 31, 1998. In March 1994, the Company sold an aggregate of 133,334 shares of Common Stock to Mr. Trump for $100,000 in cash.

    In July 1994, Mr. Trump loaned the Company an aggregate of $150,000 pursuant to a secured promissory note which bore interest at the rate of 10% per annum and was due on December 31, 1997 (the "Secured Promissory Note"). The Secured Promissory Note was cross-collateralized and cross-defaulted with the Exchangeable Note.

    In October 1994, Mr. Trump loaned the Company an aggregate of $280,000 pursuant to a secured promissory note which bore interest at the rate of 8% per annum and was due on December 31, 1997 (the "Second Secured Promissory Note"). The net proceeds therefrom were utilized by the Company primarily for the formation and initial operations of its 80% subsidiary, MKP. The Second Secured Promissory Note was cross-collateralized and cross-defaulted with the Exchangeable Note and the Secured Promissory Note.

    In December 1994, Mr. Trump loaned the Company an aggregate of $150,000 pursuant to a secured promissory note which bore interest at the rate of 8% per annum and was due on December 31, 1997 (the "Third Secured Promissory Note"). The Third Secured Promissory Note was cross-collateralized and cross-defaulted with the $125,000 Exchangeable Note issued to Mr. Trump in January 1993, the $150,000 Secured Promissory Note issued to Mr. Trump in July 1994 and the $280,000 Second Secured Promissory Note issued to Mr. Trump in October 1994.

    In January 1995, Mr. Trump loaned the Company an aggregate of $250,000 pursuant to a secured promissory note (the "Fourth Secured Promissory Note"). The net proceeds of the Fourth Secured Promissory Note were utilized by the Company primarily in connection with the formation and initial operations of Aspen. Pursuant to agreements between Mr. Trump and the Company dated as of January 13, 1995, all accrued and unpaid interest in respect of the Exchangeable Note and the Secured Promissory Note were added to the principal of each note and such notes were consolidated, cross-collateralized and cross-defaulted with the Second Secured Promissory Note, the Third Secured Promissory Note and the Fourth Secured Promissory Note, thereby representing consolidated indebtedness to

Mr. Trump in the aggregate principal amount of $986,500 (the "Consolidated Note"). Indebtedness under the Consolidated Note bore interest at the rate of 8% per annum and was due and payable on December 31, 1997. Under the terms of the Consolidated Note, the Company was entitled to receive 30% of the pre-tax net operating income of its subsidiaries and was obligated to apply the balance of such income on an annual basis towards the payment of accrued interest on such indebtedness and then to reduce principal. On January 11, 1995, the Company also agreed to extend for an additional period of three years the exchange period in respect to the Exchangeable Note and the exercise periods for all of the warrants held by Mr. Trump to purchase Common Stock.

    In April 1995, Mr. Trump loaned the Company an aggregate of $250,000 pursuant to a secured promissory note (the "Fifth Secured Promissory Note"). The net proceeds therefrom were utilized by the Company primarily in connection with the further development of Aspen's operations. Pursuant to agreements between Mr. Trump and the Company dated April 6, 1995, this note was consolidated, cross-collateralized and cross-defaulted with the indebtedness under the Consolidated Note and contained identical terms. During the period from March to November 1996, all of the Company indebtedness held by Mr. Trump, including all of the indebtedness represented by the Exchangeable Note, the Consolidated Note and the Fifth Secured Promissory Note, was converted into Common Stock, at an exchange rate to $1.00 per share.

    In September 1995, the Company issued to Mr. Trump warrants to purchase 1,000,000 shares of Common Stock with an exercise price of $0.50 per share, exercisable through September 15, 2010, in consideration for, among other things, (i) Mr. Trump's prior debt and equity investments in the Company (which provided the Company with substantially all of the working capital required to continue operations during the fiscal years ended September 30, 1994 and 1995);
(ii) Mr. Trump's agreement to exercise all of his remaining warrants to purchase Common Stock under the warrant agreement dated January 7, 1993; (iii) Mr. Trump's assistance in raising $5,000,000 in subscriptions for the international cash management fund established by the Company's subsidiary, Aspen; and (iv) Mr. Trump's willingness to consider future proposals by the Company to provide additional capital.

    In March 1996, Mr. Trump exercised warrants to purchase 1,000,000 shares of Common Stock for an aggregate purchase price of $500,000. In addition, Mr. Trump agreed to convert approximately $1,000,000 of Company indebtedness under the Consolidated Note into 1,000,000 shares of Common Stock at a conversion price of $1.00 per share.

    In June 1996, Mr. Trump converted an additional $517,474 of Company indebtedness into 517,474 shares of Common Stock at a conversion price of $1.00 per share. In connection with the conversion, the Company agreed with Mr. Trump that if the Company issues additional shares of Common Stock at any time after March 29, 1996 for less than $1.00 per share, then the conversion price applicable to the shares issued to Mr. Trump in connection with the debt conversion would be correspondingly decreased and the Company would issue Mr. Trump an appropriate number of additional shares so that the total number of shares issued in connection with this debt conversion corresponds to the adjusted conversion price.

    In November 1996, Mr. Trump exercised his right to exchange the Exchangeable
Note into 400,000 shares of Common Stock, which represents an effective exchange rate of $0.3125 per share and converted the remaining balance of all outstanding indebtedness of the Company which aggregated $164,614, represented by the balance of the outstanding amount under the Consolidated Note and other outstanding demand loans held by Mr. Trump, into 164,614 shares of Common Stock at a conversion rate of $1.00 per share.

    As of December 24, 1996, all of the warrants to purchase Common Stock held by Mr. Trump have been exercised.

    For further information concerning certain other arrangements between the Company and its principal stockholders. See "Item 1 -- Description of Business."

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

    WILLIAM F. FINLEY. In November 1993, Mr. Finley, the Company's Chief Executive Officer and President who as of December 24, 1996 may be deemed to beneficially own approximately 9.64% of Common Stock, received warrants to purchase 100,000 shares of Common Stock with an exercise price of $0.50 per share, which warrants are exercisable until August 31, 1998. In November 1995, Mr. Finley sold 40,000 of these warrants to a shareholder and former director of the Company. In November 1996, Mr. Finley exercised a portion of these warrants and received 49,414 shares of Common Stock. On September 15, 1995, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $0.50 per share, which warrants are exercisable through September 15, 2010, in consideration of Mr. Finley's past services performed on behalf of the Company. On September 16, 1996, the Company issued Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, which warrants are exercisable through September 15, 2006, in consideration of Mr. Finley's past services performed on behalf of the Company. All of the warrants which have been issued by the Company to Mr. Finley are exercisable immediately.

    DUNCAN G. BURKE, currently a Vice President and Director of the Company, was a Senior Vice President of Laidlaw Holdings Asset Management, Inc. from 1992 to 1994. That firm acted as a consultant to the Company during 1994 and 1995. To date, neither Mr. Burke nor Laidlaw Holdings Asset Management, Inc. received any compensation from the Company for services performed other than as described in this Annual Report on Form 10-KSB. As consideration for past services performed by Mr. Burke on behalf of the Company, in December 1994 Mr. Burke received 20,000 shares of Common Stock, and in September 1996 Mr. Burke received warrants to purchase 50,000 shares of Common Stock which are exercisable at $1.00 per share for a ten-year period. These warrants are immediately exercisable, Mr. Burke was also a Vice President of Laidlaw Equities, Inc. during 1991 and 1992. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements."

    RICHARD LEVY, currently the Secretary and a Director of the Company, is a Senior Director at Cushman & Wakefield, which firm has acted as a real estate broker with regard to the Company's recent lease of a portion of the 8th floor at 335 Madison Avenue, New York, New York in October 1996. The Company is not obligated to pay any commissions to Mr. Levy in connection with the lease. However, Cushman & Wakefield did receive brokerage commissions from the lessor in connection with the consummation of the lease with the Company. As consideration for past services performed by Mr. Levy on behalf of the Company, in July 1996, Mr. Levy received 20,000 shares of Common Stock and in September 1996, Mr. Levy received warrants to purchase 50,000 shares of Common Stock exercisable at $1.00 per share for a ten-year period. These warrants are exercisable immediately.

    PHILIP L. HAGE is a Director of the Company and Vice President of Van Kasper & Company. As consideration for past services performed by Mr. Hage on behalf of the Company, in September 1996, Mr. Hage received warrants to purchase 25,000 shares of Common Stock exercisable at $1.00 per share for a ten-year period. These warrants are exercisable immediately. Van Kasper provides advisory services to the Company pursuant to the terms of a two-year, non-exclusive advisory agreement. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements."

    SUSAN MICHAELSON is the President and Treasurer and a Managing Director of the Company's subsidiary, MKP. As of October 1994, Ms. Michaelson received 100,000 shares of Common Stock pursuant to the terms of the Managing Director's Agreement dated October 18, 1994 by and among the Company, Ms. Michaelson and MKP. On September 16, 1996, Ms. Michaelson received warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share for a ten-year period, for services previously rendered to the Company.

    HILLARY KELBICK is the Vice President and Secretary and a Managing Director of the Company's subsidiary, MKP. As of October 1994, Ms. Kelbick received 100,000 shares of Common Stock pursuant to the terms of the Managing Director's Agreement dated October 18, 1994 by and among the Company, Ms. Kelbick and MKP. On September 16, 1996, Ms. Kelbick received warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share for a ten-year period, for services previously rendered to the Company.

    For further information concerning employment agreements and certain other arrangements between the Company and its directors and executive officers, see "Item 10 -- Executive Compensation."

ITEM 13 -- EXHIBITS AND REPORTS ON FORM 8-K

    (a) The Company's consolidated financial statements that are listed in Item 7 are set forth at the end of this Annual Report on Form 10-KSB.

    (c) The following exhibits are included herewith unless otherwise indicated:

      3.1  Certificate of Incorporation dated August 9, 1984 (incorporated by reference to
           Exhibit 3.1 to Registration Statement on Form S-8, No. 33-7778).

      3.2  Amendment to Certificate of Incorporation dated August 29, 1984 (incorporated by reference to Exhibit (i) to Registrant's Quarterly Report on Form 10-Q for
           the period ended March 31, 1988).

      3.3  Amendment to Certificate of Incorporation dated July 1, 1986.

      3.4  Amendment to Certificate of Incorporation dated March 14, 1988.

      3.5  Amendment to Certificate of Incorporation dated September 13, 1996.

      3.6  By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement on
           Form S-18, No. 33-7778).

      3.7  Amendment to By-Laws dated July 1995.

      4.1  Specimen Certificate of Common Stock.

      4.2  Incentive Stock Option Plan (incorporated by reference to Exhibit 4.7 to
           Registration Statement on Form S-1, No. 33-20886).

     10.1  Agreement between Marine Midland Bank, N.A. and William F. Finley (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-18, No.
           33-7778).

     10.2  Form of Indemnification Agreement between Registrant and its Officers and
           Directors (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1, No. 33-20886).

     10.3  Promissory Note due on May 1, 1989 in the principal amount of $50,000 executed by the Registrant in favor of Marvin M. Reiss (incorporated by reference to
           Exhibit 10.41 to Amendment No. 2 to Registration Statement on Form S-1, No.
           33-20886).

     10.4  Promissory Note due on November 1, 1989 in the principal amount of $50,000 executed by the Registrant in favor of William F. Finley (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

     10.5  Promissory Note due on November 1, 1989 in the principal amount of $50,000 executed by the Registrant in favor of Marvin M. Reiss (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

     10.6  Form of Subscription Agreement dated as of June 23, 1989 between the Registrant and Julius London (incorporated by reference to Exhibit 10.6 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

     10.7  Form of Subscription Agreement dated as of June 23, 1989 between the Registrant and Marie Monell (incorporated by reference to Exhibit 10.7 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

     10.8  Promissory Note due on November 1, 1989 in the principal amount of $12,500 executed by the Registrant in favor of Paul M. Diamond (incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

     10.9  Promissory Note due on November 1, 1989 in the principal amount of $10,000 executed by the Registrant in favor of Paul M. Diamond (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

    10.10  Promissory Note due on November 1, 1989 in the principal amount of $2,500 executed by the Registrant in favor of Paul M. Diamond (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

    10.11  Promissory Note due on November 1, 1989 in the principal amount of $30,000 executed by the Registrant in favor of Marvin M. Reiss (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

    10.12  Promissory Note due on November 1, 1989 in the principal amount of $20,000 executed by the Registrant in favor of Marvin M. Reiss (incorporated by reference to Exhibit 10.12 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

    10.13  Promissory Note due on November 1, 1989 in the principal amount of $10,000 executed by the Registrant in favor of Marvin M. Reiss (incorporated by reference to Exhibit 10.13 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

    10.14  Promissory Note due on November 1, 1989 in the principal amount of $15,000 executed by the Registrant in favor of Marvin M. Reiss (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

    10.15  Demand Promissory Note in the principal amount of $5,000 executed by the
           Registrant in favor of Marvin M. Reiss (incorporated by reference to Exhibit
           10.15 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.16  Form of Exchangeable Note due on December 31, 1995 in the principal amount of
           $125,000 executed by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1993).

    10.17  Security Agreement dated as of January 7, 1993 between the Registrant and
           Robert S. Trump (incorporated by reference to Exhibit 10.17 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.18  Letter Agreement dated January 7, 1993 between the Registrant and Robert S.
           Trump (incorporated by reference to Exhibit 10.18 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.19  Warrant Agreement dated as of January 7, 1993 between the Registrant and Robert
           S. Trump (incorporated by reference to Exhibit 10.19 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.20  Subscription Agreement dated as of June 1, 1993 between the Registrant and
           Henry T. Doherty (incorporated by reference to Exhibit 10.20 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.21  Subscription Agreement dated as of June 1, 1993 between the Registrant and Nick
           Varsames (incorporated by reference to Exhibit 10.21 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.22  Letter Agreement dated September 1, 1993 between the Registrant and Robert S.
           Trump (incorporated by reference to Exhibit 10.22 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.23  Warrant Agreement dated as of September 1, 1993 between the Registrant and
           Robert S. Trump (incorporated by reference to Exhibit 10.23 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.24  Form of Subscription Agreement dated September 22, 1993 between the Registrant and Henry T. Doherty (incorporated by reference to Exhibit 10.24 to the
           Company's Report on Form 10-KSB for the Company's fiscal year ended September
           30, 1993).

    10.25  Term Note in the principal amount of $112,397.27 executed by the Registrant in favor of The Rebot Corporation (incorporated by reference to Exhibit 10.25 to the Company's Report on Form 10-KSB for the Company's fiscal year ended
           September 30, 1993).

    10.26  Form of Warrant dated as of September 30, 1993 between the Registrant and Rebot
           Corporation (incorporated by reference to Exhibit 10.26 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.27  Term Note in the principal amount of $38,418.40 executed by the Registrant in favor of William F. Finley (incorporated by reference to Exhibit 10.27 to the
           Company's Report on Form 10-KSB for the Company's fiscal year ended September
           30, 1993).

    10.28  Form of Warrant dated as of September 30, 1993 between the Registrant and
           William F. Finley (incorporated by reference to Exhibit 10.28 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.29  Letter Agreement dated September 30, 1993 between the Registrant and Paul M.
           Diamond (incorporated by reference to Exhibit 10.29 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.30  Form of Warrant dated as of September 30, 1993 between the Registrant and Paul
           M. Diamond (incorporated by reference to Exhibit 10.30 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.31  Form of Warrant dated as of November 11, 1993 between the Registrant and Paul
           M. Diamond (incorporated by reference to Exhibit 10.31 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.32  Form of Warrant dated as of November 11, 1993 between the Registrant and
           William F. Finley (incorporated by reference to Exhibit 10.32 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.33  Form of Warrant dated as of November 11, 1993 between the Registrant and Marvin
           M. Reiss (incorporated by reference to Exhibit 10.33 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.34  Form of Warrant dated as of November 11, 1993 between the Registrant and Alan
           M. Swiedler (incorporated by reference to Exhibit 10.34 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.35  Form of Warrant dated as of November 11, 1993 between the Registrant and Susan
           M. Michaelson (incorporated by reference to Exhibit 10.35 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.36  Form of Warrant dated as of November 11, 1993 between the Registrant and
           Leonard Gartner (incorporated by reference to Exhibit 10.36 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.37  Form of Warrant dated as of November 11, 1993 between the Registrant and Ted
           Prince (incorporated by reference to Exhibit 10.37 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1993).

    10.38  Form of Subscription Agreement dated November 17, 1993 between the Registrant and Henry T. Doherty (incorporated by reference to Exhibit 10.38 to the
           Company's Report on Form 10-KSB for the Company's fiscal year ended September
           30, 1993).

    10.39  Form of Subscription Agreement dated February 28, 1994 between the Registrant and Robert S. Trump (incorporated by reference to Exhibit 10.39 to the
           Company's Report on Form 10-KSB for the Company's fiscal year ended September
           30, 1993).

    10.40  Letter Agreement dated November 24, 1992 between the Registrant and Management
           Technologies, Incorporated (incorporated by reference to Exhibit 10.40 to the
           Company's Report on Form 10-KSB for the Company's fiscal year ended September
           30, 1993).

    10.41  Agreement dated April 29, 1994 between the Registrant and New Paradigm Software
           Corporation (incorporated by reference to the Registrant's Report on Form
           10-QSB for the Quarter Ended March 31, 1994).

    10.42  Occupancy Agreement dated October 10, 1994 between the Registrant and New
           Paradigm Software Corp. (incorporated by reference to Exhibit 10.42 to the
           Company's Report on Form 10-KSB for the Company's fiscal year ended September
           30, 1994).

    10.43  Letter agreement dated October 10, 1994 between the Registrant and New Paradigm
           Software Corp. (incorporated by reference to Exhibit 10.43 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.44  Letter agreement dated August 10, 1994 between the Registrant and Management
           Technologies, Inc. concerning the conversion of the MARS-TM- product to Windows
           IBM (incorporated by reference to Exhibit 10.44 to the Company's Report on Form
           10-KSB for the Company's fiscal year ended September 30, 1994).

    10.45  $150,000 Secured Promissory Note dated July 21, 1994 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.45 to the
           Company's Report on Form 10-KSB for the Company's fiscal year ended September
           30, 1994).

    10.46  Letter agreement dated July 21, 1994 between the Registrant and Robert S. Trump concerning $125,000 Exchangeable Note dated January 7, 1993 (incorporated by reference to Exhibit 10.46 to the Company's Report on Form 10-KSB for the
           Company's fiscal year ended September 30, 1994).

    10.47  $280,000 Secured Promissory Note dated October 17, 1994 issued by the
           Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit
           10.47 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.48  $150,000 Secured Promissory Note dated December 13, 1994 issued by the
           Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit
           10.48 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.49  $149,791.67 Amended and Restated Exchangeable Note dated January 1, 1995 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to
           Exhibit 10.49 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.50  $156,708.37 Amended and Restated Secured Promissory Note dated January 1, 1995 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.50 to the Company's Report on Form 10-KSB for the Company's
           fiscal year ended September 30, 1994).

    10.51  $250,000 Secured Promissory Note dated January 11, 1995 issued by the
           Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit
           10.51 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.52  Letter agreement dated December 29, 1994 between the Registrant and Robert S.
           Trump (incorporated by reference to Exhibit 10.52 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.53  Letter agreement dated January 13, 1995 between the Registrant and Robert S.
           Trump (incorporated by reference to Exhibit 10.53 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.54  Letter agreement dated January 13, 1995 between the Registrant and Robert S.
           Trump (incorporated by reference to Exhibit 10.54 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.55  Letter of Intent dated October 17, 1994 by and among the Registrant, Hillary
           Kelbick and Susan Michaelson concerning Michaelson Kelbick Partners Inc. (then known as FPC Consulting Corp.) (incorporated by reference to Exhibit 10.55 to the Company's Report on Form 10-KSB for the Company's fiscal year ended
           September 30, 1994).

    10.56  Managing Director's Agreement dated October 17, 1994 by and among Michaelson
           Kelbick Partners Inc. (then known as FPC Consulting Corp.), Susan Michaelson and the Registrant (incorporated by reference to Exhibit 10.56 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.57  Managing Director's Agreement dated October 17, 1994 by and among Michaelson
           Kelbick Partners Inc. (then known as FPC Consulting Corp.), Hillary Kelbick and the Registrant (incorporated by reference to Exhibit 10.57 to the Company's
           Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.58  Shareholders Agreement dated as of January 5, 1995 by and among the Registrant,
           Aspen Capital Management Corp. (then known as FPC Funds Corp.), Richard J. Loos and Sean P. Brennan (incorporated by reference to Exhibit 10.58 to the
           Company's Report on Form 10-KSB for the Company's fiscal year ended September
           30, 1994).

    10.59  Executive Employment Agreement dated January 5, 1995 between Aspen Capital
           Management Corp. (then known as FPC Funds Corp.), the Registrant and Richard J.
           Loos (incorporated by reference to Exhibit 10.59 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.60  Executive Employment Agreement dated January 5, 1995 between Aspen Capital
           Management Corp. (then known as FPC Funds Corp.), the Registrant and Sean P.
           Brennan (incorporated by reference to Exhibit 10.60 to the Company's Report on
           Form 10-KSB for the Company's fiscal year ended September 30, 1994).

    10.61  $250,000 Secured Promissory Note dated April 6, 1995 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.14 to
           Report of Form 10-QSB for fiscal quarter ended March 31, 1995).

    10.62  Letter agreement dated May 3, 1995 between the Registrant and New Paradigm
           Software Corp. (incorporated by reference to Exhibit 10.15 to Report on Form
           10-QSB for fiscal quarter ended March 31, 1995).

    10.63  Agreement dated July 28, 1995 by and among the Company, Scott Rhodes, Scott
           Rhodes d/ b/a "Metamorphic Computing", Scott Rhodes d/b/a "Metamorphic
           Systems", Scott Rhodes d/b/a "MCC", Scott Rhodes d/b/a "Metamorphic Computing
           Corp." and Metamorphic Computing Corp. (incorporated by reference to Exhibit
           10.63 to Report on Form 10-KSB for fiscal year ended September 30, 1995).

    10.64  Form of Warrant dated as of September 15, 1995 between the Registrant and
           Robert S. Trump (incorporated by reference to Exhibit 10.64 to Report on Form
           10-KSB for fiscal year ended September 30, 1995.

    10.65  Form of Warrant dated as of September 15, 1995 between the Registrant and
           William F. Finley (incorporated by reference to Exhibit 10.65 to Report on Form
           10-KSB for fiscal year ended September 30, 1995).

    10.66  Letter dated March 29, 1996 from Robert S. Trump regarding conversion of debt into equity.

    10.67  Letter dated June 20, 1996 from Robert S. Trump regarding conversion of debt into equity.

    10.68  General Form of Subscription Agreement used in private placements in 1996.

    10.69  Form of Warrant Agreement for Warrants issued in September 1996.

    10.70  Letter agreement dated November 12, 1996 with Robert S. Trump regarding exercise of Restated Exchangeable Note dated January 1, 1995 and conversion of debt into equity.

     21.1  Subsidiaries of Registrant.

     27.1  Financial Data Schedule.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FINANCIAL PERFORMANCE CORPORATION
Dated: December 30, 1996

                                By:  /s/ WILLIAM F. FINLEY
                                     -----------------------------------------
                                     William F. Finley
                                     CHIEF EXECUTIVE OFFICER AND PRESIDENT

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ WILLIAM F. FINLEY       Chief Executive Officer and   December 30, 1996
------------------------------    President; (Principal
      William F. Finley           Executive Officer and
                                  Principal Financial and
                                  Accounting Officer)

       /s/ RICHARD LEVY         Secretary and Director        December 30, 1996
------------------------------
         Richard Levy

     /s/ DUNCAN G. BURKE        Vice President and Director   December 30, 1996
------------------------------
       Duncan G. Burke

      /s/ PHILIP L. HAGE        Director                      December 30, 1996
------------------------------
        Philip L. Hage

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................................         F-2

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996 AND 1995..........................         F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
  SEPTEMBER 30, 1996 AND 1995.........................................................         F-4

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND
  1995................................................................................         F-5

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND
  1995................................................................................         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Financial Performance Corporation and Subsidiaries
New York, New York

    We have audited the accompanying consolidated balance sheet of Financial Performance Corporation and Subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Performance Corporation and Subsidiaries as of September 30, 1996 and 1995 and the results of its consolidated operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                        /s/ Goldstein and Morris

New York, New York
December 12, 1996

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                          SEPTEMBER 30, 1996 AND 1995

                                                                                          1996           1995
                                                                                      -------------  -------------
                                                      ASSETS
Current assets
  Cash and cash equivalents.........................................................  $   1,972,056  $     348,755
  Accounts receivable...............................................................        902,516        227,387
  Prepaid expenses and other current assets.........................................         57,340         37,298
                                                                                      -------------  -------------
      Total current assets..........................................................      2,931,913        613,440
Computer equipment, net of accumulated depreciation of $46,193 and $20,736 (Note B
  (6))..............................................................................        111,852         69,400
Software development costs (Note B (3)).............................................        452,299        238,289
Goodwill (Note B (8))...............................................................        148,050        164,500
Security deposits...................................................................        116,318       --
                                                                                      -------------  -------------
                                                                                      $   3,760,431  $   1,085,629
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt (Note D)........................................  $       7,520  $      38,400
  Short-term borrowings (Note C)....................................................        113,000        125,000
  Accounts payable and accrued expenses.............................................      1,362,571        326,115
                                                                                      -------------  -------------
      Total current liabilities.....................................................      1,483,091        489,515
                                                                                      -------------  -------------
Long-term debt, net of current maturities (Note D)..................................        168,095      1,290,994
                                                                                      -------------  -------------
Minority interest in consolidated subsidiaries......................................        256,046        155,046
                                                                                      -------------  -------------

Stockholders' equity (capital deficiency) (Note K)
  Common stock--authorized 50,000,000 shares of $.01 par value per share: issued and outstanding 7,192,562 (including 258,500 shares to be issued) as of September
    30, 1996 and 3,500,617 as of September 30, 1995.................................         71,926         35,006
  Additional paid in capital........................................................      7,043,986      4,142,732
  Accumulated (deficit).............................................................     (5,262,713)    (5,027,664)
                                                                                      -------------  -------------
      Total stockholders' equity (deficiency).......................................      1,853,199       (849,926)
                                                                                      -------------  -------------
                                                                                      $   3,760,431  $   1,085,629
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                     COMMON STOCK         ADDITIONAL
                                                -----------------------    PAID IN
                                                  SHARES     PAR VALUE     CAPITAL        DEFICIT        TOTAL
                                                ----------  -----------  ------------  -------------  ------------
BALANCE--SEPTEMBER 30, 1994...................   2,724,617   $  27,246   $  3,772,492  $  (4,226,368) $   (426,630)
Issuance of common shares on exercise of
  warrants....................................     620,000       6,200        303,800       --             310,000
Sale of common shares.........................      56,000         560         27,440       --              28,000
Issuance of common shares for compensation....     100,000       1,000         39,000       --              40,000
Net (loss) for year...........................      --          --            --            (801,296)     (801,296)
                                                ----------  -----------  ------------  -------------  ------------

Balance--SEPTEMBER 30, 1995...................   3,500,617      35,006      4,142,732     (5,027,664)     (849,926)
Issuance of common shares in private
  placement, net of costs.....................     879,500       8,795        691,992       --             700,787
Issuance of common shares for compensation and
  services....................................     294,971       2,950        216,963       --             219,913
Issuance of common shares on exercise of
  warrants....................................   1,000,000      10,000        490,000       --             500,000
Issuance of common shares on conversion of
  convertible note and short-term debt........   1,517,474      15,175      1,502,299       --           1,517,474
Net (loss) for year...........................      --          --            --            (235,049)     (235,049)
                                                ----------  -----------  ------------  -------------  ------------

BALANCE--SEPTEMBER 30, 1996...................   7,192,562   $  71,926   $  7,043,986  $  (5,262,713) $  1,853,199
                                                ----------  -----------  ------------  -------------  ------------
                                                ----------  -----------  ------------  -------------  ------------

   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                            1996          1995
                                                                                        ------------  ------------
Revenues..............................................................................  $  8,784,137  $  1,315,600
                                                                                        ------------  ------------

Costs and expenses
  Cost of revenues....................................................................     7,271,114       816,115
  Salaries and related expenses.......................................................       525,677       364,180
  Selling, general and administrative.................................................       615,106       302,876
  Legal fees..........................................................................        94,012       117,327
                                                                                        ------------  ------------
                                                                                           8,505,909     1,600,498
                                                                                        ------------  ------------
      Operating income (loss).........................................................       278,228      (284,898)
                                                                                        ------------  ------------
Other income (expense):
  Interest income.....................................................................        13,081         4,589
  Interest expense....................................................................       (89,424)      (90,299)
  Minority interest in income of consolidated subsidiaries............................      (101,000)      (22,546)
  Unusual item (Note H)...............................................................       --            122,502
                                                                                        ------------  ------------
                                                                                            (177,343)       14,246
                                                                                        ------------  ------------
Income (loss) from continuing operations before income taxes..........................       100,885      (270,652)
Income taxes..........................................................................       116,062       --
                                                                                        ------------  ------------
      Income (loss) from continuing operations........................................       (15,177)     (270,652)
Loss from discontinued operations (Note N)............................................      (219,872)     (530,644)
                                                                                        ------------  ------------
      Net income (loss)...............................................................  $   (235,049) $   (801,296)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net (loss) per share..................................................................  $       (.05) $       (.25)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average number of common and common equivalent shares outstanding............     4,899,023     3,182,451
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                            1996          1995
                                                                                        ------------  ------------
Cash flows provided by operating activities:
  Net (loss)..........................................................................  $   (235,049) $   (801,296)
  Adjustments to reconcile net (loss) to net cash used for operating activities:
    Depreciation and amortization.....................................................        80,063        23,339
    Minority interest in income of consolidated subsidiaries..........................       101,000        22,546
    Issuance of stock for compensation................................................        91,309         8,000

    Changes in operating assets and liabilities:
      Increase in accounts receivable.................................................      (675,129)     (227,387)
      Increase in prepaid expenses and other current assets...........................       (20,042)      (29,099)
      Increase in deposits............................................................      (116,318)      --
      Increase in accounts payable....................................................     1,036,456       123,714
                                                                                        ------------  ------------
        Net cash provided by (used for) operating activities..........................       262,290      (880,183)
                                                                                        ------------  ------------

Cash flows from investing activities:
  Purchase of equipment...............................................................       (67,909)      (68,958)
  Software development costs..........................................................      (252,167)     (220,531)
                                                                                        ------------  ------------
        Net cash used for investing activities........................................      (320,076)     (289,489)
                                                                                        ------------  ------------

Cash flows from financing activities:
  Repayments on notes payable to stockholders.........................................       (37,174)      (53,952)
  Proceeds from sale of common shares and exercise of warrants, net of costs..........       857,952       338,000
  Proceeds from long-term borrowings..................................................        72,309     1,009,700
  Proceeds from short-term borrowings.................................................       788,000       125,000
                                                                                        ------------  ------------
        Net cash provided by financing activities.....................................     1,681,087     1,418,748
                                                                                        ------------  ------------
Net increase in cash..................................................................     1,623,301       249,076
Cash, beginning of year...............................................................       348,755        99,679
                                                                                        ------------  ------------
Cash, end of year.....................................................................  $  1,972,056  $    348,755
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest..............................................  $    --       $      6,185
                                                                                        ------------  ------------
                                                                                        ------------  ------------

   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--ORGANIZATION AND BUSINESS

    Financial Performance Corporation (the "Company") currently markets computer software and specialized consulting services to the financial services industry. The Company was incorporated in New York on August 14, 1984. The Company ceased operations from February 1990 through November 1992.

    During the fiscal year ended September 30, 1995, the Company established three eighty percent owned subsidiaries, Michaelson Kelbick Partners Inc. ("MKP"), Aspen Capital Management, LLC ("Aspen"), and FPC Information Corp. ("FPC Information").

    MKP was formed and commenced operations in October 1994. MKP is engaged in providing specialized business and marketing services to the financial services industry. (See Note B (1)).

    Aspen was formed in January 1995 as an international sponsor of cash management funds and planned to engage in the development, investment management and administration of such funds. Aspen, which was in the development stage, ceased operations in September 1996 (See Note N).

    FPC Information was formed in November 1994 for the purpose of marketing the Company's software products.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (1) CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of Financial Performance Corporation and Subsidiaries (its three eighty percent owned subsidiaries). The Company's investment in the subsidiaries is accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

    Condensed financial information of its eighty percent owned subsidiary, MKP excluding intercompany eliminations, as of September 30, 1996 and 1995 and for the years then ended, is as follows:

                                                                         1996         1995
                                                                     ------------  ----------
Cash...............................................................  $  1,685,000  $  301,000
Accounts receivable................................................       903,000     227,000
Other assets.......................................................        14,000      --
Accounts payable...................................................     1,705,000     146,000
Revenues...........................................................     8,784,000   1,251,000
Operating costs....................................................     8,178,000   1,138,000
Net income.........................................................       504,000     113,000

    Condensed financial information for the Company's other two eighty percent subsidiaries, Aspen Capital Management, LLC and FPC Information Corp., have not been separately disclosed. These entities had no revenues and their assets and liabilities are immaterial.

    Aspen, whose operations commenced in March 1995, suspended its operations in September 1996 (See Note N). Aspen had no revenues and incurred losses of $219,872 and $530,644 for the years ended September 30, 1996 and 1995, respectively. FPC Information had no revenues and incurred losses of $428,245 and $190,885 for the years ended September 30, 1996 and 1995, respectively.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (2) REVENUE RECOGNITION

    Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

    (3) SOFTWARE DEVELOPMENT COSTS AND AMORTIZATION

    Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the years ended September 30, 1996 and 1995.

    Amortization of capitalized software development costs is generally provided on a product-by-product basis at the greater of the amount computed by using the ratio that current gross revenue bears to the total current and anticipated gross revenue of the product or on the straight-line method over the sixty-month estimated useful life of the products commencing when the product is available for general release to customers.

    Software development costs are summarized as follows:

                                                                           1996        1995
                                                                        ----------  ----------
Balance--beginning of year............................................  $  238,289  $   25,000
Additions.............................................................     252,166     220,531
Amortization..........................................................     (38,156)     (7,242)
                                                                        ----------  ----------
Balance--end of year..................................................  $  452,299  $  238,289
                                                                        ----------  ----------
                                                                        ----------  ----------

    (4) INCOME (LOSS) PER COMMON SHARE

    Income (loss) per common share is computed using the weighted average number of common shares outstanding for each period adjusted for incremental shares assumed issued for common stock equivalents using the treasury stock method, provided that the effect is not antidilutive.

    (5) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    (6) DEPRECIATION AND AMORTIZATION

    Computer equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

    (7) INCOME TAXES

    Income taxes are computed in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    At September 30, 1996, the Company had net operating loss carryforwards of approximately $487,000, which would expire in 2011. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. At September 30, 1996, the Company had a deferred tax asset amounting to approximately $195,000. The deferred tax asset consisted primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount.

    The income tax expense of $116,062 represents state and local income taxes on the income of MKP.

    (8) GOODWILL

    The Company's goodwill arises from the establishment of MKP, which is included in the Company's consolidated financial statements. Goodwill is amortized over a ten-year period utilizing the straight-line method.

NOTE C--SHORT-TERM BORROWINGS

    During the fiscal year ended September 30, 1996, $675,000 of short-term financing was advanced to the Company by a principal shareholder. These advances plus prior short-term borrowings which aggregated $125,000 at September 30, 1995 totaled $800,000. This aggregate amount ($800,000) was converted into 800,000 shares of the Company's common stock on March 29, 1996 and June 20, 1996. Subsequent to the conversion, an additional $113,000 was advanced to the Company by the same principal shareholder. In November 1996, the short-term debt of $113,000 was converted into 113,000 shares of the Company's common stock. See Note J regarding the conversion of the $113,000 short-term debt.

    All the short-term borrowings were payable on demand with interest at eight percent per annum.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

NOTE D--LONG-TERM DEBT

    Long-term debt as of September 30, 1996 and 1995 consists of the following:

                                                                                             1996         1995
                                                                                          ----------  ------------
Note payable, stockholders, matures on October 1, 1996 and requires monthly payments of
  $3,575 including interest at 9% per annum.............................................  $    7,520  $     44,694
Amended and restated secured convertible note payable to a principal shareholder, matures on December 31, 1997 with accrued interest from January 1, 1995 at 8% per
  annum, see note D (1) and (2).........................................................     168,095       154,792
Amended and restated secured note payable to a principal shareholder, matures on
  December 31, 1997 with accrued interest from January 1, 1995 at 8% per annum, see note
  D (2).................................................................................      --           162,708
Secured notes payable to a principal shareholder, matures on December 31, 1997 and bear
  interest at 8% per annum, see note D (2)..............................................      --           967,200
                                                                                          ----------  ------------
                                                                                             175,615     1,329,394
Less: current portion due within one year...............................................       7,520        38,400
                                                                                          ----------  ------------
                                                                                          $  168,095  $  1,290,994
                                                                                          ----------  ------------
                                                                                          ----------  ------------

------------------------

(1) The note is convertible at the option of the holder into 400,000 shares of the Company's common stock.

(2) Until such time as the convertible note is paid, the Company is obligated to cause an amount equal to 30% of the pre-tax income of all of the operating income of the Company and its subsidiaries to be paid to the holder of the note annually in arrears, on or before the 60th day following the end of the Company's fiscal year commencing with the fiscal year ending September 30, 1995. Such payments are to be applied first to accrued interest with the balance applied to principal. The note is secured by the Company's accounts receivable, contract rights, patents, trademarks and any other rights in computer software. In November 1996, the outstanding amount under this note was converted into shares of the Company's common stock at a conversion rate of $1.00 per share. Accordingly, the Company's obligations under the note and the security interests granted as collateral therein are no longer in effect. See Note J regarding the conversion of the convertible note.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

NOTE E--SIGNIFICANT CUSTOMERS

    For the year ended September 30, 1996, six customers of the Company's subsidiary, MKP, accounted for 98% of the Company's consolidated revenues in the following respective percentages:

Customer A.............................................................          5%
Customer B.............................................................         75%
Customer C.............................................................          4%
Customer D.............................................................          5%
Customer E.............................................................          5%
Customer F.............................................................          4%
                                                                                --
                                                                                98%
                                                                                --
                                                                                --

    The total accounts receivable from these customers at September 30, 1996 amounted to 92% of the total accounts receivable balance.

NOTE F--WARRANTS TO PURCHASE COMMON STOCK

    At September 30, 1996, the Company had outstanding warrants as follows:

NUMBER OF    EXERCISE          EXPIRATION
  SHARES       PRICE              DATE
----------  -----------  ----------------------
380,000      $     .50   August 31, 1998
427,063            .50   September 30, 1998
200,000            .50   September 15, 2010
725,000           1.00   September 15, 2006

    During the year ended September 30, 1996, 1,000,000 warrants held by a principal shareholder were converted into 1,000,000 shares of the Company's common stock at an exercise price of $0.50 per share.

    See Note J for further information concerning the issuance of warrants by the Company during its 1997 fiscal year.

NOTE G--INCENTIVE STOCK OPTION PLAN

    In March 1988, the Company adopted a stock option plan. The plan provides for the granting of options to purchase up to 140,000 shares of common stock to key employees, officers and directors at an exercise price equal to fair market value at the date of grant. The right to exercise options granted under the plan commences one year from the date of the grant and such options are exercisable in increments of 25% each year provided employment with the Company is continuous.

    Outstanding options granted pursuant to the stock option plan, as of September 30, 1996, are as follows:

 NUMBER OF   EXERCISE     EXERCISABLE AT
  SHARES       PRICE    SEPTEMBER 30, 1996
-----------  ---------  -------------------
    40,000   $   .4375          40,000
    30,000      4.8125          30,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

NOTE H--UNUSUAL ITEM

    Unusual item consists of the reversal of trade payables which were outstanding for excess of six years.

NOTE I--PENSION AND PROFIT SHARING PLAN

    In September 1996, the Company established a non-contributory pension and profit sharing plan for the benefit of eligible full-time employees. The plan provides for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes.

    The Company contributed $90,000 to the plan for the year ended September 30, 1996.

NOTE J--SUBSEQUENT EVENTS

    In November 1996, the remaining balance under the convertible note, $168,095 (principal and interest), and short-term debt of $113,000, was converted into 564,614 shares of the Company's common stock, at a conversion price of $1.00 per share.

    In November 1996, the Company entered into non-exclusive advisory agreements with two investment banking firms. In consideration for advisory services to be rendered, the Company issued three-year warrants to purchase 150,000 shares of the Company's common stock to each of the investment banking firms, at an exercise price of $.50 per share. In addition, the Company also granted "piggyback" registration rights to such firms for the shares of common stock underlying the warrants.

    In November 1996, the Company issued warrants to four employees to purchase an aggregate of 20,000 shares of common stock with an exercise price of $1.00 per share, which warrants are exercisable through September 16, 2006.

NOTE K--STOCKHOLDERS' EQUITY

    In September 1996, the Company effectuated a one-for-five reverse stock split of its common stock. All share and price per share information in the consolidated financial statements and related notes have been adjusted to give retroactive effect for this reverse stock split.

NOTE L--COMMITMENTS

    The Company has commitments under non-cancelable operating leases for office space and equipment, which expire on October 31, 2006 and September 30, 2000, respectively. The office lease includes provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

NOTE L--COMMITMENTS (CONTINUED)
    Minimum payments for the leased properties for subsequent years are as follows:

YEARS ENDING
SEPTEMBER 30,
--------------------------------------------------------------------------------
1997............................................................................  $    198,000
1998............................................................................       292,000
1999............................................................................       292,000
2000............................................................................       292,000
2001............................................................................       281,000
Thereafter......................................................................     2,095,000
                                                                                  ------------
                                                                                  $  3,450,000
                                                                                  ------------
                                                                                  ------------

NOTE M--EMPLOYMENT AGREEMENTS

    The Company has entered into a five-year employment agreement with the Company's Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President commencing September 1, 1995. At the conclusion of the five-year term, the agreement provides for an automatic one year renewal, subject to cancellation by prior notice. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases determined by the Board of Directors. Mr. Finley's current annual salary is $150,000. In the event Mr. Finley's employment is terminated for any reason, he is entitled to receive all accrued salary and vacation due through the date of termination plus a severance payment of $100,000.

    The Company's subsidiary, MKP, has entered into two three-year employment agreements with the Managing Directors commencing October 18, 1994. At the conclusion of the initial three-year term, the agreements provide for an automatic one year renewal, subject to cancellation by prior notice. Under the agreements, the initial annual salary to each Managing Director was $80,000. Such agreements were amended to provide the Managing Directors with an annual salary of $115,000. The employment agreements also provide for the establishment of an annual compensation pool equal to a percentage, determined annually by the Board of Directors (initiallly 30%), of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. If both MKP and a Managing Director elect not to renew the agreement by June 1, 1997, the individual will be entitled to receive a severance payment in the amount of $30,000. The Company has issued these Managing Directors an aggregate of 200,000 and 20 shares of the Company's common stock and of MKP's common stock, respectively.

NOTE N--DISCONTINUED OPERATIONS

    Effective September 1996, the Company elected to suspend operations of Aspen. Accordingly, Aspen, which was in the development stage, is reported as a discontinued operation at September 30, 1996. The net assets and liabilities relating to the disposal of the discontinued operation is immaterial. Aspen had no revenues and incurred losses of $219,872 and $530,644 for the years ended September 30, 1996 and 1995, respectively.