Form 10QSB
period 1996-12-31
FINANCIAL PERFORMANCE CORP
filed 1997-02-19
CIK 798600

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                        ------------------------------

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996

                        Commission File Number 0-16530

           -------------------------------------------------------
                      FINANCIAL PERFORMANCE CORPORATION
           -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            New York                                         13-3236325
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                   335 Madison Avenue, New York, New York 10017
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 557-0401

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  |X|          NO   |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at February 7, 1997
------------------------------                  --------------------------------
       Common Stock                                     8,005,532 Shares

                       Financial Performance Corporation
                      First Quarter Report on Form 10-QSB


                               TABLE OF CONTENTS


Part I.                                                                     Page
                                                                            ----

      Item 1.  Financial Statements (Unaudited)............................   1
               Accountants' Compilation Report.............................   2
               Consolidated Balance Sheets
                     December 31, 1996 and December 31, 1995...............   3
               Consolidated Statement of Changes in
                 Stockholders' Equity For the Three Months
                 Ended December 31, 1996 and December 31, 1995.............   4
               Consolidated Statements of Operations
                     For the Three Months Ended
                     December 31, 1996 and December 31, 1995...............   5
               Consolidated Statements of Cash Flows
                     For the Three Months Ended December 31, 1996
                     and December 31, 1995.................................   6
               Notes to Consolidated Financial Statements..................   7

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  15

Part II

      Item 6.  Exhibits and Reports on Form 8-K............................  20

                                    Part I


Item 1. Financial Statements

     The financial statements of Financial Performance Corporation (the "Company") begin on page 3.

To the Board of Directors and Shareholders
Financial Performance Corporation and Subsidiaries
New York, New York

We have compiled the accompanying consolidated balance sheet of Financial Performance Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

February 11, 1997

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

     1996
     1995
                                                              (Unaudited)    (Unaudited)
Current assets
   Cash                                                       $ 1,644,740   $   413,796
   Accounts receivable                                          1,097,558       653,014
   Prepaid expenses and other current assets                      161,697        41,911
                                                              -----------   -----------
          Total current assets                                  2,903,995     1,108,721
Computer equipment, net of accumulated depreciation
 of $55,573 and $24,097 (Note B (6))                              102,472       121,462
Software development costs (Note B (3))                           479,720       305,070
Goodwill (Note B (8))                                             143,938       164,500
Security deposits                                                  16,318         -
                                                              -----------   -----------
                                                              $ 3,646,443   $ 1,699,753
                                                              ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                      $ 1,205,883   $   817,589
   Current portion of long-term debt (Note D)                      -             34,137
   Short-term borrowings (Note C)                                  -            425,000
                                                              -----------   -----------
          Total current liabilities                             1,205,883     1,276,726
                                                              -----------   -----------
Long-term debt, net of current maturities (Note D)                 -          1,310,394
                                                              -----------   -----------
Minority interest in consolidated subsidiaries                    266,446       173,846
                                                              -----------   -----------
Stockholders' equity (capital deficiency)
   Common stock - authorized 50,000,000 shares
     of $.01 par value per share: issued and
     outstanding 7,850,782 and 3,500,617 as of
     December 31, 1996 and 1995, respectively                      78,508        35,006
   Additional paid in capital                                   7,341,725     4,142,732
   Accumulated (deficit)                                       (5,246,119)   (5,238,951)
                                                              -----------   -----------
      Total stockholders' equity (capital deficiency)           2,174,114    (1,061,213)
                                                              -----------   -----------
                                                              $ 3,646,443   $ 1,699,753
                                                              ===========   ===========

      The accompanying notes are an integral part of these financial statements.

                  FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                            Common Stock        Additional
                         --------------------    Paid In
                          Shares    Par Value     Capital      Deficit       Total
                         ---------  ---------   ----------- -----------   -----------
BALANCE -
  SEPTEMBER 30, 1995     3,500,617   $ 35,006   $ 4,142,732 $(5,027,664)  $(  849,926)

Net income (loss)            -           -           -       (  211,287)   (  211,287)
                         ---------   --------   ----------- -----------   -----------
BALANCE -
 DECEMBER 31, 1995       3,500,617   $ 35,006   $ 4,142,732 $(5,238,951)  $(1,061,213)
                         =========   ========   =========== ===========   ===========
BALANCE,
 SEPTEMBER 30, 1996      7,192,562   $ 71,926   $ 7,043,986 $(5,262,713)  $ 1,853,199

Issuance of common
  shares on exercise
  of warrants               49,414        494        24,213      -             24,707

Issuance of shares in
  private placement,
  net of costs              44,192        442        39,185      -             39,627

Issuance of common
  shares on
  conversion of
  convertible note
  and short-term debt      564,614      5,646       234,341      -            239,987

Net income                   -           -           -           16,594        16,594
                         ---------   --------   ----------- -----------   -----------

BALANCE -
  DECEMBER 31, 1996      7,850,782   $ 78,508   $ 7,341,725 $(5,246,119)  $ 2,174,114
                         =========   ========   =========== ===========   ===========

      The accompanying notes are an integral part of these financial statements.

                  FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                     1996            1995
                                                 -----------      -----------
                                                 (Unaudited)     (Unaudited)

Revenues                                         $ 1,372,395      $ 1,062,077
                                                 -----------      -----------
Costs and expenses
   Cost of revenues                                1,080,456          915,948
   Salaries and related expenses                      71,601           45,539
   Selling, general and administrative               192,045           93,575
                                                 -----------      -----------
                                                   1,344,102        1,055,062
                                                 -----------      -----------
          Operating income                            28,293            7,015
                                                 -----------      -----------
Other income (expenses):
   Interest income                                    13,459               32
   Interest expense                              (     2,981)      (   31,194)
   Minority interest in income of
     consolidated subsidiary                     (    10,400)      (   18,800)
                                                 -----------      -----------
                                                          78       (   49,962)
                                                 -----------      -----------
Income (loss) from continuing operations
  before income taxes                                 28,371       (   42,947)
Provision for income taxes                            11,777           -
                                                 -----------      -----------
Income (loss) from continuing operations              16,594       (   42,947)
Loss from discontinued operations (Note K)            -            (  168,340)
                                                 -----------      -----------
          Net income (loss)                      $    16,594      $(  211,287)
                                                 ===========      ===========
          Net income (loss) per share            $ .002           $(.038)
                                                 ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                  FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                             1996        1995
                                                        -----------   ---------
                                                         (Unaudited) (Unaudited)

Cash flows provided by operating activities:

   Net income (loss)                                    $    16,594  $(211,287)
   Adjustments to reconcile net (loss) to net
     cash used for operating activities:
     Depreciation and amortization                           28,071       5,580
     Minority interest in income of consolidated
      subsidiary                                             10,400      18,800
     Changes in operating assets and liabilities:
        Increase in accounts receivable                  (  195,042)   (425,627)
        Increase in prepaid expenses and other
           current assets                                (  104,357)   (  4,613)
        Decrease in deposits                                100,000           -
        Increase (decrease) in accounts payable
           and other current liabilities                 (  165,689)    491,474
                                                        -----------   ---------
                Net cash used for operating activities   (  310,023)   (125,673)
                                                        -----------   ---------
Cash flows from investing activities:
   Purchase of equipment                                          -    ( 55,423)
   Software development costs                            (   42,000)   ( 69,000)
                                                        -----------   ---------
                Net cash used for investing activities   (   42,000)   (124,423)
                                                        -----------   ---------
Cash flows from financing activities:
   Exercise of warrants                                      24,707           -
   Repayments on notes payable to stockholders                    -    ( 10,557)
   Proceeds from notes payable                                    -      25,694
   Proceeds from short-term borrowings                            -     300,000
                                                        -----------   ---------
          Net cash provided by financing activities          24,707     315,137
                                                        -----------   ---------
Net increase (decrease) in cash                          (  327,316)     65,041
Cash, beginning of period                                 1,972,056     348,755
                                                        -----------   ---------
Cash, end of period                                     $ 1,644,740   $ 413,796
                                                        ===========   =========

   The accompanying notes are an integral part of these financial statements.

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS

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

     Aspen was formed in January 1995 as an international sponsor of cash management funds and planned to engage in the development, investment management and administration of such funds. Aspen, which was in the development stage, ceased operations in September 1996 (See Note L).

     FPC Information was formed in November 1994 for the purpose of marketing the Company's software products.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (1) Consolidated financial statements

     The consolidated financial statements include the accounts of Financial Performance Corporation and Subsidiaries (its three eighty percent owned subsidiaries). The Company's investment in the subsidiaries is accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

     Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of December 31, 1996 and 1995 and for the three months then ended, is as follows:

                                              1996                1995
                                              ----                ----

        Cash                               $ 1,502,000        $   363,000
        Accounts receivable                  1,098,000            653,000
        Other assets                            42,000              1,100
        Accounts payable                     1,077,000            531,000
        Revenues                             1,372,000          1,062,000
        Operating costs                      1,187,000            969,000
        Net income                             187,000             93,000

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(1) Consolidated financial statements (continued)

     Condensed financial information for the Company's other two eighty percent subsidiaries, Aspen Capital Management, LLC and FPC Information Corp., have not been separately disclosed. These entities had no revenues and their assets and liabilities are immaterial.

     Aspen, whose operations commenced in March 1995, suspended its operations in September 1996 (See Note L). Aspen had no revenues and incurred losses of $168,340 for the three months ended December 31, 1995. FPC Information Corp. had no revenues and incurred losses of $50,836 and $63,786 for the three months ended December 31, 1996 and 1995, respectively.

(2) Revenue recognition

     Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

(3) Software Development Costs and Amortization

     Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the three months ended December 31, 1996 and 1995.

     Amortization of capitalized software development costs is generally provided on a product-by-product basis at the greater of the amount computed by using the ratio that current gross revenue bears to the total current and anticipated gross revenue of the product or on the straight-line method over the sixty-month estimated useful life of the product commencing when the product is available for general release to customers.

     Software development costs are summarized as follows:

                                                  1996                 1995
                                               ---------            ---------

  Balance - beginning of period                $ 452,299            $ 238,289
   Additions                                      42,000               69,000
   Amortization                                 ( 14,579)            (  2,219)
                                               ---------            ---------
   Balance - end of period                     $ 479,720            $ 305,070
                                               =========            =========

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     The income tax expense for the three months ended December 31, 1996 of $11,777 represents state and local income taxes on the income of MKP.

(8) Goodwill

     The Company's goodwill arises from the establishment of MKP, which is included in the Company's consolidated financial statements. Goodwill is amortized over a ten-year period utilizing the straight-line method.

                FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE C - SHORT-TERM BORROWINGS

     During the fiscal year ended September 30, 1996, $675,000 of short-term financing was advanced to the Company by a principal shareholder. These advances plus prior short-term borrowings which aggregated $425,000 at December 31, 1995 totaled $800,000. This aggregate amount ($800,000) was converted into 800,000 shares of the Company's common stock on March 29, 1996 and June 20, 1996. Subsequent to the conversion, an additional $113,000 was advanced to the Company by the same principal shareholder. In November 1996, the short-term debt of $113,000 was converted into 113,000 shares of the Company's common stock, at a conversion price of $1.00 per share.

NOTE D - LONG-TERM  DEBT

     Long-term debt as of December 31, 1996 and 1995 consists of the following:

                                                            1996        1995
                                                          -------    -----------

     Note payable, stockholders, matured on
     October 1, 1996 and required monthly payments
     of $3,575 including interest at 9% per annum.        $    -     $    34,137

     Amended and restated secured convertible note
     payable to a principal shareholder, matures
     on December 31, 1997 with accrued interest
     from January 1, 1995 at 8% per annum, see
     Note D (1) and (2).                                       -         157,888

     Amended and restated secured note payable to
     a principal shareholder, matures on December
     31, 1997 with accrued interest from January
     1, 1995 at 8% per annum, see Note D (2).                  -         165,962

     Secured notes payable to a principal
     shareholder, matures on December 31, 1997 and
     bear interest at 8% per annum, see Note D
     (2).                                                      -         986,544
                                                          -------    -----------

                                                               -       1,344,531

     Less: current portion due within one year                 -          34,137
                                                          -------    -----------

                                                          $    -     $ 1,310,394
                                                          =======    ===========

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE D - LONG-TERM  DEBT - (Continued)

(1) The note was converted in November 1996 into 400,000 shares of the Company's common stock.

(2) Until such time as the convertible note was paid, the Company was obligated to cause an amount equal to 30% of the pre-tax income of all of the operating income of the Company and its subsidiaries to be paid to the holder of the note annually in arrears, on or before the 60th day following the end of the Company's fiscal year commencing with the fiscal year ending September 30, 1995. Such payments were to be applied first to accrued interest with the balance applied to principal. The note was secured by the Company's accounts receivable, contract rights, patents, trademarks and any other rights in computer software. In November 1996, the outstanding amount due under this note, was converted into shares of the Company's common stock at a conversion rate of $1.00 per share. Accordingly, the Company's obligations under the note and the security interests granted as collateral therein are no longer in effect.

NOTE E - SIGNIFICANT CUSTOMERS

     For the three months ended December 31, 1996, four customers of the Company's subsidiary, MKP, accounted for 88% of the Company's consolidated revenues in the following respective percentages:

        Customer        A        12%
        Customer        B        15%
        Customer        C         7%
        Customer        D        54%
                                 ---
                                 88%
                                 ===

     The total accounts receivable from these customers at December 31, 1996 amounted to 85% of the total accounts receivable balance.

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE F - WARRANTS TO PURCHASE COMMON STOCK

     At December 31, 1996, the Company had outstanding warrants as follows:

         Number of                 Exercise                 Expiration
          Shares                    Price                      Date
         ---------                 --------                 -----------
          330,586                   $ .50                 August 31, 1998
          427,063                     .50                 September 30, 1998
          200,000                     .50                 September 15, 2010
          725,000                    1.00                 September 15, 2006
          300,000                     .50                 November  30, 1999
           20,000                    1.00                 September 16, 2006

NOTE G - INCENTIVE STOCK OPTION PLAN

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

     Outstanding options granted pursuant to the stock option plan, as of December 31, 1996, are as follows:

         Number of                 Exercise                 Expiration
          Shares                    Price                      Date
         ---------                 --------                 -----------
          40,000                   $ .4375                    40,000
          30,000                    4.8125                    30,000

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE H - PENSION AND PROFIT SHARING PLAN

     In September 1996, the Company established a non-contributory pension and profit sharing plan for the benefit of eligible full-time employees. The plan provides for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes.

The Company did not contribute any amounts to this plan for the quarter ended December 31, 1996.

NOTE I - STOCKHOLDERS' EQUITY

     In September 1996, the Company effectuated a one-for-five reverse stock split of its common stock. All share and price per share information in the consolidated financial statements and related notes have been adjusted to give retroactive effect for this reverse stock split.

NOTE J - COMMITMENTS

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

     Minimum payments for the leased properties for subsequent years are as follows:

                 Years Ending
                 September 30,
                 -------------
                    1997                $   198,000
                    1998                    292,000
                    1999                    292,000
                    2000                    292,000
                    2001                    281,000
                  Thereafter              2,095,000
                                        -----------
                                        $ 3,450,000
                                        ===========

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE K - EMPLOYMENT AGREEMENTS

     The Company has entered into a five-year employment agreement with the Company's Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President commencing September 1, 1995, subject to prior termination. At the conclusion of the five-year term, the agreement provides for an automatic one year renewal, subject to prior termination. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases determined by the Board of Directors. Mr. Finley's current annual salary is $150,000. In the event Mr. Finley's employment is terminated for any reason, he is entitled to receive all accrued salary and vacation due through the date of termination plus a severance payment of $100,000.

     The Company's subsidiary, MKP, entered into two three-year employment agreements with the Managing Directors commencing October 18, 1994, subject to prior termination. At the conclusion of the initial three-year term, the agreements provide for an automatic one year renewal, subject to prior termination. Under the agreements, the initial annual salary to each Managing Director, was $80,000. Such agreements were amended to provide the Managing Directors with an annual salary of $115,000. The employment agreements also provide for the establishment of an annual compensation pool payable to the Managing Director equal to a percentage, determined annually by the Board of Directors (initiallly 30%), of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. The Company has issued these Managing Directors an aggregate of 200,000 and 20 shares of the Company's common stock and of MKP's common stock, respectively. If both MKP and a Managing Director elect not to renew the agreement by June 1, 1997, the individual will be entitled to receive a severance payment in the amount of $30,000.

NOTE L - DISCONTINUED OPERATIONS

     Effective September 1996, the Company elected to suspend operations of Aspen. Accordingly, Aspen, which was in the development stage, was reported as a discontinued operation at September 30, 1996. The net assets and liabilities relating to the disposal of the discontinued operation is immaterial. Aspen had no revenues and incurred losses of $168,340 for the three months ended December 31, 1995. Prior year consolidated financial statements have been restated to present Aspen as a discontinued operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      History. The Company from its inception in 1984 through February 1990 was primarily engaged in offering banking institutions a range of proprietary sales and marketing products, strategic planning and product consulting services and financial software products. In July 1989, the Company's Common Stock was delisted from the Nasdaq over-the-counter market and from February 1990 to November 1992 the Company was inactive.

      In January 1993, the Company recommenced its operations and raised working capital through private debt and equity issuances, including issuances to one of the Company's principal stock holders. In 1994, the Company began implementing a business strategy of establishing subsidiary companies to engage in related or complementary areas of the financial service industry. As a result, the Company, together with other parties, formed three subsidiaries (Michaelson Kelbick Partners Inc. ("MKP"), Aspen Capital Management, LLC ("Aspen") and FPC Information Corp. ("FPC Information")). MKP is engaged in providing specialized business and marketing services to the financial services industry. FPC Information was formed to market the Company's software and Aspen was formed to operate as an international sponsor of cash management funds. Although the Company generated revenues for each of the last three fiscal years ended September 30, 1996, it incurred losses of $146,036, $801,296 and $235,049 for the fiscal years ended September 30, 1994, 1995 and 1996, respectively.

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

      Revenues from software products are recognized upon delivery to the customer provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Because of the nature of the Company's software and the overall commitment to a software based, integrated sales marketing approach, the Company anticipates that the installation of MARS(TM) can take from up to several months for a single customer and up to twelve months for an entire integrated system. The period of installation is also dependent upon the level of commitment made by the customer to installation as well as the learning speed of the customer's personnel. Lengthy installation periods can delay the recognition of revenues related to the Company's software.

      Subsidiaries. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its three 80% owned subsidiaries. The Company's investment in the subsidiaries is accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

      Summary financial information concerning MKP, excluding intercompany eliminations, as of December 31, 1996 and 1995 and for the three months then ended, is as follows:

                                                 1996                  1995

Cash......................................    $1,502,000             $  363,000

Accounts receivable.......................    $1,098,000             $  653,000

Other assets..............................    $   42,000             $    1,100

Accounts payable..........................    $1,077,000             $  531,000

Revenues..................................    $1,372,000             $1,062,000

Operating costs...........................    $1,187,000             $  969,000

Net income (loss).........................   $   187,000             $   93,000

      Summary financial information concerning the Company's other two 80% owned subsidiaries, Aspen and FPC Information, as of December 31, 1996 and 1995 and for the three months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

      Aspen, whose operations commenced in March 1995, suspended its operations in September 1996. Aspen was reported as a discontinued operation at September 30, 1996.

      FPC Information had no revenues and incurred losses of $50,836 and $63,786 for the three months ended December 31, 1996 and 1995, respectively.

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

      At September 30, 1996, the Company had net operating loss carryforwards of approximately $487,000, which will expire in 2001. Certain provisions of the tax law may limit the net operating loss carryforwards available for use by the Company in the event of a significant change in the ownership interest of the Company. At September 30, 1996, the Company had a deferred tax asset of approximately $195,000. The deferred tax asset consisted primarily of net operating loss carryforwards and was fully offset by a valuation allowance of the same amount.

      The income tax expense of $11,777 for the three months ended December 31, 1996 represents state and local income taxes on the income of MKP.

      Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended December 31, 1996 and 1995.

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

      Forward-Looking Statements. Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operative without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Quarterly Report on Form 10-QSB.

Results of Operations

Three Months Ended December 31, 1996 vs. Three Months Ended December 31, 1995

      Revenues. Total revenues increased by $310,318 or 29.2% to $1,372,395 for the three months ended December 31, 1996 from $1,062,077 for the three months ended January 31, 1995. This increase was attributable to revenues generated by MKP. During this period, MKP was awarded a contract to work on merger and marketing communications for two major banking institutions. MKP generated 100% of the consolidated revenues of the Company for the quarter ended December 31, 1996.

      Cost of Revenues. Cost of revenues increased by $164,504 or 18.0% to $1,080,456 for the three months ended December 31, 1996 from $915,948 for the three months ended December 31, 1995. This increase resulted primarily from a substantial increase in revenues. However, the cost of revenues as a percentage of revenues decreased for the three months ended December 31, 1996 for the same period in the prior year due to a decrease in outsourcing expenses and fees for independent contractors retained by MKP in connection with its increased business during such period.

      Salaries and Related Expenses. Payroll expenses increased by $26,062 or 57.2% to $71,601 for the three months ended December 31, 1996 from $45,539 for the three months ended December 31, 1995. This increase was primarily due to the increase in staff employed by MKP.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $98,470 or 105.2% to $192,045 for the three months ended December 31, 1996 from $93,575 for the three months ended December 31, 1995. This increase was due primarily to increased expenditures related to additional Company personnel and independent contractors.

      Operating Profit. The Company had an operating profit of $28,293 for the three months ended December 31, 1996 compared to an operating profit of $7,015 for the three months ended December 31, 1995.

      Net Income (Loss). The Company had net income of $16,594 for the three months ended December 31, 1996 as compared to a net loss of $211,287 for the three months ended December 31, 1995.

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

      As of December 31, 1996, the Company had working capital of $1,698,000 stockholders' equity of $2,174,114 and a working capital ratio (current assets to current liabilities) of 2.4:1. As of December 31, 1996 and 1995, the Company had cash and cash equivalents of $1,644,740 and $413,796, respectively. For the three months ended December 31, 1996 and 1995, the Company used cash for operations of $310,023 and $125,673, respectively, primarily as a result of an increase in revenues and utilized $42,000 and $124,423 for investing activities during the three months ended December 31, 1996 and 1995, respectively. Net cash provided by the Company's financing activities for the three months ended December 31, 1996 and December 31, 1995 were $24,707 and $315,137, respectively.

      Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through September 30, 1997. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ended September 30, 1997, 1998, 1999 and 2000, the Company's minimum payments in connection with the leases are $198,000 $292,000, $292,000 and $292,000, respectively. The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, including those related to MARS(TM), the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its software and services and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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

                                    Part II


Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.

                11    Statements Re Computation of Per Share Earnings

                27    Financial Data Schedule

            b)  Reports on Form 8-K.

                None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 19, 1997

                        FINANCIAL PERFORMANCE CORPORATION


                            By: /s/ William F. Finley
                               -------------------------------
                                William F. Finley
                           Chief Executive Officer and
                                  President
                                (Principal Executive Officer and
                                  Principal Financial and Accounting
                                   Officer and Officer Duly Authorized
                                    to Sign on Behalf of Registrant)