Form 10QSB
period 1997-03-31
FINANCIAL PERFORMANCE CORP
filed 1997-05-15
CIK 798600

                SECURITIES AND EXCHANGE COMMISSION



                     Washington, D.C.  20549

                  ______________________________

                           FORM 12b-25


(Check One):    [_]  Form 10-K and Form 10-KSB  [_]  Form 11-K
[_]  Form 20-F  [X]  Form 10-Q and Form 10-QSB  [_]  Form N-SAR

For Period Ended:  March 31, 1997

[_] Transition Report on Form 10-K and Form 10-KSB
[_] Transition Report on Form 10-Q and Form 10-QSB
[_] Transition Report on Form 20-F
[_] Transition Report on Form N-SAR
[_] Transition Report on Form 11-K

For the Transition Period Ended: ______________________________

     Read attached instruction sheet before preparing form.
Please print or type.

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the Item(s) to which notification relates:
____________________________________________________________
____________________________________________________________
____________________________________________________________



                 Part I.  Registrant Information

Full name of Registrant:   FINANCIAL PERFORMANCE CORPORATION
                           ----------------------------------------------------

Former name if applicable:  N/A
                            ---------------------------------------------------

Address of principal executive office (Street and number): 335 Madison Avenue
                                                           -------------------
City, State and Zip Code:   New York, New York 10017
                         -----------------------------------------------------

                    Part II.  Rule 12b-25 (b) and (c)

     If the subject report could not be filed without unreasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check appropriate box.)

[X]  (a)  The reasons described in reasonable detail in Part
     III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Forms 10-K, 10-KSB, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[_] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


                       Part III.  Narrative

     State below in reasonable detail the reasons why Forms
10-K, 10-KSB, 11-K, 20-F, 10-Q, 10-QSB, N-SAR or the
transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

     Financial Performance Corporation (the "Company") is not able to file its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 without unreasonable effort or expense due to unforeseen circumstances encountered in connection with reporting its unaudited results of operations for such period.


                   Part IV.  Other Information

     (1) Name and telephone number of person to contact in regard to this notification.

     557-0401         William F. Finley       (212)
(Telephone Number)         (Name)          (Area code)

     (2)  Have all other periodic reports required under
Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?
If the answer is no, identify report(s).

                                                     [X] Yes   [_] No

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                    [_] Yes   [X] No


     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


                           FINANCIAL PERFORMANCE CORPORATION
------------------------------------------------------------------------------
                      (Name of Registrant as specified in charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 14, 1997                         By: /s/
        ------------------------                 ----------------------------
                                                 William F. Finley
                                                 Chief Executive Officer and
                                                 President

                            ATTENTION

Intentional misstatements or omissions of fact constitute
Federal criminal violations (see 18 U.S.C. ss.1001).