Form 10QSB
period 1997-03-31
FINANCIAL PERFORMANCE CORP
filed 1997-05-20
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                  FORM 10-QSB

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended March 31, 1997

                              Commission File Number 0-16530


                    -------------------------------------------------

                            FINANCIAL PERFORMANCE CORPORATION

                    -------------------------------------------------
                  (Exact name of Registrant as specified in its charter)


            New York                                             13-3236325
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                           335 Madison Avenue, New York, New York 10017
                           --------------------------------------------
                       (Address of principal executive offices) (Zip Code)

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

                   YES /X/                NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at May 12, 1997
------------------------                        ---------------------------
      Common Stock                                     8,005,532 Shares

                               FINANCIAL PERFORMANCE CORPORATION
                             Second Quarter Report on Form 10-QSB
                             ------------------------------------


                                        TABLE OF CONTENTS


PART I.                                                                     PAGE
                                                                            ----



     Item 1.        Financial Statements (Unaudited)...................       1

                    Accountant's Compilation Report....................       2

                    Consolidated Balance Sheets
                         March 31, 1997 and March 31, 1996.............       3

                    Consolidated Statement of Changes in
                         Stockholders' Equity for the Six Months
                         Ended March 31,1997 and March 31, 1996........       4

                    Consolidated Statement of Operations
                         For the Six Months Ended
                         March 31, 1997 and March 31, 1996.............       6

                    Consolidated Statement of Operations
                         For the Three Months Ended
                         March 31, 1997 and March 31, 1996.............       7

                    Consolidated Statement of Cash Flows
                         For the Six Months Ended
                         March 31, 1997 and March 31, 1996.............       8

                    Consolidated Statement of Cash Flows
                         For the Three Months Ended
                         March 31, 1997 and March 31, 1996.............       9

                    Notes to Consolidated Financial Statements.........      10


     Item 2.        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...........      18


PART II

     Item 6.        Exhibits and Reports on Form 8-K...................      23




                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

    The financial statements of Financial Performance Corporation (the "Company") begin on page 3.

                           GOLDSTEIN AND MORRIS

                       CERTIFIED PUBLIC ACCOUNTANTS, P.C.
                             501 FIFTH AVENUE
                           NEW YORK, N.Y. 10017


EDWARD B. MORRIS                                       TELEPHONE (212) 682-3378
ALAN J. GOLDBERGER                                     FAX (212) 599-6438
   ----------
ALBERT M. GOLDSTEIN



To the Board of Directors and Shareholders
Financial Performance Corporation and Subsidiaries

    We have compiled the accompanying consolidated balance sheet of Financial Performance Corporation and Subsidiaries as of March 31, 1997 and 1996, the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the six months and three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

    A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

                                            /s/ GOLDSTEIN AND MORRIS


    May 13, 1997

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            MARCH 31, 1997 AND 1996

                                     ASSETS

                                                                        1997          1996
                                                                    ------------  ------------
                                                                    (UNAUDITED)   (UNAUDITED)
Current assets
  Cash............................................................  $  1,353,834  $    496,879
  Accounts receivable.............................................     1,487,393     1,004,602
  Prepaid expenses and other current assets.......................       201,341        60,703
                                                                    ------------  ------------
     Total current assets.........................................     3,042,568     1,562,184

Computer equipment, net of accumulated depreciation...............       121,678       115,199
Software development costs (Note B (3))...........................       504,641       335,643
Goodwill (Note B (8)).............................................       140,050       164,500
Security deposits.................................................        16,318       --
                                                                    ------------  ------------
                                                                    $  3,825,255  $  2,177,526
                                                                    ------------  ------------
                                                                    ------------  ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Accounts payable and accrued expenses...........................  $  1,378,954  $    913,646
  Current portion of long-term debt (Note D)......................       --             24,277
                                                                    ------------  ------------
     Total current liabilities....................................     1,378,954       937,923
                                                                    ------------  ------------
Long-term debt, net of current maturities (Note D)................       --            640,374
                                                                    ------------  ------------
Minority interest in consolidated subsidiaries....................       292,046       208,846
                                                                    ------------  ------------
Stockholders' equity
  Common stock--authorized 50,000,000 shares of $.01 par value per share: issued and outstanding 8,005,532 and 5,500,617 as of
   March 31, 1997 and 1996, respectively..........................        80,055        55,006
  Additional paid in capital......................................     7,469,421     5,622,732
  Accumulated (deficit)...........................................    (5,395,221)   (5,287,355)
                                                                    ------------  ------------
     Total stockholders' equity...................................     2,154,255       390,383
                                                                    ------------  ------------
                                                                    $  3,825,255  $  2,177,526
                                                                    ------------  ------------
                                                                    ------------  ------------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        SIX MONTHS ENDED MARCH 31, 1996

                                         COMMON STOCK          ADDITIONAL
                                   -------------------------    PAID IN
                                       SHARES      PARVALUE     CAPITAL        DEFICIT        TOTAL
                                   --------------  ---------  ------------  -------------  ------------
BALANCE, SEPTEMBER 30, 1996......       7,192,562  $  71,926  $  7,043,986  $  (5,262,713) $  1,853,199

Issuance of common shares on
  exercise of warrants...........          49,414        494        24,213       --              24,707

Issuance of shares in private
  placement, net of costs........          44,192        442        39,185       --              39,627

Issuance of common shares on
  conversion of convertible note
  and short-term debt............         564,614      5,646       234,341       --             239,987

Net income.......................        --           --           --              16,594        16,594
                                   --------------  ---------  ------------  -------------  ------------
BALANCE, DECEMBER 31, 1996.......       7,850,782     78,508     7,341,725     (5,246,119)    2,174,114

Issuance of shares in private
  placement, net of costs........         154,750      1,547       127,696       --             129,243

Net income (loss)................        --           --           --            (149,102)     (149,102)
                                   --------------  ---------  ------------  -------------  ------------
BALANCE, MARCH 31, 1997..........       8,005,532  $  80,055  $  7,469,421  $  (5,395,221) $  2,154,255
                                   --------------  ---------  ------------  -------------  ------------
                                   --------------  ---------  ------------  -------------  ------------




            See the accompanying notes to the financial statements.


                    FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           SIX MONTHS ENDED MARCH 31, 1996




                                         COMMON STOCK          ADDITIONAL
                                   -------------------------    PAID IN
                                       SHARES      PARVALUE     CAPITAL        DEFICIT        TOTAL
                                   --------------  ---------  ------------  -------------  ------------


BALANCE, SEPTEMBER 30, 1995......       3,500,617  $  35,006  $  4,142,732  $  (5,027,664) $   (849,926)

Net income (loss)................        --           --           --            (211,287)     (211,287)
                                   --------------  ---------  ------------  -------------  ------------
BALANCE, DECEMBER 31, 1995.......       3,500,617     35,006     4,142,732     (5,238,951)   (1,061,213)

Issuance of common shares on
  conversion of short-term
  borrowings.....................       2,000,000     20,000     1,480,000       --           1,500,000

Net income (loss)................        --           --           --             (48,404)      (48,404)
                                   --------------  ---------  ------------  -------------  ------------

BALANCE, MARCH 31, 1996..........       5,500,617  $  55,006  $  5,622,732  $  (5,287,355) $    390,383
                                   --------------  ---------  ------------  -------------  ------------
                                   --------------  ---------  ------------  -------------  ------------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                        1997          1996
                                                                    ------------  ------------
                                                                    (UNAUDITED)   (UNAUDITED)
Revenues..........................................................  $  3,325,984  $  2,323,090
                                                                    ------------  ------------

Costs and expenses
  Cost of revenues................................................     2,840,159     1,733,288
  Salaries and related expenses...................................       141,932       311,691
  Selling, general and administrative.............................       439,354       210,034
                                                                    ------------  ------------
                                                                       3,421,445     2,255,013
                                                                    ------------  ------------
     Operating income (loss)......................................       (95,461)       68,077
                                                                    ------------  ------------
Other income (expenses):
  Interest income.................................................        24,036            32
  Interest expense................................................        (2,981)      (66,891)
  Minority interest in income of consolidated subsidiaries........       (36,000)      (53,800)
                                                                    ------------  ------------
                                                                         (14,945)     (120,659)
                                                                    ------------  ------------

Income (loss) from continuing operations before income taxes......      (110,406)      (52,582)

Provision for income taxes........................................        22,102       --
                                                                    ------------  ------------
Income (loss) from continuing operations..........................      (132,508)      (52,582)

Loss from discontinued operations (Note L)........................       --           (207,109)
                                                                    ------------  ------------
Net income (loss).................................................  $   (132,508) $   (259,691)
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income (loss) per share.......................................  $      (.017) $      (.002)
                                                                    ------------  ------------
                                                                    ------------  ------------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                        1997          1996
                                                                    ------------  ------------
                                                                    (UNAUDITED)   (UNAUDITED)
Revenues..........................................................  $  1,953,589  $  1,261,013
                                                                    ------------  ------------

Costs and expenses
  Cost of revenues................................................     1,759,703       927,340
  Salaries and related expenses...................................        70,331       156,152
  Selling, general and administrative.............................       247,309       116,459
                                                                    ------------  ------------
                                                                       2,077,343     1,199,951
                                                                    ------------  ------------
     Operating income (loss)......................................      (123,754)       61,062
                                                                    ------------  ------------

Other income (expenses):
  Interest income.................................................        10,577       --
  Interest expense................................................       --            (35,697)
  Minority interest in income of consolidated subsidiaries........       (25,600)      (35,000)
                                                                    ------------  ------------
                                                                         (15,023)      (70,697)
                                                                    ------------  ------------
Income (loss) from continuing operations before income taxes......      (138,777)       (9,635)

Provision for income taxes........................................        10,325       --
                                                                    ------------  ------------
Income (loss) from continuing operations..........................      (149,102)       (9,635)

Loss from discontinued operations (Note L)........................       --            (38,769)
                                                                    ------------  ------------
                                                                    ------------  ------------
     Net income (loss)............................................  $   (149,102) $    (48,404)
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income (loss) per share.......................................  $      (.019) $      (.001)
                                                                    ------------  ------------
                                                                    ------------  ------------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                         1997         1996
                                                                     ------------  -----------
                                                                     (UNAUDITED)   (UNAUDITED)
Cash flows provided by operating activities:
 Net (loss)........................................................  $   (132,508)  $(259,691)
 Adjustments to reconcile net (loss) to net cash used for operating activities:
  Depreciation and amortization....................................        45,038      14,062
  Minority interest in income of consolidated subsidiaries.........        36,000      53,800
  Issuance of stock for compensation...............................         2,500      --
  Changes in operating assets and liabilities:
   Increase in accounts receivable.................................      (584,877)   (777,215)
   (Increase) decrease in prepaid expenses and other current assets      (144,001)    (23,405)
   Decrease in security deposits...................................       100,000      --
   Increase (decrease) in accounts payable and accrued expenses....        16,383     587,531
                                                                     ------------  -----------
    Net cash used for operating activities.........................      (661,465)   (404,918)
                                                                     ------------  -----------
Cash flows from investing activities:
 Purchase of equipment.............................................       (19,205)    (55,423)
 Software development costs........................................       (88,000)   (101,793)
                                                                     ------------  -----------
    Net cash used for investing activities.........................      (107,205)   (157,216)
                                                                     ------------  -----------
Cash flows from financing activities:
 Repayments on notes payable to stockholders.......................       --          (20,417)
 Proceeds from notes payable.......................................       --           55,675
 Proceeds from sale of common shares and exercise of warrants......       150,448      --
 Proceeds from short-term borrowings converted to common stock.....       --          675,000
                                                                     ------------  -----------
    Net cash provided by financing activities......................       150,448     710,258
                                                                     ------------  -----------
Net increase (decrease) in cash....................................      (618,222)    148,124
Cash, beginning of period..........................................     1,972,056     348,755
                                                                     ------------  -----------
Cash, end of period................................................  $  1,353,834   $ 496,879
                                                                     ------------  -----------
                                                                     ------------  -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest..........................  $    --        $   1,500
                                                                     ------------  -----------
                                                                     ------------  -----------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                         1997         1996
                                                                     ------------  -----------
                                                                     (UNAUDITED)   (UNAUDITED)
Cash flows provided by operating activities:
 Net (loss)........................................................  $   (149,102)  $ (48,404)
 Adjustments to reconcile net (loss) to net cash used for operating activities:
  Depreciation and amortization....................................        16,967       8,482
  Minority interest in income of consolidated subsidiaries.........        25,600      35,000
  Issuance of stock for compensation...............................         2,500      --
  Changes in operating assets and liabilities:
   Increase in accounts receivable.................................      (389,835)   (351,588)
   (Increase) decrease in prepaid expenses and other current assets       (39,374)    (18,792)
   Increase (decrease) in accounts payable and accrued expenses....       173,071      96,057
                                                                     ------------  -----------
    Net cash used for operating activities.........................      (360,173)   (279,245)
                                                                     ------------  -----------
Cash flows from investing activities:
 Purchase of equipment.............................................       (19,205)     --
 Software development costs........................................       (46,000)    (32,793)
                                                                     ------------  -----------
    Net cash used for investing activities.........................       (65,205)    (32,793)
                                                                     ------------  -----------
Cash flows from financing activities:
 Repayments on notes payable to stockholders.......................       --           (9,860)
 Proceeds from notes payable.......................................       --           29,981
 Proceeds from sale of common shares and exercise of warrants......       134,472      --
 Proceeds from short-term borrowings converted to common stock.....       --          375,000
                                                                     ------------  -----------
    Net cash provided by financing activities......................       134,472     395,121
                                                                     ------------  -----------
Net increase (decrease) in cash....................................      (290,906)     83,083
Cash, beginning of period..........................................     1,644,740     413,796
                                                                     ------------  -----------
Cash, end of period................................................  $  1,353,834   $ 496,879
                                                                     ------------  -----------
                                                                     ------------  -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest..........................  $    --        $   1,500
                                                                     ------------  -----------
                                                                     ------------  -----------

            See the accompanying notes to the financial statements.

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--ORGANIZATION AND BUSINESS
--------------------------------

    Financial Performance Corporation (the "Company") currently markets computer software and merger communications services to the financial services industry. The Company was incorporated in New York on August 14, 1984. The Company ceased operations from February 1990 through November 1992.

    During the fiscal year ended September 30, 1995, the Company established three eighty percent owned subsidiaries, Michaelson Kelbick Partners Inc. ("MKP"), Aspen Capital Management, LLC ("Aspen"), and FPC Information Corp. ("FPC Information").

    MKP was formed and commenced operations in October 1994. MKP is engaged in providing specialized business and merger communications services to the financial services industry. (See Note B (1)).

    Aspen was formed in January 1995 as an international sponsor of cash management funds and planned to engage in the development, investment management and administration of such funds. Aspen, which was in the development stage, ceased operations in September 1996. (See Note L).

    FPC Information was formed in November 1994 for the purpose of marketing the Company's software products.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

    (1) Consolidated financial statements
        ---------------------------------

        The consolidated financial statements include the accounts of Financial Performance Corporation and Subsidiaries (its three eighty percent owned subsidiaries). The Company's investment in the subsidiaries is accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

        Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of March 31, 1997 and 1996 and for the six months then ended, is as follows:

                                                                         1997        1996
                                                                      ----------  ----------
Cash................................................................  $  933,000  $  354,000
Accounts receivable.................................................   1,487,000   1,005,000
Other assets........................................................       9,000       1,100
Accounts payable....................................................   1,258,000     698,000
Revenues............................................................   3,326,000   2,323,000
Operating costs.....................................................   3,029,000   2,055,000
Net income..........................................................     299,000     268,000

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

(1) Consolidated financial statements (continued)
    ---------------------------------------------

    Condensed financial information for the Company's other two eighty percent subsidiaries, Aspen Capital Management, LLC and FPC Information Corp., have not been separately disclosed. These entities had no revenues and their assets and liabilities are immaterial.

    Aspen, whose operations commenced in March 1995, suspended its operations in September 1996 (See Note L). Aspen had no revenues and incurred losses of $207,109 for the six months ended March 31, 1996. FPC Information Corp. had no revenues and incurred losses of $144,312 and $118,377 for the six months ended March 31, 1997 and 1996, respectively.

(2) Revenue recognition
    -------------------

    Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

(3) Software Development Costs and Amortization
    -------------------------------------------

    Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the six and three months ended March 31, 1997 and 1996.

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

    Software development costs are summarized as follows:

                                                                           1997        1996
                                                                        ----------  ----------
Balance--beginning of period..........................................  $  452,299  $  238,289
Additions.............................................................      88,000     101,793
Amortization..........................................................     (35,658)     (4,439)
                                                                        ----------  ----------
Balance--end of period................................................  $  504,641  $  335,643
                                                                        ----------  ----------
                                                                        ----------  ----------

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------

(4) Income (loss) per common share
    ------------------------------

    Income (loss) per common share is computed using the weighted average number of common shares outstanding for each period adjusted for incremental shares assumed issued for common stock equivalents using the treasury stock method, provided that the effect is not antidilutive.

(5) Cash and cash equivalents
    -------------------------

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(6) Depreciation and amortization
    -----------------------------

    Computer equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

(7) Income Taxes
    ------------

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

    The income tax expense for the six and three months ended March 31, 1997 represents state and local income taxes on the income of MKP.

(8) Goodwill
    --------

    The Company's goodwill arises from the establishment of MKP, which is included in the Company's consolidated financial statements. Goodwill is amortized over a ten-year period utilizing the straight-line method.

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE C--SHORT-TERM BORROWINGS
-----------------------------

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

NOTE D--LONG-TERM DEBT
----------------------

    Long-term debt as of March 31, 1997 and 1996 consists of the following:

                                                                           1997        1996
                                                                         ---------  ----------
  Note payable, stockholders, matured on October 1, 1996
  and required monthly payments of $3,575 including interest
  at 9% per annum.....................................................   $  --      $   24,277

  Amended and restated secured convertible note payable to a principal shareholder, matures on December 31, 1997 with
  accrued interest from January 1, 1995 at 8% per annum,
  see Note D (1) and (2)..............................................      --         161,046

  Secured notes payable to a principal shareholder, matures on
  December 31, 1997 and bear interest at 8% per annum, see
  Note D (2).........................................................       --         479,328
                                                                         ---------  ----------
                                                                            --         664,651
  Less: current portion due within one year...........................      --          24,217
                                                                         ---------  ----------
                                                                         $  --      $  640,374
                                                                         ---------  ----------
                                                                         ---------  ----------

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE D--LONG-TERM DEBT--(Continued)
-----------------------------------

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

NOTE E--SIGNIFICANT CUSTOMERS
-----------------------------

    For the six months ended March 31, 1997 three customers of the Company's subsidiary, MKP, accounted for 89% of the Company's consolidated revenues in the following respective percentages:

                        Customer         A         49%
                        Customer         B         17%
                        Customer         C         23%
                                                   ---
                                                   89%
                                                   ---
                                                   ---

    The total accounts receivable from these customers at March 31, 1997 amounted to 90% of the total accounts receivable balance.

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE F--WARRANTS TO PURCHASE COMMON STOCK
-----------------------------------------

    At March 31, 1997, the Company had outstanding warrants as follows:

         NUMBER OF              EXERCISE                EXPIRATION
          SHARES                 PRICE                     DATE
         ---------              --------           --------------------
           330,586               $ .50             August 31, 1998
           427,063                 .50             September 30, 1998
           200,000                 .50             September 15, 2010
           725,000                1.00             September 15, 2006
           300,000                 .50             November 30, 1999
            20,000                1.00             September 16, 2006

NOTE G--INCENTIVE STOCK OPTION PLAN
-----------------------------------

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

    Outstanding options granted pursuant to the stock option plan, as of March 31, 1997, are as follows:

         NUMBER OF              EXERCISE                EXERCISABLE AT
          SHARES                 PRICE                   MARCH 31,1997
         ---------              --------           ------------------------
            40,000               $ .4375                     40,000
            30,000                4.8125                     30,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


NOTE H--PENSION AND PROFIT SHARING PLAN
---------------------------------------

    In September 1996, the Company established a non-contributory pension and profit sharing plan for the benefit of eligible full-time employees. The plan provides for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes.

    The Company did not contribute any amounts to this plan for the six months ended March 31, 1997.

NOTE I--STOCKHOLDERS' EQUITY
----------------------------

    In September 1996, the Company effectuated a one-for-five reverse stock split of its common stock. All share and price per share information in the consolidated financial statements and related notes have been adjusted to give retroactive effect for this reverse stock split.

NOTE J--COMMITMENTS
------------------

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

    Minimum payments for the leased properties for subsequent years are as follows:

                   YEARS ENDING
                   SEPTEMBER 30,
                   -------------

                       1997                  $    198,000
                       1998                       292,000
                       1999                       292,000
                       2000                       292,000
                       2001                       281,000
                   Thereafter                   2,095,000
                                             ------------
                                             $  3,450,000
                                             ------------
                                             ------------

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE K--EMPLOYMENT AGREEMENTS
-----------------------------

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

NOTE L--DISCONTINUED OPERATIONS
-------------------------------

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

    In January 1993, the Company recommenced its operations and raised working capital through private debt and equity issuances, including issuances to one of the Company's principal stockholders. In 1994, the Company began implementing a business strategy of establishing subsidiary companies to engage in related or complementary areas of the financial services industry. As a result, the Company, together with other parties, formed three subsidiaries (Michaelson Kelbick Partners Inc. ("MKP"), Aspen Capital Management, LLC ("Aspen") and FPC Information Corp. ("FPC Information")). MKP is engaged in providing merger communications and marketing services to the financial services industry. FPC Information was formed to market the Company's software and Aspen was formed to operate as an international sponsor of cash management funds. Although the Company generated revenues for each of the last three fiscal years ended September 30, 1996, it incurred losses of $146,036, $801,296 and $235,049 for the fiscal years ended September 30, 1994, 1995 and 1996, respectively.

    REVENUES. The Company's revenues historically have been derived from a limited number of customers, due principally to the nature of the merger communications business which has generally required concentration of the Company's personnel and resources on a limited number of large projects from different merger clients during any particular period. For the year ended September 30, 1996, six customers accounted for approximately 98% of the Company's revenues, with one customer accounting for approximately 75% of its revenues. In view of the nature of the merger communications business as aforesaid, the Company anticipates that a substantial amount of its revenues will continue to be derived from a limited number of customers. As a result, the Company's sales and operating results are subject to substantial variations in any given year and from quarter to quarter. The Company's sales and net income (if any) in a particular quarter may be lower than the sales and net income (if any) of the Company for the comparable quarter in the prior year. In addition, sales and net income (if any) of the Company in any particular quarter may not necessarily reflect the results of operations for the Company for the full year.

    Revenues from software products are recognized upon delivery to the customer provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Because of the nature of the Company's software and the overall commitment to a software based, integrated sales marketing approach, the Company anticipates that the installation of MARS-TM- can take from up to several months for a single customer and up to twelve months for an entire integrated system. The period of installation is also dependent upon the level of commitment made by the customer to installation as well as the learning speed of the customer's personnel. Lengthy installation periods can delay the recognition of revenues related to the Company's software.

    SUBSIDIARIES. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its three 80% owned subsidiaries. The Company's investment in the subsidiaries is accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

    Summary financial information concerning MKP, excluding intercompany eliminations, as of March 31, 1997 and 1996 and for the three months then ended, is as follows:


                                               1997          1996

Cash...................................  $    933,000  $    354,000

Accounts receivable....................  $  1,487,000  $  1,005,000

Other assets...........................  $      9,000  $      1,100

Accounts payable.......................  $  1,258,000  $    698,000

Revenues...............................  $  3,326,000  $  2,323,000

Operating costs........................  $  3,029,000  $  2,055,000

Net income (loss)......................  $    299,000  $    268,000


    Summary financial information concerning the Company's other two 80% owned subsidiaries, Aspen and FPC Information, as of March 31, 1997 and 1996 and for the six months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

    Aspen, whose operations commenced in March 1995, suspended its operations in September 1996. Aspen was reported as a discontinued operation at September 30, 1996.

    FPC Information had no revenues and incurred losses of $144,312 and $118,377 for the six months ended March 31, 1997 and 1996, respectively.

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

    The income tax expense of $22,102 and 10,325 for the six months and three months ended March 31, 1997, respectively, represents state and local income taxes on the income of MKP.

    Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended March 31, 1997 and 1996.

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

    FORWARD-LOOKING STATEMENTS. Certain statements contained in this Quarterly Report on Form 10-QSB, including without limitation, statements containing the words "believes", "anticipates", "may", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

    REVENUES. Total revenues increased by $692,576 or 54.9% to $1,953,589 for the three months ended March 31, 1997 from $1,261,013 for the three months ended March 31, 1996. This increase was attributable to increased revenues generated by MKP. During this period, MKP was awarded a contract to work on merger and marketing communications for two major banking institutions. MKP generated approximately 100% of the consolidated revenues of the Company for the quarter ended March 31, 1997.

    COST OF REVENUES. Cost of revenues increased by $832,363 or 89.8% to $1,759,703 for the three months ended March 31, 1997 from $927,340 for the three months ended March 31, 1996. This increase resulted primarily from a substantial increase in outsourcing expenses and fees for independent contractors retained by MKP in connection with its increased business during such period, as well as the reallocation for accounting purposes of certain salary-related expenses to cost of revenues.

    SALARIES AND RELATED EXPENSES. Payroll expenses decreased by $85,821 or 55.0% to $70,331 for the three months ended March 31, 1997 from $156,152 for the three months ended March 31, 1996. This decrease was primarily due to the reallocation for accounting purposes of certain salary-related expenses to cost of revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $130,850 or 112.4% to $247,309 for the three months ended March 31, 1997 from $116,459 for the three months ended March 31, 1996. This increase was due primarily to increased expenditures related to additional Company personnel and independent contractors and certain non-recurring expenses relating to the Company's construction of new office space.

    OPERATING PROFIT (LOSS). The Company had an operating loss of $123,754 for the three months ended March 31, 1997 compared to an operating profit of $61,062 for the three months ended March 31, 1996.

    NET INCOME (LOSS). The Company had a net loss of $149,102 for the three months ended March 31, 1997 as compared to a net loss of $48,404 for the three months ended March 31, 1996.

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

    As of March 31, 1997, the Company had working capital of $1,663,614, stockholders' equity of $2,154,255 and a working capital ratio (current assets to current liabilities) of 2.2:1. As of March 31, 1997 and 1996, the Company had cash and cash equivalents of $1,353,834 and $496,879, respectively. For the three months ended March 31, 1997 and 1996, the Company used cash for operations of $360,173 and $279,245, respectively, primarily as a result of an increase in revenues and utilized $65,205 and $32,793 for investing activities during the three months ended March 31, 1997 and 1996, respectively. Net cash provided by the Company's financing activities for the three months ended March 31, 1997 and March 31, 1996 were $134,472 and $395,121, respectively.

    Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through September 30, 1997. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ending September 30, 1997, 1998, 1999 and 2000, the Company's minimum payments in connection with the leases will be approximately $198,000, $292,000, $292,000 and $292,000, respectively. The
Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, including those related to MARS-TM-, the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its software and services and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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

    Dated: May 19, 1997

                                       FINANCIAL PERFORMANCE CORPORATION



                                       By: /s/ William F. Finley
                                           ------------------------------
                                           William F. Finley
                                           Chief Executive Officer and
                                             President
                                           (Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer and Officer Duly
                                             Authorized to Sign on Behalf
                                             of Registrant)