Form 10QSB
period 1997-06-30
FINANCIAL PERFORMANCE CORP
filed 1997-08-19
CIK 798600

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                               -----------------------

                                     FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1997

                            Commission File Number 0-16530

               -----------------------------------------------------

                          FINANCIAL PERFORMANCE CORPORATION
               ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

               New York                                 13-3236325
   -------------------------------          ------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


                335 Madison Avenue, New York, New York  10017
                ---------------------------------------------
             (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 557-0401

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES /x/           NO    / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at August 12, 1997
   -------------------------------          ------------------------------
           Common Stock                             8,005,532 Shares

                          Financial Performance Corporation
                         Third Quarter Report on Form 10-QSB
                         -----------------------------------

                                  TABLE OF CONTENTS

Part I.                                                                     Page
                                                                            ----
    Item 1.   Financial Statements (Unaudited)................................1

              Consolidated Balance Sheets
                   June 30, 1997 and June 30, 1996............................2

              Consolidated Statement of Operations
                   For the Nine Months Ended
                   June 30, 1997 and June 30, 1996............................3

              Consolidated Statement of Operations
                   For the Three Months Ended
                   June 30, 1997 and June 30, 1996............................4

              Consolidated Statement of Cash Flows
                   For the Nine Months Ended
                   June 30, 1997 and June 30, 1996............................5

              Consolidated Statement of Cash Flows
                   For the Three Months Ended
                   June 30, 1997 and June 30, 1996............................6

              Consolidated Statement of Changes in Stockholders' Equity
                   for the Nine Months Ended
                   June 30,1997 and June 30, 1996.............................7

              Notes to Consolidated Financial Statements......................9

    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................17

Part II

    Item 6.   Exhibits and Reports on Form 8-K...............................23

                                     Part I


Item 1.  Financial Statements

         The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

                                                                          PAGE
                                                                           NO.
                                                                          -----
CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheet as of June 30, 1997 and 1996..............................  3

  Statement of Operations
    Nine months Ended June 30, 1997 and 1996...............................  4
    Three Months Ended June 30, 1997 and 1996..............................  5

  Statement of Cash flows
    Nine Months Ended June 30, 1997 and 1996...............................  6

  Statement of Changes in Stockholders' Equity
    Nine Months Ended June 30, 1997........................................  7
    Nine Months Ended June 30, 1996........................................  8

  Notes to Financial Statements............................................  9

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1997 AND 1996

                                                                                  1997          1996
                                                                              (UNAUDITED)   (UNAUDITED)
                                                                              ------------  ------------
                                                            ASSETS

Current assets
  Cash.....................................................................  $  2,179,705  $    791,404
  Accounts receivable......................................................       709,284     3,285,949
  Prepaid expenses and other current assets................................       196,397        90,857
                                                                             ------------  ------------
    Total current assets...................................................     3,085,386     4,168,210

  Computer equipment, net (Note B (6)).....................................       170,040       106,456
  Software development costs (Note B (3))..................................       540,571       417,046
  Other assets.............................................................       152,368       164,500
                                                                             ------------  ------------
                                                                             $  3,948,365  $  4,856,212
                                                                             ------------  ------------
                                                                             ------------  ------------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses....................................  $  1,353,520  $  1,954,918
  Current portion of long-term debt (Note D)...............................       --             21,228
  Short-term borrowings (Note C)...........................................       --            113,000
                                                                             ------------  ------------
    Total current liabilities..............................................     1,353,520     2,089,146
                                                                             ------------  ------------
Long-term debt, net of current maturities (Note D).........................       --            168,095
                                                                             ------------  ------------
Minority interest in consolidated subsidiaries.............................       346,046       424,046
                                                                             ------------  ------------
Stockholders' equity
  Common stock--authorized 50,000,000 shares of $.01 par value per share: issued and outstanding 8,005,532 and 6,897,252 as of
    June 30,1997 and 1996..................................................        80,055        68,973
  Additional paid in capital...............................................     7,469,421     6,706,439
  Accumulated (deficit)....................................................    (5,300,677)   (4,600,487)
                                                                             ------------  ------------
    Total stockholders' equity.............................................     2,248,799     2,174,925
                                                                             ------------  ------------
                                                                             $  3,948,365  $  4,856,212
                                                                             ------------  ------------
                                                                             ------------  ------------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                  1997          1996
                                                                               (UNAUDITED)   (UNAUDITED)
                                                                             -------------  ------------
Revenues...................................................................  $  5,848,661   $  7,657,608
                                                                             ------------   ------------
Costs and expenses
  Cost of revenues.........................................................     4,825,018      5,785,693
  Salaries and related expenses............................................       242,785        483,607
  Selling, general and administrative......................................       712,253        420,089
                                                                             ------------   ------------
                                                                                5,780,056      6,689,389
                                                                             ------------   ------------
    Operating income.......................................................        68,605        968,219
                                                                             ------------   ------------
Other income (expenses)
  Interest income..........................................................        39,343          3,075
  Interest expense.........................................................        (2,981)        (77,556)
  Minority interest in income of consolidated subsidiaries.................       (90,000)       (269,000)
                                                                             ------------   ------------
                                                                                  (53,638)       (343,481)
                                                                             ------------   ------------
Income from continuing operations before income taxes......................        14,967        624,738

Provision for income taxes.................................................        52,931          --
                                                                             ------------   ------------
Income (loss) from continuing operations...................................       (37,964)       624,738

Loss from discontinued operations (Note K).................................          --         (197,563)
                                                                             ------------   ------------
    Net income (loss)......................................................  $    (37,964)  $    427,175
                                                                             ------------   ------------
                                                                             ------------   ------------
Per share data:

  Income (loss) from continuing operations.................................  $      (.005)  $        .15
                                                                             ------------   ------------
                                                                             ------------   ------------
  Net income (loss)........................................................  $      (.005)  $        .10
                                                                             ------------   ------------
                                                                             ------------   ------------
  Average outstanding common shares........................................     7,675,158      4,117,032
                                                                             ------------   ------------
                                                                             ------------   ------------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                   1997          1996
                                                                               (UNAUDITED)   (UNAUDITED)
                                                                             ------------  ------------
Revenues...................................................................  $  2,522,677  $  5,334,518
                                                                             ------------  ------------
Costs and expenses
  Cost of revenues.........................................................     1,984,859     4,052,405
  Salaries and related expenses............................................       100,853       171,916
  Selling, general and administrative......................................       272,899       210,055
                                                                             ------------  ------------
                                                                                2,358,611     4,434,376
                                                                             ------------  ------------
    Operating income.......................................................       164,066       900,142
                                                                             ------------  ------------
Other income (expenses)
  Interest income..........................................................        15,307         3,043
  Interest expense.........................................................       --             (1,119)
  Minority interest in income of consolidated subsidiaries.................       (54,000)     (215,200)
                                                                             ------------  ------------
                                                                                  (38,693)     (213,276)
                                                                             ------------  ------------
Income before income taxes.................................................       125,373       686,866

Provision for income taxes.................................................        30,829       --
                                                                             ------------  ------------
    Net income.............................................................  $     94,544  $    686,866
                                                                             ------------  ------------
                                                                             ------------  ------------
Per share data:

  Net income...............................................................  $        .01  $        .12
                                                                             ------------  ------------
  Average outstanding common shares........................................     8,005,532     5,617,032
                                                                             ------------  ------------
                                                                             ------------  ------------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                         1997         1996
                                                                     ------------  -----------
                                                                      (UNAUDITED)   (UNAUDITED)
Cash flows provided by operating activities:

  Net income (loss)..............................................    $    (37,964) $   427,175
  Adjustments to reconcile net income (loss) to net
    cash

   Provided by (used for) operating activities:
    Depreciation and amortization................................          82,517       22,805

    Minority interest in income of consolidated subsidiaries.....          90,000      269,000

    Issuance of stock for compensation............................          2,500         --

    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable..................        193,232   (3,058,562)
      Increase in prepaid expenses and other current assets.......       (139,057)     (53,559)
      Decrease in other assets....................................        100,000      --
      Increase in accounts payable and accrued expenses...........          9,051    1,628,803
                                                                      ------------  -----------
          Net cash provided by (used for) operating
            activities............................................        300,279     (764,338)
                                                                      ------------  -----------
Cash flows from investing activities:
  Acquisition of property and equipment...........................        (97,279)     (55,423)
  Software development costs......................................       (145,799)    (183,196)
                                                                      ------------  -----------
          Net cash used for investing activities..................       (243,078)    (238,619)
                                                                      ------------  -----------
Cash flows from financing activities:
  Repayments on notes payable to stockholders.....................         --          (17,172)
  Proceeds from sale of common shares and exercise of warrants....        150,448      580,200
  Proceeds from borrowings........................................         --           882,578
                                                                      ------------  -----------
          Net cash provided by financing activities...............        150,448     1,445,606
                                                                      ------------  -----------
Net increase in cash.............................................         207,649      442,649

Cash, beginning of period........................................       1,972,056      348,755
                                                                      ------------  -----------
Cash, end of period..............................................    $  2,179,705  $   791,404
                                                                     ------------  -----------
                                                                     ------------  -----------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest.......................      $    --       $     1,750
                                                                     ------------  -----------
                                                                     ------------  -----------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        NINE MONTHS ENDED JUNE 30, 1997
                                 (Unaudited)

                                                     COMMON STOCK        ADDITIONAL
                                                 ---------------------    PAID IN
                                                   SHARES    PARVALUE     CAPITAL        DEFICIT        TOTAL
                                                 ----------  ---------  ------------  -------------  ------------
BALANCE,
  SEPTEMBER 30, 1996...........................   7,192,562  $  71,926  $  7,043,986  $  (5,262,713) $  1,853,199

Issuance of common shares on exercise of
  warrants.....................................      49,414        494        24,213       --              24,707

Issuance of shares in private placement,
  net of costs.................................     198,942      1,989       166,881       --             168,870

Issuance of common shares on conversion of
  convertible note and short-term debt.........     564,614      5,646       234,341       --             239,987

Net income (loss)..............................      --         --           --             (37,964)      (37,964)
                                                 ----------  ---------  ------------  -------------  ------------
BALANCE, JUNE 30, 1997.........................   8,005,532  $  80,055  $  7,469,421  $  (5,300,677) $  2,248,799
                                                 ----------  ---------  ------------  -------------  ------------
                                                 ----------  ---------  ------------  -------------  ------------

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        NINE MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                     COMMON STOCK        ADDITIONAL
                                                 ---------------------    PAID IN
                                                   SHARES    PARVALUE     CAPITAL        DEFICIT        TOTAL
                                                 ----------  ---------  ------------  -------------  ------------
BALANCE,
  SEPTEMBER 30, 1995...........................   3,500,617  $  35,006  $  4,142,732  $  (5,027,662) $   (849,924)

Issuance of common shares on conversion of
  short-term borrowings........................   2,000,000     20,000     1,997,474       --           2,017,474

Proceeds from sale of common shares and
  exercise of warrants,net of expenses.........   1,396,635     13,967       566,233       --             580,200

Net income.....................................      --         --           --             427,175       427,175
                                                 ----------  ---------  ------------  -------------  ------------
BALANCE,
  JUNE 30, 1996................................   6,897,252  $  68,973  $  6,706,439  $  (4,600,487) $  2,174,925
                                                 ----------  ---------  ------------  -------------  ------------
                                                 ----------  ---------  ------------  -------------  ------------

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

    Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of June 30, 1997 and 1996 and for the nine months then ended, is as follows:

                                              1997         1996
                                          ------------  ----------
Cash....................................  $  2,059,000  $  316,000
Accounts receivable.....................       709,000   3,286,000
Other assets............................        20,000      11,000
Accounts payable........................     1,189,000   1,876,000
Revenues................................     5,849,000   7,658,000
Operating costs.........................     5,172,000   6,318,000
Net income..............................       662,000   1,343,000

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

    Aspen, whose operations commenced in March 1995, suspended its operations in September 1996 (See Note L). Aspen had no revenues and incurred losses of $197,563 for the nine months ended June 30, 1996. FPC Information Corp. had no revenues and incurred losses of $234,787 and $220,987 for the nine months ended June 30, 1997 and 1996, respectively.

(2) Revenue Recognition

    Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

(3) Software Development Costs and Amortization

    Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the nine and three months ended June 30, 1997 and 1996.

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

    Software development costs are summarized as follows:

                                                       1997        1996
                                                    ----------   ----------
Balance--beginning of period......................  $  452,299  $  238,289
Additions.........................................     145,799     183,196
Amortization......................................     (57,527)     (4,439)
                                                    ----------  ----------
Balance--end of period............................  $  540,571  $  417,046
                                                    ----------  ----------
                                                    ----------  ----------

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

    The income tax expense for the nine and three months ended June 30, 1997 represents state and local income taxes on the income of MKP.

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

NOTE D--LONG-TERM DEBT

    Long-term debt as of June 30, 1997 and 1996 consists of the following:

                                                                 1997        1996
                                                              ---------  ----------
Note payable, stockholders, matured on
October 1, 1996 and required monthly
payments of $3,575 including interest at
9% per annum................................................  $  --      $   21,228

Amended and restated secured convertible note
payable to a principal shareholder, matures on
December 31, 1997 with accrued interest from
January 1, 1995 at 8% per annum, see Note D (1)
and (2).....................................................     --         168,095
                                                              ---------  ----------
                                                                 --         189,323

Less: current portion due within one year...................     --          21,228
                                                              ---------  ----------
                                                              $  --      $  168,095
                                                              ---------  ----------
                                                              ---------  ----------

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

NOTE E--SIGNIFICANT CUSTOMERS

    For the nine months ended June 30, 1997 three customers of the Company's subsidiary, MKP, accounted for 88% of the Company's consolidated revenues in the following respective percentages:

Customer................................          A         61%
Customer................................          B         14%
Customer................................          C         13%
                                                            ---
                                                            88%
                                                            ---
                                                            ---

    The total accounts receivable from these customers at June 30, 1997 amounted to 65% of the total accounts receivable balance.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

NOTE F--WARRANTS TO PURCHASE COMMON STOCK

    At June 30, 1997, the Company had outstanding warrants as follows:

 NUMBER OF         EXERCISE               EXPIRATION
  SHARES             PRICE                   DATE
-----------       -----------       ----------------------
330,586            $     .50        August 31, 1998
427,063                  .50        September 30, 1998
200,000                  .50        September 15, 2010

725,000                 1.00        September 15, 2006
300,000                  .50        November 30, 1999
 20,000                 1.00        September 16, 2006


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

    Outstanding options granted pursuant to the stock option plan, as of June 30, 1997, are as follows:

                                     EXERCISABLE
 NUMBER OF           EXERCISE            AT
  SHARES              PRICE          JUNE 30, 1997
-----------       -----------       -------------
  40,000          $   .4375             40,000
  30,000             4.8125             30,000

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

    The plan was terminated in March, 1997.


NOTE I--STOCKHOLDERS' EQUITY

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

    Minimum payments for the leased properties for subsequent years are as follows:

     YEARS ENDING
     SEPTEMBER 30,
    --------------

     1997.....................   $   198,000
     1998.....................       292,000
     1999.....................       292,000
     2000.....................       292,000
     2001.....................       281,000
     Thereafter...............     2,095,000
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

    The Company's subsidiary, MKP, entered into two three-year employment agreements with the Managing Directors commencing October 18, 1994, subject to prior termination. At the conclusion of the initial three-year term, the agreements provide for an automatic one year renewal, subject to prior termination. Under the agreements, the initial annual salary to each Managing Director, was $80,000. Such agreements were amended to provide the Managing Directors with an annual salary of $115,000. The employment agreements also provide for the establishment of an annual compensation pool payable to the Managing Director equal to a percentage, determined annually by the Board of Directors (initially 30%), of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. The Company has issued these Managing Directors an aggregate of 200,000 and 20 shares of the Company's common stock and of MKP's common stock, respectively.

NOTE L--DISCONTINUED OPERATIONS

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

    Summary financial information concerning MKP, excluding intercompany eliminations, as of June 30, 1997 and 1996 and for the nine months then ended, is as follows:

                                         1997               1996

Cash................................. $ 2,059,000        $   316,000
Accounts receivable.................. $   709,000        $ 3,286,000
Other assets......................... $    20,000        $    11,000
Accounts payable..................... $ 1,189,000        $ 1,876,000
Revenues............................. $ 5,849,000        $ 7,658,000
Operating costs...................... $ 5,172,000        $ 6,318,000
Net income........................... $   662,000        $ 1,343,000

    Summary financial information concerning the Company's other two 80% owned subsidiaries, Aspen and FPC Information, as of June 30, 1997 and 1996 and for the nine months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

    Aspen, whose operations commenced in March 1995, suspended its operations in September 1996. Aspen was reported as a discontinued operation at September 30, 1996.

    FPC Information had no revenues and incurred losses of $234,787 and $220,987 for the nine months ended June 30, 1997 and 1996, respectively.

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

    The income tax expense of $52,931 and $30,829 for the nine months and three months ended June 30, 1997, respectively, represents state and local income taxes on the income of MKP.

    Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended June 30, 1997 and 1996.

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

    Forward-Looking Statements. Certain statements contained in this Quarterly Report on Form 10-QSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Quarterly Report on Form 10-QSB.

Results of Operations

Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

    Revenues. Total revenues decreased by $2,811,841 or 52.7% to $2,522,677 for the three months ended June 30, 1997 from $5,334,518 for the three months ended June 30, 1996. This decrease was attributable to fluctuations in the timing of billings under contract by MKP primarily resulting from the commencement of a new major merger communications project during this period. MKP generated approximately 100% of the consolidated revenues of the Company for the quarter ended June 30, 1997.

    Cost of Revenues. Cost of revenues decreased by $2,067,546 or 51.0% to $1,984,859 for the three months ended June 30, 1997 from $4,052,405 for the three months ended June 30, 1996. This decrease resulted primarily from a substantial decrease in outsourcing expenses and fees for independent contractors retained by MKP during such period.

    Salaries and Related Expenses. Payroll expenses decreased by $71,063 or 41.3% to $100,853 for the three months ended June 30, 1997 from $171,916 for the three months ended June 30, 1996. This decrease resulted principally from a reallocation for accounting purposes of certain salary-related expenses to cost of revenues. The basis for this reallocation is to reflect the substantial amount of specific project-related work performed by the executive officers of MKP.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $62,844 or 29.9% to $272,899 for the three months ended June 30, 1997 from $210,055 for the three months ended June 30, 1996. This increase was due primarily to increased expenditures related to additional Company personnel and independent contractors, and certain non-recurring expenses relating to the Company's construction of new office space.

    Other Income (Expenses). Other expenses decreased by $174,583 or 81.9% to $38,693 for the three months ended June 30, 1997 from $213,276 for the three months ended June 30, 1996. This decrease was attributable principally to a substantial decrease in the Company's minority interest in income of consolidated subsidiaries.

    Operating Profit. The Company had an operating profit of $164,066 for the three months ended June 30, 1997 compared to an operating profit of $900,142 for the three months ended June 30, 1996.

    Net Income (Loss). The Company had net income of $94,544 for the three months ended June 30, 1997 as compared to net income of $686,866 for the three months ended June 30, 1996.

Nine Months Ended June 30, 1997 vs. Nine Months Ended June 30, 1996

    Revenues.   Total revenues decreased by $1,808,947, or 23.6% to
$5,848,661 for the nine months ended June 30, 1997 from $7,657,608 for the nine months ended June 30, 1996. This decrease was attributable to fluctuations in the timing of billings under contract by MKP primarily resulting from the completion of a major merger communications project in the third quarter of the Company's fiscal year ended September 30, 1996 as opposed to the anticipated completion of a major merger communications project during the fourth quarter of the Company's current fiscal year. MKP generated approximately 100% of the consolidated revenues of the Company for the nine months ended June 30, 1997.

    Costs of Revenues.    Cost of revenues decreased by $960,675 or 16.6% to
$4,825,018 for the nine months ended June 30, 1997 from $5,785,693 for the nine months ended June 30, 1996.

This decrease was attributable to a decrease in outsourcing expenses and fees for independent contractors retained by MKP in connection with its decreased level of business during such period.

    Salaries and Related Expenses.   Payroll expenses decreased by $240,822
or 49.8% to $242,785 for the nine months ended June 30, 1997 from $483,607 for the nine months ended June 30, 1996. This decrease resulted principally from a reallocation for accounting purposes of certain salary-related expenses to cost of revenues. The basis for this reallocation is to reflect the substantial amount of specific project-related work performed by the executive officers of MKP.

    Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $292,164 or 69.5% to $712,253 for the nine months ended June 30, 1997 from $420,089 for the nine months ended June 30, 1996. This increase was attributable primarily to increased expenditures related to additional Company personnel and independent contractors, legal, accounting and other expenses associated with the preparation and filing of the Company's Registration Statement in February 1997 and related matters and certain non-recurring expenses relating to the Company's construction of new office space.

    Other Income (Expenses).   Other expenses decreased by $289,843 or 84.4%
to $53,638 for the nine months ended June 30, 1997 from $343,481 for the nine months ended June 30, 1996. This decrease was attributable principally to a substantial decrease in the Company's minority interest in the income of its consolidated subsidiaries, a substantial decrease in interest expense due to a decrease in the Company's debt and an increase in interest income due to the increase in the Company's cash and cash equivalents.

    Operating Profit (Loss). The Company had an operating profit from operations of $68,605 for the nine months ended June 30, 1997 compared to an operating profit of $968,219 for the nine months ended June 30, 1996.

    Net Income (Loss).   The Company had a net loss of $37,964 for the nine
months ended June 30, 1997 as compared to net income of $427,175 for the nine months ended June 30, 1996.

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

    As of June 30, 1997, the Company had working capital of $1,731,866, stockholders' equity of $2,248,799 and a working capital ratio (current assets to current liabilities) of approximately 2.3:1. As of June 30, 1997 and 1996, the Company had cash and cash equivalents of $2,179,705 and $791,404, respectively. For the nine months ended June 30, 1997 and 1996, the Company provided cash by operations of $300,279 and used cash for operations of $764,338, respectively, and utilized $243,078 and $238,619 for investing activities during the nine months ended June 30, 1997 and 1996, respectively. Net cash provided by the Company's financing activities for the nine months ended June 30, 1997 and June 30, 1996 were $150,448 and $1,445,606, respectively.

    Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through June 30, 1998. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ending September 30, 1997, 1998, 1999 and 2000, the Company's minimum payments in connection with the leases will be approximately $198,000, $292,000, $292,000 and $292,000, respectively. The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, including those related to MARS-TM-, the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its software and services and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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

Dated: August 18, 1997

                                  FINANCIAL PERFORMANCE CORPORATION


                                  By: /s/
                                      -------------------------------
                                      William F. Finley
                                      Chief Executive Officer and
                                        President
                                      (Principal Executive Officer and
                                        Principal Financial and Accounting
                                        Officer and Officer Duly Authorized
                                        to Sign on Behalf of Registrant)