Form 10KSB40
period 1997-09-30
FINANCIAL PERFORMANCE CORP
filed 1998-01-13
CIK 798600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the fiscal year ended September 30, 1997

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

                                 (212) 557-0401
                           Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act None.

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   [X]           No    [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for the fiscal year ended September 30, 1997 were $7,785,250.

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant on December 30, 1997 was approximately $1,754,710, based on the volume-weighted average price of such stock on such date, as reported by the OTC Bulletin Board.

         The number of shares outstanding of each of the issuer's classes of common equity, as of January 5, 1998, was: 8,021,534 shares of Common Stock, $0.01 par value.

         DOCUMENTS INCORPORATED BY REFERENCE    None.

         Transitional Small Business Disclosure Format:  Yes    [ ]   No     [X]

                        FINANCIAL PERFORMANCE CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

PART I............................................................................................................1

         ITEM 1 - DESCRIPTION OF BUSINESS.........................................................................1
         ITEM 2 -- DESCRIPTION OF PROPERTY........................................................................14
         ITEM 3 -- LEGAL PROCEEDINGS..............................................................................14
         ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................14

PART II...........................................................................................................15

         ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                        MATTERS..................................................................................15
         ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS......................................................15
         ITEM 7 - FINANCIAL STATEMENTS...........................................................................21
         ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE......................................................21

PART III.........................................................................................................22

         ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                        EXCHANGE ACT.............................................................................22
         ITEM 10 - EXECUTIVE COMPENSATION........................................................................25
         ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT..............................................................................30
         ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................32
         ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................35

FINANCIAL STATEMENTS............................................................................................F-1

                                     PART I


ITEM 1 -- DESCRIPTION OF BUSINESS

INTRODUCTION

         Financial Performance Corporation and its subsidiaries (the "Company") market specialized merger communications consulting services and computer software to the financial services industry. The Company's services and software are designed to identify and analyze the financial impact and competitive position of its customer's products and services and assist its customers in developing and analyzing marketing and communications strategies. The Company's current and recent customers include First Union National Bank, Chemical Bank (now The Chase Manhattan Bank), First National Bank of Maryland, The Dime Savings Bank of New York, The Bank of New York, Citibank, CIT Group, PNC National Bank, Fleet Bank and NatWest Bank.

         The Company's principal business is merger communications and marketing services to financial institutions. The Company has developed a particular expertise in providing services to banks with respect to communications concerning mergers and other business combinations, marketing and financial information software.

         The Company's software, referred to as MARS(TM) (Managing Account Relationships), functions as an integrated planning and sales management system designed to coordinate the user's marketing activity and analyze the results of its sales efforts and the profitability of its products. The Company believes that MARS(TM) enables its users to monitor the income and new business contributions of each department, branch, sector or group within a business enterprise faster and more efficiently than current applications. The Company also believes that future projections by a business enterprise using MARS(TM) will be easier since the software regularly maintains information regarding pending sales.



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

         The Company resumed operations in January 1993. At that time, the Company raised working capital through private debt and equity issuances. In 1994, the Company began implementing a business strategy of establishing subsidiary companies to engage in related or complementary areas of the financial services industry. As a result, the Company, together with other parties, formed three subsidiaries (Michaelson Kelbick Partners Inc. ("MKP"), FPC Information Corp. ("FPC Information") and Aspen Capital Management, LLC ("Aspen")). MKP is engaged in providing merger communications and marketing services to the financial services industry. FPC Information was formed to market the Company's software and Aspen was formed to operate as an international sponsor of cash management funds. For further information concerning these subsidiaries, see "--

Subsidiaries" and "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company incurred losses in each of the three fiscal years ended September 30, 1995. For the year ended September 30, 1996, the Company generated approximately $8,780,000 in revenues, $278,000 in operating income, a loss of approximately $15,000 from continuing operations, and a net loss of approximately $235,000. For the year ended September 30, 1997, the Company generated approximately $7,785,000 in revenues, had an operating loss of approximately $569,000, a loss from continuing operations of approximately $545,000 and a net loss of approximately $545,000.

         As of November 27, 1996, the Company's Common Stock resumed trading on the OTC Bulletin Board under the symbol "FPCX". The high and low sale price of the Common Stock for the period from November 29, 1996 to January 5, 1998 were $2.75 and $0.22, respectively.

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

         MICHAELSON KELBICK PARTNERS INC. In October 1994, the Company, together with Susan Michaelson and Hillary Kelbick, formed Michaelson Kelbick Partners Inc. ("MKP"). The Company owns 80% of the outstanding equity of MKP and each of Ms. Michaelson and Ms. Kelbick own 10% of the outstanding equity of MKP. MKP is engaged in providing specialized business and marketing services to the financial services industry. MKP has developed particular expertise in providing advice to its customers with respect to communications concerning mergers and other business combinations and sales promotions.

         Ms. Michaelson and Ms. Kelbick have over 32 years of combined experience in financial services marketing. They were both formerly employed as Senior Vice Presidents by Wilcox Associates, in New York, New York, where they were primarily responsible for the planning, development and execution of marketing communications projects for numerous financial institutions. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons."

         FPC INFORMATION CORP. In November 1994, the Company, together with Robert S. Trump, formed FPC Information Corp. ("FPC Information"). Mr. Trump furnished $150,000 to the Company in connection with the establishment and initial operations of FPC Information in exchange for a 20% equity interest in FPC Information. In October, 1997, Mr. Trump acquired an additional 30% equity interest in FPC Information in exchange for an additional investment of $225,000. Accordingly, as of January 5, 1998, Mr. Trump owns 50% of the outstanding equity of FPC Information. However, the Company has the option to repurchase a 30% equity interest in FPC Information from Mr. Trump exercisable at any time prior to September 30, 1999 at the fair market value of such interest, but in no event less than $225,000.

         The MARS(TM) software and any rights associated therewith and related liabilities have been transferred by the Company to FPC Information Corp. Accordingly, the Company functions as a holding company and will continue to seek investment and acquisition opportunities in the financial services industry. As of January 5, 1998, Mr. Trump beneficially owned approximately 60.93% of the Company's shares of Common Stock. See "Item 11 -- Security Ownership of Certain Beneficial Owners and Management."

         ASPEN CAPITAL MANAGEMENT, LLC. In January 1995, the Company, together with Messrs. Richard Loos and Sean Brennan, formed Aspen Capital Management, LLC ("Aspen"). Aspen was established to operate as an international sponsor of cash management funds. In February 1995, Aspen was converted to a New York limited liability company.

         In connection with Aspen's formation and operation, the Company entered into shareholders' and executive employment agreements with Richard Loos and Sean Brennan. Richard J. Loos previously was Managing Director and a member of the Board of Directors of HSBC Asset Management Americas Inc., a global asset management group, and Sean P. Brennan previously was affiliated with CS First Boston Investment Management Group. The Company owns 80% of the outstanding equity of Aspen and each of Messrs. Loos and Brennan own 10% of the outstanding equity of Aspen.

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


MERGER COMMUNICATIONS SERVICES

         Since the resumption of the Company's operations, substantially all of the Company's revenues have been generated by MKP. MKP's primary business is bank merger communications, which accounts for approximately 85% of MKP's revenues. MKP also specializes in marketing planning and communications strategies, sales promotion and direct mail. The principals of MKP have managed over 50 merger communications and other projects for banks, including Bank of Boston/Bay Bank, The Bank of New York, Citibank, First Union National Bank, First National Bank of Maryland, Nat West Bank, Fleet Bank, The Dime Savings Bank of New York, Great Western, First Fidelity, CIT Group, PNC and Chemical Bank (now The Chase Manhattan Bank).

         The merger communications projects which are undertaken by MKP involve planning, strategizing, managing and executing customer communications in support of the merger related events, including:

         -        Systems conversions
         -        Product consolidations
         -        Price changes
         -        Branch Closings

MERGER COMMUNICATIONS SERVICES

         MKP's merger communications services include:

         -        Business Strategies and Marketing Planning

         - Advisory Services: impact assessments by product, service and customer group

         - Data Processing: data sources, customer account file integration

         - Proprietary methodologies for Matrix programming instructions for customized copy block messaging

         - Communications Development and Execution: Comprehensive layouts, pre-press production, mail file development, print and mail production

         -        Project Management including milestones and budgets

         -        Communications Recommendations: vehicles, audiences, timing

         -        File Collapse Methodology (definition of the customer)

         -        Regulatory requirements for disclosure

DATA MANAGEMENT

         MKP's data management services include:

         - PLANNING. Includes defining the communications requirements, including product/account types, file integration and merge/purge requirements and level of personalization required.

         - DATA SOURCE(S) AND EXTERNAL SUPPLIERS. MKP advises on the most advantageous data source(s) for each project (i.e., operating systems, CIF or a combination thereof). In addition, MKP can assist in assessing internal and external data processing requirements.

         - TAPE SPECIFICATIONS. Includes definition of tape formats, record information, and all file coding required for data integration and the customization of messages.

         - CUSTOMER MAIL FILE DEVELOPMENT. Includes development of specifications and procedures for record selection, file clean-up programming, merge/purge and file verification.

         - VERIFICATION/QUALITY CONTROL. Includes development of detailed procedures to ensure that counts are correct (all records are accounted for), established procedures are followed, all programming steps are verified and exceptions are identified and properly handled. A key step includes the creation of a test file including all copy blocks and block assignment criteria existing in the main file.


MKP QUALITY CONTROL

         MKP's premise is that quality control begins with the initial steps in planning a project. As MKP works to develop concepts and strategies for its clients, MKP confirms that the concepts and strategies which are developed can be properly executed. MKP adheres to strict quality control procedures and uses numerous quality control/verification checks in this process, including the following:

         - Developing tape specifications and mail house instructions (before tape is cut)
         -        Initial tape verification (immediately upon receipt of type)
         -        File clean-up verification
         -        Merge/Purge verification
         - Verification of programmed data, including copy block assignment and line count
         -        Account number verifications
         -        Verification of live laser proofs
         -        Laser printing quality control
         -        Lettershop quality control
         -        Postal receipts

DATA MANAGEMENT/QUALITY CONTROL

         MKP has significant experience in developing systems for customizing data processing and programming verification in order to ensure quality control integrity of each merger project. MKP must often operate under tight time frames and legal deadlines that generally accompany merger projects. MKP assembles and manages both internal and external resources in support of large-scale, complex projects.

CROSS-SELLING POTENTIAL

         The Company believes that services furnished by MKP to its banking clients could provide a significant opportunity for the Company's subsidiary, FPC Information Corp., to introduce its software and related services to these institutions. The Company also believes that the type of analysis generally performed by MKP for its bank clients in connection with its merger communications services can often be instrumental in planning the foundation for a more efficient MIS gathering system for such clients. In the Company's view, with this type of information about potential clients, FPC Information could have certain advantages over its competitors when making proposals to implement system-wide computer software improvements in such banking institutions.

FINANCIAL INFORMATION SOFTWARE

         MARS(TM) (MANAGING ACCOUNT RELATIONSHIPS)

         GENERAL. The Company has developed a software program referred to as MARS(TM) (Managing Account Relationships). MARS(TM) functions as an integrated planning and sales management system designed to coordinate the user's sales and marketing activity and analyze the results of its sales efforts and the profitability of its products. MARS(TM) was designed to allow management at banks to analyze in greater detail the products it offers in light of an increasingly competitive industry environment. The Company believes that MARS(TM) enables its users to monitor income and new business contributions of each department, branch, sector or group within a business enterprise faster and more efficiently than current applications. The Company also believes that future projections by a business enterprise using MARS(TM) will be easier since the software regularly maintains information regarding pending sales.

         The Company believes that the sales management aspect of MARS(TM) can also provide management with extensive "on line" information to enable fast and informed decisions to be made based upon total customer sales and other financial information. MARS(TM) can retrieve data directly from the customer's mainframe computers, access overall sales information and match the retrieved data to targets previously set by the customer. Reporting can be done by customer, product, account officer, department or division.

         In addition to the capability of MARS(TM) to coordinate sales and marketing activities, individual department managers can use MARS(TM) to measure productivity of each employee on a daily, weekly, monthly or annual basis. The overall performance of a business enterprise can be evaluated and compared against the contributions of each employee. Planning and performance results can be accessed instantly through standard reports or by means of customized reporting formats.

         Another way of describing MARS(TM) is in the context of the emerging trend toward Sales Force Automation (SFA) which is beginning to have a major impact in the business world. SFA involves the use of computers, armed with a sophisticated software program, which allows an organization to more efficiently and effectively manage the sales function with the objective of enhancing profitability. The Company believes that the necessity for SFA techniques is particularly important to the banking industry, which is currently faced with acute competitive pressures and the necessity to more effectively cross-sell products to customers. The Company's research suggests that the banking industry is in serious need of applications that will complement the goal of executing successful selling strategies. The senior management of the Company, with its experience in the banking area, recognized the acute need for SFA early in the development stage for the MARS(TM) product. Accordingly, the MARS(TM) system was targeted specifically to the banning and financial services community.

         In the Company's view, a primary reason that banks and other financial institutions are in need of a SFA program is represented by the so-called "80-20" rule, a measure of profitability used in the banking industry which suggests that, as a general rule of thumb, approximately 80% of a business enterprise's profits come from approximately 20% of its customers, on average. Additionally, the wide range of products offered by the typical large bank makes cross-selling strategies extremely complex. For example, corporate banking relationships encompass many product categories ranging from loans to cash management. Larger banks, in particular, have had a difficult time assembling a company-wide view of what products and services have been sold, or could be sold, to an established client base. Because banks are usually organized on a very structured departmental basis, each department operating with its own systems and sales force, information that would be useful in the cross-selling of products is often dispersed among a myriad of confusing systems. MARS(TM) is designated to allow the integration of vital relationship information on a firm
(bank) wide basis, while at the same time providing the tools for enhanced productivity. The Tower Group, which provides technology consulting services to financial institutions, has stated in a May 1995 report titled "Sales Applications for Wholesale Banking" that "successful cross-selling is one of the keys to bank profitability, as it maximizes the return on each relationship. An additional component to successful relationship management in the banking industry is the continuous delivery of high quality customer service, which is also enhanced by multi-user access to a database which describes a customer relationship". The Tower Group report also estimates that "85% of the top 100 banks and 20% of all other banks will have installed at least departmental sales and relationship management application for users on the wholesale side of the bank by the year 2000. Of the larger banks, half will have extended these systems beyond a single functional department by that time". The Company believes that the MARS(TM) product is well suited to meet the SFA needs of both larger and smaller banking institutions.


MARKETING STRATEGIES RELATING TO MARS(TM)

         In the Company's view, the senior management of the Company's subsidiary, FPC Information Corp., in addition to developing the MARS(TM) software, has developed an excellent reputation within the banking community for its ability to provide quality, high level consultation in the areas of strategic business planning and product management. Moreover, the Company's 80% owned subsidiary, MKP, specializes in market and communications strategies for the financial services community involving a wide array of services. The Company believes that the natural synergy of these closely connected organizations allows for a cross-selling opportunity with which to successfully launch the MARS(TM) product. In fact, the MARS(TM) product is currently under evaluation at four banks. The Company believes that by the end of calendar year 1998, at least one highly recognizable banking institution will have committed to MARS(TM), thereby providing a valuable reference from which to pursue future installations.

         If reliable references MARS(TM) are developed, the Company will seek to build a channel of product distribution to augment its own direct selling efforts. In this regard, the banking industry is served by a large number of consulting firms specializing in financial services industry information technology. For example, the "Big Six" accounting firms and most of the second tier accounting firms provide information technology services to banks. The Company believes that the MARS(TM) product is the best available solution for SFA to the banking and financial services community and that certain accounting firms could have a substantial interest in representing MARS(TM) to their clients as part of the services such firms can offer.

         In addition to these potential business partners, the Company believes that the opportunity exists for possible alliances with over a dozen regional systems integrators whose businesses are primarily concerned with the installation and modification of banking and financial services applications. The third group which the Company intends to target in the channel strategy is software product companies with banking specific applications which would complement MARS(TM). The Company also intends to explore a less formal lead sharing relationship with hardware providers who have relationships with the banking market. The Company believes in the possibility that a MARS(TM) sale could justify the purchase of a large number of both PC's and laptops. The Company expects these channel development efforts to result in a number of product relationships over the course of the next twelve to eighteen months.

         If MARS(TM) becomes well accepted within the banking community, the Company plans to modify the product in a second version which would be suitable for the insurance industry. A third version of MARS(TM) for the brokerage community could then be developed. In the view of the Company's management, both of these industries, like the banking industry, could benefit from effective cross selling, but until now have lacked the proper computer software to achieve this goal.

         SPECIFIC PRODUCT DESCRIPTION. The MARS(TM) program contains modules for key areas, including customer information, product information, customization, management reports, report writer, SOL (Structured Query Language) Support and MARS(TM) Remote.

         - CUSTOMER AND PRODUCT INFORMATION. The customer and product information modules of MARS(TM) allow a user to retrieve in real time its client's record and select marketing and technical information on its products, programs and services. The customer and product information modules are designed to enable the user's sales team to offer the most suitable products to its clients. The product files contain pricing and competitive information and textual descriptions of features, benefits and various terms and conditions of the products offered.

         - MARS-TM- CUSTOMIZATION. MARS(TM) customization allows a user to set system capabilities for office automation, passwords and access paths to customer information and product databases. Additionally, it provides the user with the ability to pre-load the system with text and terminology for windows and menus so that the particular culture and methodology of the user is replicated throughout the system.

         - MANAGEMENT REPORTS. MARS(TM) allows the user to generate management reports on officer performance, sales in process and other sales information by month and quarter. These reports can be accessed by the user at any time and viewed on-line or in a printed report. Management can access a complete picture of the activities of each employee by task, account or as a calendar of activities. Many of the major reports of the system are also presented graphically as pie or bar charts, allowing for alternative presentations of complex relationships.

         - REPORT WRITER. In addition to the standard reports provided by MARS(TM), the system supports the popular report writer called "Crystal Reports," which is considered by the Company and others as virtually an industry standard. Through the use of this third party product, the Company believes the user can easily add new reports to its MARS(TM) installation, thereby potentially increasing the value of the data provided.

         - SOL SUPPORT. The Company expects to complete shortly a module for MARS(TM) which will include SOL (Structured Query Language) support thus enabling MARS(TM) to be used as a single desk top sales support system or a system that is implemented throughout an organization.

         - E-MAIL SUPPORT. The Company is currently designing a module to the MARS(TM) system to include its own E-Mail capability, thereby connecting all users and enabling effective data sharing for management communication or team selling efforts. Alternatively, the system could be supported by connections to popular E-Mail products such as Microsoft Mail and Lotus Notes.

         - ADVANCED SOFTWARE TECHNOLOGY. MARS(TM) is fully compliant with the Microsoft Windows user interface. MARS(TM) system navigation is mouse driven requiring minimum keying by the user. A simple export of MARS(TM) files to Microsoft Word or spread sheets tools, such as EXCEL, allows the user to quickly gather, sort, and combine information from multiple sources into one format.

         - MARS-TM- REMOTE. MARS(TM) permits mobile computing by the exchange and synchronization of information between the computer of the remote user and the server data base. The system supports both direct or Internet connections, thereby providing its users with greater availability and flexibility.

         TECHNICAL INFORMATION. The MARS(TM) system can produce over 30 on-line reports to assist the user and management in recommending appropriate products to customers in a short period of time. Each transaction can be monitored in real time.

         The Company provides a wide range of delivery options for MARS(TM), including installation of a fully-configured workstation. MARS(TM) is a client/server application implemented with state-of-the-art technologies. MARS(TM) requires an IBM compatible PC with a 386 or higher processor, 8MB RAM and a 20 MB hard drive. The front-end windows-based application provides a user-friendly, easy-to-access graphic user interface and is consistent to all users with different desktop or laptop operating systems, such as Windows, OS/2, Windows 95 or Windows NT. The back-end server can be implemented with a wide range of relational database systems such as MS Access, MS Fox-Pro, NS SQL Server for Windows NT, Sybase Infomix, or Oracle, which also may reside on a variety of platforms.

         MARS(TM) ran be used in a wide range of working environments, ranging from a single PC or a workstation, or a small LAN, to a large corporate setting with multiple sites connected by Wide Area Network. MARS(TM) supports a variety of networking communication environments including Novell NetWare, Microsoft Windows for Workgroups, Microsoft Windows NT, IBM LAN Manager, the TCP/IP Networks (UNIX bases networks) and remote dial-up.


SOFTWARE LICENSING

         The Company expects to license MARS(TM) to customers under nonexclusive license agreements. Under a standard Company licensing arrangement, the Company anticipates that the customer will pay a fixed license fee and acquire the nontransferable and nonexclusive right to use MARS(TM) at one or more designated sites. The Company anticipates that additional license fees can be negotiated between the parties depending upon the number of sites at which the customer intends to use the Company's software. As part of the fixed license fee for MARS(TM), customers will receive, for a period of one year after installation, all announced software enhancements to the licensed software at the latest standard release level being offered for license by the Company, including all software and documentation updates. The Company has not derived any revenues from MARS(TM) since the recommencement of its operations in November 1992 and there can be no assurance it will generate any such revenues in the future,

         The Company expects to recognize revenue from license fees after delivery of the documentation and the software components to the customer and upon final customer acceptance, provided that no significant Company obligations remain and collection of the resulting receivable is deemed probable. Because of the nature of the Company's software and the overall commitment to a software based, integrated sales and marketing approach, the Company anticipates that the installation of MARS(TM) can take from up to several months for a single customer and up to twelve months for an entire integrated system. The period of installation is also dependent upon the level of commitment made by the customer to installation as well as the learning speed of the customer's personnel. Lengthy installation periods can delay the recognition of revenue from the Company's software licensing fees.


CUSTOMER SUPPORT; SOFTWARE MAINTENANCE AND SERVICE

         In connection with MARS(TM), the Company expects to provide support services such as project planning, system installation, software implementation, user training and ongoing technical support and documentation. In addition, the Company expects to offer a full range of consulting services, including planning, research and custom design for modifications to meet the specific needs of a customer. Support services will be provided either by Company personnel or independent subcontractors.

         The Company anticipates that it will offer software maintenance services to its customers for a period of time following the installation of MARS(TM). The Company expects that its software maintenance agreements will generally provide for the maintenance of Company-licensed software at a specific site for a specified period of time. The Company will be required to remedy significant programming errors, as well as provide the customer with certain improvements, revisions or modifications.

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


COMPETITION

         Competition among enterprises which render merger communications services and software products to financial institutions and other business organizations is intense. The Company faces competition from other companies which offer services or products similar to those offered by the Company and which have greater financial resources, more technical personnel and more extensive service capabilities than the Company. For example, MKP competes against larger and more established companies such as Harte-Hanks Communication, Dimac Corporation and Arthur Anderson LLP.

         The Company is aware of several competitors which offer computer software products as comprehensive as MARS(TM) as well as other competitors. The Company believes that the software products which most directly compete with MARS(TM) are Lotus NOTES, Siebel Systems SALES ENTERPRISES, Aurum Software SALES TRAK and Borealis ARSENAL. In particular, Lotus Development Corp. markets the Notes product as a universal information sharing tool for collaborative work groups. The Company believes that the flexibility and workflow components of NOTES makes that product a viable competitor, although at a significantly higher cost than MARS(TM).

         The Company endeavors to distinguish its services and software from those of its competitors based upon the following factors: (i) its services and software are specifically designed for application in financial institution environments, unlike most competitive products which are designed for more general applications and require modification for effective utilization by financial institutions; and (ii) the experience of the Company's management in the financial services industry.

         There can be no assurances that the Company will be successful in its efforts to distinguish the qualities of its services and software in the marketplace. Other entities, with substantially greater resources than the Company, compete directly with the Company, by offering services and/or software to the same industry.

         The Company believes, however, that MKP possesses certain competitive advantages in the merger communications field. Specifically, the principals of MKP, Susan Michaelson and Hillary Kelbick, have over 32 years of combined experience and have successfully completed more than 50 merger projects. Prior to the establishment of MKP in 1994, Ms. Michaelson and Ms. Kelbick completed the NationsBank merger which created the then third largest banking organization in the United States. MKP's first two major merger assignments were the First Union/First Fidelity merger and the Bank of Boston/Bay Bank merger. Since its formation, MKP has also performed services for various other banking institutions, including Chemical Bank (now The Chase Manhattan Bank), The Bank of New York, Citibank, First National Bank of Maryland, The Dime Savings Bank of New York, Fleet Bank, CIT Group and PNC National Bank. MKP was recently awarded the First Union/Signet Bank merger and has received a "Future Bank Initiative" assignment from First Union National Bank. In 1997, MKP received the Vendor of the Year Award from First Union National Bank.

MARKETING

         The Company's founder and principal executive officer, together with the Company's other executive officers, are primarily responsible for marketing its services and software. In the past, the Company conducted its marketing activities primarily through advertising in selected financial institution trade media and at professional financial institution conventions. The Company currently markets its services and software primarily through direct sales calls, referral business and personal contacts.

         The Company markets primarily to domestic and foreign banks. The Company believes that there are approximately 500 banks in the United States engaged in activities which may require services and/or software offered by the Company. The Company also believes that significant opportunities exist for it to sell its services and/or software in Europe and the Far East, where it believes that market conditions have made financial institutions acutely aware of the necessity to develop sales, marketing and business development priorities.

         The Company's overall marketing strategy includes internal as well as external channels of distribution. The Company believes that cross-selling its services and software will provide it with greater opportunities. For example, the Company believes that it can build a channel of product distribution for MARS(TM) through its consulting services to augment its own direct selling efforts. The Company intends to develop relationships with accounting firms which sponsor information technology services to banks. In addition, the Company believes that there are additional opportunities for alliances with regional system integrators whose business is composed entirely of the installation and modification of banking and financial services applications.

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

         Pursuant to the indemnification provisions included in its license agreements, the Company generally will agree to indemnify its customers from losses resulting from any third-party claims that the Company's software infringes upon proprietary rights of such third parties. The amount of such indemnification is generally limited to the amount of the license fee paid by the customer to the Company. To date, the Company has not received any written claims of infringement.

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


EMPLOYEES

         As of January 5, 1998, the Company had 17 full-time employees. The Company also engages independent contractors and consultants from time to time in connection with certain projects. The Company expects to employ additional personnel as needed in connection with its operations. The Company believes that it has good relations with its employees and independent contractors.


FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB, including without limitation, under the caption "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2 -- DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located in New York City at 335 Madison Avenue, 8th Floor, New York, New York. In September 1995, the Company entered into a direct sub-sublease agreement with MCI Telecommunications Corp. ("MCI") covering approximately 5,000 rentable square feet on the llth floor of 335 Madison Avenue. The sub-sublease expired on December 29, 1996, which coincided with the expiration date of MCI's sublease arrangement with its sublessor. However, Builtland Partners, the owner of the building known as 335 Madison Avenue, New York, New York, agreed to permit the Company to remain in occupancy of the llth floor premises until May, 1997 on the same terms and conditions set forth in the Company's sub-sublease with MCI.

         In October 1996, the Company entered into a direct lease with Builtland Partners, covering approximately 11,142 square feet on the 8th floor at 335 Madison Avenue. This lease has a ten-year term commencing as of October 1996. Fixed minimum rent of approximately $31,000 per month is payable by the Company during the first five years of the term and fixed minimum rent of approximately $35,000 per month is payable by the Company during the final five years of the term. Under the terms of the lease, the Company's fixed minimum rent obligations have been abated until March 20, 1997 and for the months of October, November and December in each of the first four years of the lease term. Additionally, in September 1997, the landlord agreed to a further one month abatement of fixed minimum rent. The Company will be required to pay operating expense and real estate tax escalation payments as additional rent. Also, the landlord has paid or reimbursed the Company for approximately $500,000 of construction and other related costs. The Company assumed occupancy of the 8th floor premises in May 1997.

         The Company believes that the facilities which it presently occupies are well maintained, in good condition and suitable for the Company to continue its operations in the foreseeable future, including the needs generated by any future growth.


ITEM 3 -- LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company did not submit any matters to a vote of its shareholders during the Company's fiscal year ended September 30, 1997.

                                     PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From January 1987 until July 6, 1989, the Common Stock traded in the over-the-counter market under the Nasdaq symbol "FPCC." The Company's Common Stock was delisted by Nasdaq in July 1989 primarily due to its failure to maintain Nasdaq's minimum capital requirements.

         As of November 27, 1996, the Company's Common Stock resumed trading quoted on the OTC Bulletin Board under the symbol "FPCX." The high and low sale price quotations for the Company's Common Stock for the period November 29, 1996 to January 5, 1998 were $2.75 and $0.22, respectively, as reported by the OTC Bulletin Board. The Company believes that these quotations represent interdealer quotations, without adjustment for retail mark-up, mark-down or commissions. The average weekly volume of the Common Stock since the resumption of trading on the OTC Bulletin Board in November 1996 was approximately 34,150 shares. The Company believes that there are at least twelve "market-makers" in the Common Stock including Van Kasper & Company, Inc., Laidlaw Equities, Inc., Value Investing Partners, Inc., Fahnstock, Hill Thompson, Nash Weiss and Wilson Davis. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

         As of January 5, 1998, the Company had approximately 181 shareholders of record, excluding the number of beneficial owners whose securities are held in "streetname." The Company believes that a substantial number of shares of Common Stock are held in "streetname."

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

         In January 1993, the Company recommenced its operations and raised working capital through private debt and equity issuances, including issuances to one of the Company's principal stockholders. Although the Company generated revenues for each of the last four fiscal years ended September 30, 1997, it incurred losses of $146,036, $801,296, $235,049 and $544,848 for the fiscal years ended September 30, 1994, 1995, 1996 and 1997, respectively. In addition, the report of the Company's independent accountants for its balance sheet as of September 30, 1995 and 1994 and the results of operations, stockholders' equity and cash flows for the years then ended included an explanatory paragraph which referred to the Company's substantial losses and concluded that such results raised substantial doubt about its ability to continue as a going concern.

         REVENUES. The Company's revenues historically have been derived from a limited number of customers. For the year ended September 30, 1997, two customers accounted for approximately 72% for the Company's revenues, with one customer accounting for approximately 56% of its revenues. The Company anticipates that a substantial amount of its revenues will continue to be concentrated from a limited number of customers. As a result, the Company's sales and operating results are subject to substantial variations in any given year and from quarter to quarter. The Company's sales and net income (if any) in a particular quarter may be lower than the sales and net income (if any) of the Company for the comparable quarter in the prior year. In addition, sales and net income (if any) of the Company in any particular quarter may not necessarily reflect the results of operations for the Company for the full year.

         SUBSIDIARIES. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its three subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Summary financial information concerning MKP, excluding intercompany eliminations, as of September 30, 1997 and 1996 and for the years then ended, is as follows:


                                                                   1997                           1996
                                                                   ----                           ----
Cash.............................................               $ 1,091,000                    $ 1,685,000
Accounts receivable..............................                1,646,000                       903,000
Other assets.....................................                  47,000                         14,000
Accounts payable.................................                1,435,000                      1,705,000
Revenues.........................................                7,785,000                      8,784,000
Operating costs..................................                7,167,000                      8,178,000
Net income.......................................                 642,000                        504,000

         Summary financial information concerning the Company's other two subsidiaries, FPC Information and Aspen, as of September 30, 1997 and 1996 and for the years then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

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

         FPC Information had no revenues and incurred losses of $340,540 and $428,245 for the fiscal years ended September 30, 1997 and 1996, respectively.

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

         At September 30, 1997, the Company had net operating loss carryforwards of approximately $1,150,000, which will expire in 2012. Certain provisions of the tax law may limit the net operating loss carryforwards available for use by the Company in the event of a significant change in the ownership interest of the Company. At September 30, 1997, the Company had a deferred tax asset of approximately $460,000. The deferred tax asset consisted primarily of net operating loss carryforwards and was fully offset by a valuation allowance of the same amount.

         The income tax expense of $25,397 represents state and local income taxes on the income of MKP.

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expenses as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the years ended September 30, 1997 and 1996.

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

     FORWARD-LOOKING STATEMENTS. Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB, including without limitation, under the caption "Item 1 -- Description of Business."


RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

         REVENUES. Revenues for the fiscal year ended September 30, 1997 decreased by $998,887 to $7,785,250 from $8,784,137 for the fiscal year ended September 30, 1996. This decrease was attributable to a decrease in revenues generated by MKP, resulting from the reduced scope of the merger projects for which MKP was engaged during this period.

         COST OF REVENUES. Cost of revenues decreased by $788,572 to $6,482,542 for the fiscal year ended September 30, 1997 from $7,271,114 for the fiscal year ended September 30, 1996. This decrease was attributable primarily to the reduced costs of performing the merger projects for which MKP was engaged during this period.

         SALARIES AND RELATED EXPENSES. Payroll expenses increased by $80,187 to $605,864 for the fiscal year ended September 30, 1997 from $525,677 for the fiscal year ended September 30, 1996. This increase was attributable primarily to the increase in staff employed by MKP.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $556,685 to $1,265,803 for the fiscal year ended September 30, 1997 from $709,118 for the fiscal year ended September 30, 1996. This increase was attributable primarily to increased expenditures relating to the Company's new lease for expanded premises, increased professional fees as well as additional Company personnel and independent contractors retained in connection with MKP's business operations.

         OPERATING LOSS. The Company had an operating loss of $568,959 for the fiscal year ended September 30, 1997 as compared to an operating profit of $278,228 for the fiscal year ended September 30, 1996.

         NET LOSS. The Company had a net loss of $544,848 for the fiscal year ended September 30, 1997 as compared to a net loss of $235,049 for the fiscal year ended September 30, 1996.

         FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         REVENUES. Revenues during the fiscal year ended September 30, 1996 increased by $7,468,537 to $8,784,137 from $1,315,600 for the prior year. This increase was attributable to revenues generated by MKP. During this period, MKP was awarded a contract to work on merger and marketing communications for two major banking institutions. MKP generated approximately 100% of the consolidated revenues of the Company for the fiscal year ended September 30, 1996.

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

         SALARIES AND RELATED EXPENSES. Payroll expenses increased by $161,497 to $525,677 for the fiscal year ended September 30, 1996 from $364,180 for the fiscal year ended September 30, 1995. This increase was primarily due to the increase in staff employed by MKP as well as the payment of year-end bonuses to the two Managing Directors of MKP.

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

         NET INCOME (LOSS). The Company had a net loss of $235,049 for the fiscal year ended September 30, 1996 as compared to a net loss of $801,296 for the fiscal year ended September 30, 1995. The Company's operating loss from continuing operations after income taxes for the fiscal year ended September 30, 1996 was $15,177. Without giving effect to payments made to two of the Company's executive officers (the two Managing Directors of MKP) in the aggregate of approximately $430,000, the Company would have had net income of approximately $155,000 for the fiscal year ended September 30, 1996. These payments were made in connection with annual incentive pool provisions contained in such executives' employment agreements with the Company. See "Item 10 --Executive Compensation -- Employment Agreements."

LIQUIDITY AND CAPITAL RESOURCES

     In the past, the Company required continuous capital to fund its operating losses which were primarily attributable to expenses in connection with marketing activities, research and development costs and other expenses including salaries and related expenses and selling, general and administrative expenses. The Company has financed its operations to date primarily through public and private sales of its debt and equity securities, including significant sales to one of its principal stockholders, and more recently through revenues generated by the Company's subsidiary, MKP. See "Item 1
-- Description of Business" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Principal Stockholders."

     As of September 30, 1997, the Company had working capital of $1,121,581, stockholders' equity of $1,753,415 and a working capital ratio (current assets to current liabilities) of 1.65:1. As of September 30, 1997 and 1996, the Company had cash and cash equivalents of $1,139,974 and $1,972,056 , respectively. For the years ended September 30, 1997 and 1996, the Company used cash for operations of $800,432 and generated positive cash flow from operations of $262,290, respectively, primarily as a result of a decrease in revenues and utilized $406,727 and $320,076 for investing activities during the years ended September 30, 1997 and 1996, respectively. Net cash provided by the Company's financing activities for the years ended September 30, 1997 and 1996 were $375,077 and $1,681,087, respectively.

     As of September 30, 1997, the Company had no short-term debt and no long-term debt. In November 1996, long and short-term debt plus accrued interest thereon in the aggregate amount of $289,614 which was due to a principal stockholder was converted into shares of the Company's common stock.

     As of September 30, 1997, the Company has made no material capital commitments other than those related to non-cancelable operating leases for office space and equipment. For the years ended September 30, 1998, 1999, 2000 and 2001, the Company's minimum payments in connection with these leases are approximately $281,000, $281,000, $281,000 and $374,000 per year, respectively.
In addition, the Company expects to spend approximately $100,000 for the fiscal year ending September 30, 1998 in connection with its research and development activities.

     Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through September 30, 1998. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ended September 30, 1998, 1999, 2000 and 2001, the Company's minimum payments in connection with the leases are approximately $281,000, $281,000, $281,000 and $374,000 per year, respectively.
The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, including those related to MARS(TM), the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its software and services and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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

ITEM 7 -- FINANCIAL STATEMENTS

     The audited consolidated financial statements of the Company for the fiscal years ended September 30, 1997 and 1996 are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8 --         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9 --         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                  EXCHANGE ACT

         The following table sets forth certain information concerning the Company's directors, executive officers and key employees:

NAME                                     AGE         POSITION
----                                     ---         --------
William F. Finley                        54          President; Chief Executive Officer; Chief Financial
                                                     Officer; Chairman of the Board of Directors
Duncan G. Burke                          54          Vice President and Director
Richard Levy                             62          Secretary and Director
Susan Michaelson                         40          Managing Director of MKP
Hillary Kelbick                          41          Managing Director of MKP


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

     DUNCAN G. BURKE has served as a Director of the Company since April 1994. He has also been the sole principal of Burke Capital Group, Greenwich, Connecticut since 1994. From 1992 to 1994, Mr. Burke was a Senior Vice President of Laidlaw Holdings Asset Management, Inc. and from August 1991 to November 1992 he served as a Vice President of Laidlaw Equities, Inc. From 1989 to 1991, Mr. Burke was a Vice President with Tucker Anthony Incorporated. He was in the investment banking group with Dean Witter Reynolds, Inc. from 1970 to 1989. Mr. Burke holds a B.A. in Economics from Dartmouth College and an M.B.A. in Finance from Columbia University Graduate School of Business.

     RICHARD LEVY has served as a Director of the Company since April 1994. He is a Senior Director at Cushman & Wakefield, Inc., a real estate consulting and brokerage firm, and has been employed by the firm for more than 35 years. Mr. Levy is also a director of Mascott Corporation, a restaurant and catering company. Mr. Levy attended Muhlenberg College and Columbia University.

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

     There are currently three members on the Company's Board of Directors. Philip L. Hage, who served as a Director of the Company since August 1996, resigned effective as of June 30, 1997. The Company's certificate of incorporation and by-laws authorize the Board of Directors to fix the number of authorized directors. The Company's by-laws also authorize the Board of Directors to fill any vacancy on the Board of Directors. The Company's by-laws provide that directors are to be elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. The Company has employment agreements with each of its executive officers and key employees. Other than Mr. Finley and Ms. Michaelson who are married, there are no other family relationships between the Company's directors, executive officers and key personnel.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year (or any prior fiscal year discovered prior to the filing of this Annual Report on Form 10-KSB), other than each of Ms. Kelbick and Ms. Michaelson (who each failed to file a Form 3 in October 1994 and a Form 4 in October 1996), Mr. Levy (who failed to file a Form 3 in June 1994 and a Form 4 in July and October 1996), Mr. Burke (who failed to file a Form 3 in June 1994 and a Form 4 in January 1995 and October 1996) and Mr. Finley (who failed to file a Form 3 and failed to file a Form 4 in October 1993, December 1993, October 1995 and October 1996).

CONSULTING AGREEMENTS

     In November 1996, the Company entered into a two-year, non-exclusive advisory agreement with Van Kasper & Company ("Van Kasper"). Pursuant to the terms of the agreement, the Company issued Van Kasper a three-year warrant to purchase 150,000 shares of Common Stock with an exercise price of $0.50 per share. The Company registered the shares of Common Stock underlying the warrant under a registration statement filed by the Company which was declared effective in February 1997. Under the agreement, Van Kasper will provide general corporate advice to the Company, including advice in connection with developing relationships with analysts and market-makers and advice on investor presentations. See "Item 5 -- Market for Common Equity and Related Stockholder Matters" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

     In November 1996, the Company entered into a non-exclusive advisory agreement with Laidlaw Equities, Inc. ("Laidlaw") which provided that Laidlaw would render general corporate advice to the Company and proposed to act as a placement agent in connection with potential acquisition financing. Pursuant to the terms of the agreement, the Company issued Laidlaw a three-year warrant to purchase 150,000 shares of Common Stock with an exercise price of $0.50 per share. The Company registered the shares of Common Stock underlying the warrant under a registration statement filed by the Company which was declared effective in February 1997. During the Company's fiscal year ended September 30, 1997, the Company advised Laidlaw that Laidlaw had abrogated the provisions of this agreement and that the three-year warrant issued to Laidlaw referred to above had been cancelled. See "Item 5 -- Market for Common Equity and Related Stockholder Matters" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

ITEM 10 --  EXECUTIVE COMPENSATION

     The following table summarizes, for the fiscal years ended September 30, 1997, 1996 and 1995, the compensation paid by the Company to the Company's Chief Executive Officer and to each other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company (the "named executive officers"). See "-- Employment Agreements."

SUMMARY COMPENSATION TABLE


                                                                                                          LONG-TERM
                                                             ANNUAL COMPENSATION                        COMPENSATION
                                                             -------------------                        ------------
                                                                                                          AWARDS
NAME AND                               FISCAL                                        OTHER ANNUAL         OPTIONS/
PRINCIPAL POSITION                      YEAR         SALARY($)        BONUS($)       COMPENSATION        WARRANTS(#)
------------------                     ------        ---------        --------       ------------        -----------
William F. Finley (1)                   1997         $150,000               __           $9,750(7)             __
Chief Executive Officer                 1996         $150,000         $ 25,000         $ 30,000(9)        200,000
                                        1995         $125,000               __                __          200,000

Susan Michaelson (2)(3)                 1997         $160,000         $141,500         $ 10,400(8)             __
Managing Director of MKP                1996         $127,000         $215,000         $ 30,000(9)       200,000(3)
                                        1995         $ 92,000               __          $100,000               __

Hillary Kelbick(4)                      1997         $160,000         $141,500         $ 10,400(8)             __
Managing Director of MKP                1996         $127,000         $215,000         $ 30,000(9)       200,000(4)
                                        1995         $ 92,000               __          $100,000               __

Sean Brennan(5)                         1997           $   __               __                __               __
Member of Aspen                         1996         $ 83,334               __                __               __
                                        1995         $185,000               __                __               __

Richard Loos(6)                         1997               __               __                __               __
Member Officer of Aspen                 1996         $ 37,500               __                __               __
                                        1995         $111,000               __                __               __


(1) On November 11, 1993, Mr. Finley received warrants to purchase 100,000 shares of Common Stock at $0.50 per share, exercisable until August 31, 1998. On September 15, 1995, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock at $0.50 per share, exercisable until September 15, 2010. On September 16, 1996, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. All of the shares of Common Stock underlying the warrants issued to Mr. Finley were registered by the Company under a registration statement which was declared effective in February 1997. Effective as of January 1, 1995, the Company entered into an employment agreement with Mr. Finley for a period of five years providing for an annual salary of $125,000.00. Effective as of July 1, 1996, the Company agreed to amend the employment agreement to increase Mr. Finley's annual salary to $150,000.00 and to grant Mr. Finley a bonus in the amount of $25,000. Effective as of October 1, 1997, the Company entered into a new employment agreement with Mr. Finley for a period of three years providing for an annual salary of $150,000. In November 1997, the Company's Board of Directors voted to grant Mr. Finley a bonus of $100,000. As of January 5, 1998, no part of such bonus had been paid to Mr. Finley. See "-- Employment Agreements."

(2) Susan Michaelson is the wife of William F. Finley, the Company's President, Chief Executive Officer and Chief Financial Officer.

(3) As of October 1994, Ms. Michaelson received 100,000 shares of Common Stock pursuant to the terms of the Company's agreement dated October 17, 1994 with Ms. Michaelson and Hillary Kelbick. On September 16, 1996, the Company issued to Ms. Michaelson warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. Effective as of September 11, 1997, MKP entered into a new employment agreement with Ms. Michaelson for a period of three years providing for an annual salary of $150,000. See "-- Employment Agreements."

(4) As of October 1994, 100,000 shares of common Stock were issued to Ms. Kelbick pursuant to the terms of the Company's agreement dated October 17, 1994 with Susan Michaelson and Ms. Kelbick. On September 16, 1996, the Company issued to Ms. Kelbick warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. Effective as of September 11, 1997, MKP entered into a new employment agreement with Ms. Kelbick for a period of three years providing for an annual salary of $150,000. See "--Employment Agreements."

(5) Mr. Brennan resigned as an officer of Aspen in July 1996 and does not currently receive any compensation from the Company.

(6) Mr. Loos resigned as an officer of Aspen in September 1996 and does not currently receive any compensation from the Company.

(7) For the year ended September 30, 1997, the Company contributed an aggregate of $9,750 for such executive under its 401-K and profit sharing plan. See "Pension Plan".

(8) For the year ended September 30, 1997, the Company contributed an aggregate of approximately $10,400 for such executive under its 401-K and profit sharing plan. See "Pension Plan."

(9) For the year ended September 30, 1996, the Company contributed an aggregate of $30,000 for such executive under its non-contributing pension and profit sharing plan. See "Pension Plan."

STOCK OPTION AND WARRANT GRANTS IN 1997

    No options or warrants were issued by the Company to any of the "named executive officers" of the Company during the fiscal year ended September 30, 1997.

OPTION EXERCISES AND FISCAL YEAR-END HOLDINGS

     No options or warrants were exercised by any named executive officer for the fiscal year ended September 30, 1997 except for 49,414 warrants exercised by William F. Finley at an exercise price of $0.50 per share in November, 1996. The following table sets forth information, as of September 30, 1997, concerning the number of shares received upon exercise of warrants, the aggregate dollar value received upon exercise, the number of shares issuable as to exercisable and nonexercisable options or warrants and the value of "in the money" options and warrants held by the Company's "named executive officers."

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                             AND FY-END OPTION VALUE



                       SHARES                                                                  VALUE OF UNEXERCISED
                      ACQUIRED                          NUMBER OF UNEXERCISED                      IN-THE-MONEY
                         ON           VALUE                OPTIONS/WARRANTS                       OPTIONS/WARRANTS
          NAME        EXERCISE     REALIZED(1)            AT FISCAL YEAR-END                   AT FISCAL YEAR-END(2)
          ----        --------     -----------
                                                   EXERCISABLE         UNEXERCISABLE   EXERCISABLE         UNEXERCISABLE
         ------                                    -----------         -------------   -----------         -------------
William F. Finley     49,414      $24,707            507,546                 __            $0                    __
Susan Michaelson           __         __             230,000                 __            $0                    __
Hillary Kelbick            __         __             200,000                 __            $0                    __


 ..............................

(1) The value realized with regard to exercised warrants is based on the Company's estimate of the fair market value of the Common Stock underlying the warrants on the date of exercise, minus the exercise price of the warrant.

(2) The value of exercisable options and warrants is based on the volume-weighted average price of the Common Stock as reported on the OTC Bulletin Board on December 30, 1997, which was $0.22, minus the exercise price of the option or warrant, as the case may be.


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

     All directors are eligible for grants of stock options pursuant to the Company's 1988 Incentive Stock Option Plan. As of September 30, 1997, the Company had granted options to two of its directors (including the chief executive officer) and two former directors under the Option Plan, representing a total of 70,000 shares, exercisable at an average exercise price of approximately $4.60 per share until October 1998.

     In December 1994 and July 1996, Duncan Burke and Richard Levy, respectively, received 20,000 shares of Common Stock for services rendered to the Company. In addition, in September 1996, Messrs. Burke and Levy each received warrants to purchase 50,000 shares of Common Stock at $1.00 per share exercisable until September 15, 2006. In September 1996, Philip L. Hage received warrants to purchase 25,000 shares of Common Stock at $1.00 per share, exercisable until September 15, 2006. In November 1997, the Company issued to each of Richard Levy and Duncan Burke warrants to purchase 50,000 shares of Common Stock at $0.50 per share, exercisable until November 1999, together with "piggyback" registration rights as to the shares of Common Stock underlying the warrants. All of the warrants are immediately exercisable. See "Item 12 -- Certain Relationships and Related Transactions --Transactions with Directors and Executive Officers."

INCENTIVE STOCK OPTION PLAN

     In March 1988, the Company adopted an Incentive Stock Option Plan (the "Option Plan") pursuant to which 140,000 shares of Common Stock have been reserved for issuance to officers, directors and key employees of the Company. Under the Option Plan, options are granted at 100% of fair market value on the date of grant (or 110% of fair market value, if the grantee is the owner of 10% or more of the Company's Common Stock as of the date of grant). As of September 30, 1997, the Company had granted options to 5 individuals to purchase a total of 70,000 shares, exercisable at an average exercise price of approximately $4.60 per share until October 1998.

EMPLOYMENT AGREEMENTS

     On September 1, 1995, the Company entered into a five-year employment agreement with Mr. Finley which expired on August 31, 2000. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases as determined by the Company's Board of Directors, and Mr. Finley's salary was subsequently increased to $150,000.

     Effective as of October 1, 1997, the Company entered into a new three-year employment agreement with Mr. Finley which expires on September 30, 2000. Under the new employment agreement, Mr. Finley's initial salary is $150,000 per annum, subject to periodic increases as shall be determined by the Company's Board of Directors. In the event of the termination of Mr. Finley's employment by reason of (a) a "change in control" (as such term is defined in the employment agreement) of the Company, (b) an uncured default by the Company under the employment agreement, (c) a material and adverse change in Mr. Finley's management functions, duties or responsibilities, (d) Mr. Finley's ceasing to be a director and the Chief Executive Officer of the Company (other than by reason of Mr. Finley's death, incapacity or resignation) or (e) an improper termination of Mr. Finley's employment by the Company, then in addition to paying Mr. Finley's salary and accrued benefits through the date of termination of employment, the Company shall be obligated to pay to Mr. Finley, as severance pay, an amount equal to 200% of Mr. Finley's annual base salary rate as of the effective date of termination and to maintain through the remaining balance of the term of the employment agreement (but not less than two years from the date of termination of Mr. Finley's employment agreement) all employee benefit plans and programs in which Mr. Finley was entitled to participate. The Company agreed to pay reasonable travel and entertainment expenses incurred by Mr. Finley on behalf of the Company and to provide Mr. Finley with a leased automobile. If Mr. Finley does not elect not to renew his employment agreement at the expiration of the term and the Company does not elect to renew Mr. Finley's employment upon the expiration of the term thereof, then Mr. Finley shall be entitled to receive a severance payment of $100,000. Pursuant to the terms of the employment agreement, for a period of one year after the expiration or termination of the employment agreement, Mr. Finley may not disrupt any relationships, contractual or otherwise, between the Company and any of its customers, clients, employees or independent contractors.

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

     In October 1994, MKP entered into executive employment agreements with each of Ms. Michaelson and Ms. Kelbick for a term of three years ending on October 17, 1997. Under the terms of the agreements, the initial annual salary of Ms. Michaelson and Ms. Kelbick was $80,000. The annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was subsequently increased to $115,000.

     Effective as of September 11, 1997, MKP entered into a new three-year employment agreement with each of Ms. Michaelson and Ms. Kelbick which expires on September 10, 2000. Under the new agreements, the initial annual base salary payable to each of Ms. Michaelson and Ms. Kelbick is $150,000, subject to periodic increases as shall be determined by MKP's Board of Directors. The employment agreements further provide for an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage, determined annually by the Board of Directors (not to exceed 30% in the aggregate) of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. For the year ended September 30, 1997, Ms. Michaelson and Ms. Kelbick received an aggregate of approximately $283,000 under the incentive program. Ms. Michaelson and Ms. Kelbick have the option to receive all or a portion of any bonus payment by means of issuance of securities of the Company.

     If either Ms. Michaelson or Ms. Kelbick does not elect not to renew her respective employment agreement with MKP at the expiration of the term and MKP elects not to renew the employment agreement, the respective executive will be entitled to receive a severance payment in the amount of $250,000. The employment agreements provide each of Ms. Michaelson and Ms. Kelbick with a clothing expense allowance of $10,000 for each year of the term of the agreement and a leased automobile throughout the term. In the event of the termination of employment of either Ms. Michaelson or Ms. Kelbick by reason of (a) a "change in control" (as such term is defined in the employment agreement) of MKP or the Company, (b) an uncured default by MKP under the employment agreement, (c) a material and adverse change in the management functions, duties or responsibilities of the employee or (d) an improper termination by MKP of employment of the employee, then in addition to paying all salary and accrued benefits through the date of termination of employment, MKP shall be obligated to pay to the employee, as severance pay, an amount equal to 200% of the employee's annual base salary rate in effect as of the date of termination and to maintain through the remaining balance of the term of the employment agreement (but not less than two years from the date of termination of the employee's employment agreement) all employee benefit plans and programs in which the employee was entitled to participate. "See Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers." For a period of one year after the expiration or termination of the respective employment agreements, Ms. Michaelson and Ms. Kelbick may not disrupt or interfere with any relationship, contractual or otherwise, between MKP and any of its customers, clients, employees or independent contractors.

PENSION PLAN

     In September 1996, the Company established a non-contributory pension and profit sharing plan for the benefit of its eligible full-time employees. The plan provided for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes. For the year ended September 30, 1996, the Company contributed an aggregate of $90,000 in connection with the plan for the benefit of Mr. Finley, Ms. Michaelson and Ms. Kelbick. This plan was terminated in March 1997.

In January, 1997, the Company established a 401(k) salary deferred benefit plan covering substantially all employees who have met certain requirements. The plan requires contributions by the Company equal to 50% up to a maximum of 3% of each participant's contribution percentage. In September, 1997, the Company amended its 401(k) plan to provide a provision for discretionary profit sharing plan contributions. Total contributions to the plan (401(k) and profit sharing) were $82,000 for the year ended September 30, 1997.


ITEM 11 --        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The following table sets forth, as of January 5, 1998, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and executive officer of the Company, (iii) each of the Company's "named executive officers" as determined in accordance with the rules and regulations of the Commission, and (iv) all directors and executive officers of the Company as a group. The following information is based in part upon data furnished by the persons indicated below:

                                                        NUMBER OF SHARES
BENEFICIAL OWNER                                      BENEFICIALLY OWNED(1)                       PERCENT OF CLASS(1)
----------------                                      ---------------------                       -------------------
Robert S. Trump(2)                                          4,887,422                                   60.93%
William F. Finley(3)                                         837,546                                     9.56%
Marvin M. Reiss(4)                                           434,392                                     5.19%
Duncan G. Burke(5)                                           120,000                                     1.48%
Richard Levy(6)                                              120,000                                     1.48%
Philip L. Hage(7)                                            25,200                                      0.31%

Susan Michaelson(8)                                          330,000                                     4.00%
Hillary Kelbick(9)                                           300,000                                     3.65%
All directors and executive
officers as a group (5 persons)                             1,377,546                                    14.60%


 ..............................

(1) Based upon an aggregate of 8,021,534 shares of Common Stock outstanding as of January 5, 1998, plus, for each listed beneficial owner, the number of shares which such person has the right to acquire within 60 days of January 5, 1998.

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

(4) Includes: (i) 15,000 shares issuable upon the exercise of an option granted pursuant to the Option Plan; (ii) 79,611 shares of Common Stock held by Rebot Corporation, a private corporation whose sole stockholder is Mr. Reiss; (iii) 239,781 shares issuable upon the exercise of warrants granted to Rebot Corporation on September 30, 1993 in consideration for the exchange of $74,931 of indebtedness owed by the Company; and (iv) 100,000 shares issuable upon the exercise of warrants granted on November 11, 1993. The address of Mr. Reiss is 5 Walden Lane, Rye, New York 10580.

(5) Includes 50,000 shares issuable upon the exercise of warrants granted to Mr. Burke on September 16, 1996 and 50,000 shares issuable upon the exercise of warrants granted to Mr. Burke on December 29, 1997. The address of Mr. Burke is c/o Burke Capital, Two Greenwich Plaza, P.O. Box 628, Greenwich, Connecticut 06836.

(6) Includes 50,000 shares issuable upon the exercise of warrants granted to Mr. Levy on September 16, 1996 and 50,000 shares issuable upon the exercise of warrants granted to Mr. Levy on December 29, 1997. The address of Mr. Levy is c/o Cushman & Wakefield, 100 Wall Street, New York, New York 10005.

(7) Includes 25,000 shares issuable upon the exercise of warrants granted to Mr. Hage on September 16, 1996. The address of Mr. Hage is c/o Van Kasper & Company, 600 California Street, Suite 1700, San Francisco, California 94108. Mr. Hage resigned as a director of the Company effective as of June 30, 1997.

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

TRANSACTIONS WITH PRINCIPAL STOCKHOLDERS

     ROBERT S. TRUMP. In January 1993, Robert S. Trump (who as of January 5, 1998 beneficially owned approximately 60.93% of the Common Stock) loaned the Company an aggregate of $125,000 in connection with the recommencement of its operations. The loan was evidenced by a secured, exchangeable promissory note which bore interest at the rate of 10% per annum and was due on December 31, 1995 (the "Exchangeable Note"). The indebtedness under the Exchangeable Note was secured by a first priority security interest in the Company's accounts receivable, contract rights and rights relating to certain computer software. In connection with the issuance of the Exchangeable Note, Mr. Trump received warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.3125 per share, which were exercisable until January 6, 1998.

     In September 1993, the Company sold 320,000 shares of Common Stock to Mr. Trump for an aggregate of $100,000 in cash. In connection therewith, Mr. Trump also received warrants to purchase 320,000 shares of Common Stock, with an exercise price of $0.50 per share, which were exercisable until August 31, 1998. In March 1994, the Company sold an aggregate of 133,334 shares of Common Stock to Mr. Trump for $100,000 in cash.

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

     In October 1997, Mr. Trump purchased from the Company an additional 30% equity interest in FPC Information for a purchase price of $225,000. Accordingly, as of January 5, 1998, Mr. Trump owns a 50% equity interest in FPC Information and the Company owns a 50% equity interest in FPC Information.

         For further information concerning certain other arrangements between the Company and its principal stockholders. See "Item 1 -- Description of Business."


TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

     WILLIAM F. FINLEY. In November 1993, Mr. Finley, the Company's Chief Executive Officer and President who as of January 5, 1998 may be deemed to beneficially own approximately 9.56% of the Company's outstanding Common Stock, received warrants to purchase 100,000 shares of Common Stock with an exercise price of $0.50 per share, which warrants are exercisable until August 31, 1998. In November 1995, Mr. Finley sold 40,000 of these warrants to a shareholder and former director of the

Company. In November 1996, Mr. Finley exercised a portion of these warrants and received 49,414 shares of Common Stock. On September 15, 1995, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $0.50 per share, which warrants are exercisable through September 15, 2010, in consideration of Mr. Finley's past services performed on behalf of the Company. On September 16, 1996, the Company issued Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, which warrants are exercisable through September 15, 2006, in consideration of Mr. Finley's past services performed on behalf of the Company. All of the warrants which have been issued by the Company to Mr. Finley are exercisable immediately.

     DUNCAN G. BURKE, currently a Vice President and Director of the Company, was a Senior Vice President of Laidlaw Holdings Asset Management, Inc. from 1992 to 1994. That firm acted as a consultant to the Company during 1994 and 1995. To date, neither Mr. Burke nor Laidlaw Holdings Asset Management, Inc. received any compensation from the Company for services performed other than as described in this Annual Report on Form 10-KSB. As consideration for past services performed by Mr. Burke on behalf of the Company, in December 1994 Mr. Burke received 20,000 shares of Common Stock, and in September 1996 Mr. Burke received warrants to purchase 50,000 shares of Common Stock which are exercisable at $1.00 per share for a ten-year period and in December 1997 Mr. Burke received warrants to purchase 50,000 shares of Common Stock which are exercisable at $0.50 per share through November 1999. The shares of Common Stock issued to Mr. Burke in December 1994 and the shares of Common Stock underlying the warrants issued to Mr. Burke in September 1996 were registered by the Company under a registration statement which was declared effective in February 1997. The shares of Common Stock underlying the warrants issued to Mr. Burke in December 1997 are entitled to "piggyback" registration rights. All of these warrants are immediately exercisable. Mr. Burke was also a Vice President of Laidlaw Equities, Inc. during 1991 and 1992. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements."

     RICHARD LEVY, currently the Secretary and a Director of the Company, is a Senior Director at Cushman & Wakefield, which firm has acted as a real estate broker with regard to the Company's recent lease of a portion of the 8th floor at 335 Madison Avenue, New York, New York in October 1996. The Company is not obligated to pay any commissions to Mr. Levy in connection with the lease. However, Cushman & Wakefield did receive brokerage commissions from the lessor in connection with the consummation of the lease with the Company. As consideration for past services performed by Mr. Levy on behalf of the Company, in July 1996, Mr. Levy received 20,000 shares of Common Stock, in September 1996, Mr. Levy received warrants to purchase 50,000 shares of Common Stock exercisable at $1.00 per share for a ten-year period and in December 1997 Mr. Levy received warrants to purchase 50,000 shares of Common Stock which are exercisable at $0.50 per share through November 1999. The shares of Common Stock issued to Mr. Levy in July 1996 and the shares of Common Stock underlying the warrants issued to Mr. Levy in September 1996 were registered by the Company under a registration statement which was declared effective in February 1997. The shares of Common Stock underlying the warrants issued to Mr. Levy in December 1997 are entitled to "piggyback" registration rights. All of these warrants are exercisable immediately.

     PHILIP L. HAGE is a former Director of the Company and is currently a Vice President of Van Kasper & Company. As consideration for past services performed by Mr. Hage on behalf of the Company, in September 1996, Mr. Hage received warrants to purchase 25,000 shares of Common Stock exercisable at $1.00 per share for a ten-year period. These warrants are exercisable immediately. Van Kasper provides advisory services to the Company pursuant to the terms of a two-year, non-exclusive advisory agreement. Mr. Hage resigned as a director of the Company effective as of June 30, 1997. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements."

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

         (c) The following exhibits are included herewith unless otherwise indicated:

         3.1 Certificate of Incorporation dated August 9, 1984 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-8, No. 33-7778).

         3.2 Amendment to Certificate of Incorporation dated August 29, 1984 (incorporated by reference to Exhibit (i) to Registrant's Quarterly Report on Form 10-0 for the period ended March 31,
                  1988).

         3.3      Amendment to Certificate of Incorporation dated July 1,
                  1986 (incorporated by reference to Exhibit 3.3 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1996).

         3.4 Amendment to Certificate of Incorporation dated March 14, 1988 (incorporated by reference to Exhibit 3.4 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1996).

         3.5 Amendment to Certificate of Incorporation dated September 13, 1996 (incorporated by reference to Exhibit 3.5 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1996).

         3.6 By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S- 18, No. 33-7778).

         3.7 Amendment to By-Laws dated July 1995 (incorporated by reference to Exhibit 3.7 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30,
                  1996).

         4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30,
                  1996).

         4.2      Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.7 to Registration Statement on Form S-1, No. 33-20886).

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

         10.11 Promissory Note due on November 1, 1989 in the principal amount of $30,000 executed by the Registrant in favor of Marvin M. Reiss (incorporated by reference to Exhibit

                  10.11 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993),

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

         10.33 Form of Warrant dated as of November 11, 1993 between the Registrant and Marvin M. Reiss (incorporated by reference to
                  Exhibit 10.33 to the Company's Report on Form 10- KSB for the Company's fiscal year ended September 30, 1993).

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

         10.39 Form of Subscription Agreement dated February 28, 1994 between the Registrant and Robert S. Trump (incorporated by reference to Exhibit 10.39 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 36, 1993).

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

         10.44 Letter agreement dated August 10, 1994 between the Registrant and Management Technologies, Inc. concerning the conversion of the MARS-TM- product to Windows IBM (incorporated by reference to Exhibit 10.44 to the Company's Report on Form 10- KSB for the Company's fiscal year ended September 30, 1994).

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

         10.47 $280,000 Secured Promissory Note dated October 17, 1994 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.47 to the Company's Report, on Form 10-KSB for the Company's fiscal year ended September 30,
                  1994).

         10.48 $150,000 Secured Promissory Note dated December 13, 1994 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

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

         10.60 Executive Employment Agreement dated January 5, 1995 between Aspen Capital Management Corp. (then known as FPC Funds Corp.), the Registrant and Sean P. Brennan (incorporated by reference to Exhibit 10.60 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30,
                  1994).

         10.61 $250,000 Secured Promissory Note dated April 6, 1995 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.14 to Report of Form 10- QSB for fiscal quarter ended March 31, 1995).

         10.62 Letter agreement dated May 3, 1995 between the Registrant and New Paradigm Software Corp. (incorporated by reference to
                  Exhibit 10.15 to Report on Form 10-QSB for fiscal quarter ended March 31, 1995).

         10.63 Agreement dated July 28, 1995 by and among the Company, Scott Rhodes, Scott Rhodes d/b/a "Metamorphic Computing", Scott Rhodes d/b/a "Metamorphic Systems", Scott Rhodes d/b/a "MCC", Scott Rhodes d/b/a "Metamorphic Computing Corp." and Metamorphic Computing Corp. (incorporated by reference to Exhibit to Report on Form 10-KSB for fiscal year ended September 30, 1995).

         10.64 Form of Warrant dated as of September 15, 1995 between the Registrant and Robert S. Trump (incorporated by reference to
                  Exhibit 10.64 to Report on Form 10-KSB for fiscal year ended September 30, 1995).

         10.65 Form of Warrant dated as of September 15, 1995 between the Registrant and William F. Finley (incorporated by reference to
                  Exhibit 10.65 to Report on Form 10-KSB for fiscal year ended September 30, 1995).

         10.66 Letter dated March 29, 1996 from Robert S. Trump regarding conversion of debt into equity (incorporated by reference to Exhibit 10.66 to Report on Form 10-KSB for fiscal year ended September 30, 1996).

         10.67 Letter dated June 20, 1996 from Robert S. Trump regarding conversion of debt into equity (incorporated by reference to Exhibit 10.67 to Report on Form 10-KSB for fiscal year ended September 30, 1996).

         10.68 General Form of Subscription Agreement used in private placements in 1996 (incorporated by reference to Exhibit 10.68 to Report on Form 10-KSB for fiscal year ended September 30,
                  1996).

         10.69 Form of Warrant Agreement for Warrants issued in September 1996 (incorporated by reference to Exhibit 10.69 to Report on Form 10-KSB for fiscal year ended September 30, 1996).

         10.70 Letter agreement dated November 12, 1996 with Robert S. Trump regarding exercise of Restated Exchangeable Note dated January 1, 1995 and conversion of debt into equity (incorporated by reference to Exhibit 10.70 to Report on Form 10-KSB for fiscal year ended September 30, 1996).

         10.71 Executive Employment Agreement dated as of September 11, 1997 between the Registrant and William F. Finley.

         10.72 Managing Director's Agreement dated as of September 11, 1997 between the Registrant's subsidiary, MKP, and Susan Michaelson.

         10.73 Managing Director's Agreement dated as of September 11, 1997 between the Registrant's subsidiary, MKP, and Hillary Kelbick.

         10.74 Form of Warrant dated as of December 29, 1997 issued to Duncan Burke.

         10.75 Form of Warrant dated as of December 29, 1997 issued to Richard Levy.

         10.76 Stock Purchase Agreement dated as of October 1, 1997 by and between the Company and Robert S. Trump.

         21.1     Subsidiaries of Registrant.

         27.1     Financial Data Schedule.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 12, 1998

                        FINANCIAL PERFORMANCE CORPORATION



                                                  By: /s/ WILLIAM F. FINLEY
                                                     ---------------------------
                                                       William F. Finley
                                                       Chief Executive Officer
                                                       and President


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                       TITLE                                   DATE
---------                                                       -----                                   ----
 /s/ WILLIAM F. FINLEY                    Chief Executive Officer and President;                  January 12, 1998
---------------------------
William F. Finley                         (Principal Executive Officer and Principal
                                          Financial and Accounting Officer)
/s/ RICHARD LEVY                          Secretary and Director                                  January 12, 1998
-----------------------------
Richard Levy

/s/ DUNCAN G. BURKE                       Vice President and Director                             January 12, 1998
-------------------------
Duncan G. Burke

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          ANNUAL REPORT ON FORM 10-KSB











REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-2


CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND 1996                F-3


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR               F-4
  THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED                    F-5
  SEPTEMBER 30, 1997 AND 1996


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED                    F-6
  SEPTEMBER 30, 1997 AND 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-7

                        [GOLDSTEIN AND MORRIS LETTERHEAD]






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Financial Performance Corporation and Subsidiaries
New York, New York


We have audited the accompanying consolidated balance sheet of Financial Performance Corporation and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Performance Corporation and Subsidiaries as of September 30, 1997 and 1996 and the results of its consolidated operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                               /s/Goldstein and Morris


New York, New York
January 8, 1998

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           SEPTEMBER 30, 1997 AND 1996

                                     ASSETS
                                                                                 1997               1996
                                                                             -----------        -----------

Current assets
    Cash and cash equivalents                                                $ 1,139,974        $ 1,972,056
    Accounts receivable                                                        1,645,918            902,516
    Prepaid expenses and other current assets                                     69,337             57,340
                                                                             -----------        -----------

          Total current assets                                                 2,855,229          2,931,912

Computer equipment, net of accumulated depreciation
       of $96,505 and $46,193 (Note B (7))                                       172,242            111,852

Software development costs (Note B (3))                                          574,720            452,299

Other assets                                                                     307,918            264,368
                                                                             -----------        -----------

                                                                             $ 3,910,109        $ 3,760,431
                                                                             ===========        ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                    $ 1,733,648        $ 1,362,571
    Current portion of long-term debt (Note D)                                        --              7,520
    Short-term borrowings (Note C)                                                    --            113,000
                                                                             -----------        -----------

          Total current liabilities                                            1,733,648          1,483,091
                                                                             -----------        -----------

Long-term debt, net of current maturities (Note D)                                    --            168,095
                                                                             -----------        -----------

Minority interest in consolidated subsidiaries                                   423,046            256,046
                                                                             -----------        -----------

Stockholders' equity (Note I)
    Common stock - authorized 50,000,000 shares
    of $.01 par value per share: issued and
    outstanding 8,021,534 as of September 30, 1997 and
   7,192,562 as of September 30, 1996                                             80,215             71,926
    Additional paid in capital                                                 7,480,761          7,043,986
    Accumulated (deficit)                                                     (5,807,561)        (5,262,713)
                                                                             -----------        -----------

          Total stockholders' equity                                           1,753,415          1,853,199
                                                                             -----------        -----------

                                                                             $ 3,910,109        $ 3,760,431
                                                                             ===========        ===========


   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                               Common Stock        Additional
                          ---------------------      Paid In
                            Shares    Par Value      Capital         Deficit            Total
                          ---------   ---------     ----------     -----------      -----------
BALANCE -
 SEPTEMBER 30, 1995       3,500,617     $35,006     $4,142,732     $(5,027,664)     $  (849,926)

Issuance of common
  shares in private
  placement, net of
  costs                     879,500       8,795        691,992              --          700,787

Issuance of common
  shares for
  compensation and
  services                  294,971       2,950        216,963              --          219,913

Issuance of common
  shares on exercise
  of warrants             1,000,000      10,000        490,000              --          500,000

Issuance of common
  shares on
  conversion of
  convertible note
  and short-term debt     1,517,474      15,175      1,502,299              --        1,517,474

Net (loss)                       --          --             --        (235,049)        (235,049)
                          ---------     -------     ----------     -----------      -----------

BALANCE -
 SEPTEMBER 30, 1996       7,192,562      71,926      7,043,986      (5,262,713)       1,853,199

Issuance of common
shares on exercise of
warrants                     49,414         494         24,213              --           24,707

Issuance of shares in
  private placement,
  net of costs              198,942       1,989        166,881              --          168,870

Issuance of common
shares on conversion
of convertible note
and short-term debt         564,614       5,646        234,341              --          239,987

Sale of common shares        16,002         160         11,340              --           11,500

Net (loss)                       --          --             --        (544,848)        (544,848)
                          ---------     -------     ----------     -----------      -----------

BALANCE -
 SEPTEMBER 30, 1997       8,021,534     $80,215     $7,480,761     $(5,807,561)     $ 1,753,415
                          =========     =======     ==========     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996





                                                     1997               1996
                                                 -----------        -----------


Revenues                                         $ 7,785,250        $ 8,784,137
                                                 -----------        -----------

Costs and expenses
    Cost of revenues                               6,482,542          7,271,114
    Salaries and related expenses                    605,864            525,677
    Selling, general and administrative            1,265,803            709,118
                                                 -----------        -----------

                                                   8,354,209          8,505,909
                                                 -----------        -----------

          Operating income (loss)                   (568,959)           278,228
                                                 -----------        -----------

Other income (expense):
    Interest income                                   49,489             13,081
    Interest expense                                  (2,981)           (89,424)
    Minority interest in loss (income) of
      consolidated subsidiaries                        3,000           (101,000)
                                                 -----------        -----------

                                                      49,508           (177,343)
                                                 -----------        -----------

Income (loss) from continuing operations
   before income taxes                              (519,451)           100,885
Income taxes                                          25,397            116,062
                                                 -----------        -----------

          Income (loss) from continuing
            operations                              (544,848)           (15,177)

Loss from discontinued operations (Note L)                --           (219,872)
                                                 -----------        -----------

          Net income (loss)                      $  (544,848)       $  (235,049)
                                                 ===========        ===========

Per share data:
  Net (loss) from continuing operations          $      (.07)       $     (.003)
                                                 ===========        ===========
  Net (loss)                                     $      (.07)       $      (.05)
                                                 ===========        ===========
  Weighted average number of common shares
    outstanding                                    7,878,401          4,899,023
                                                 ===========        ===========


   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                              1997               1996
                                                                          -----------        -----------
Cash flows provided by operating activities:

    Net (loss)                                                            $  (544,848)       $  (235,049)
    Adjustments to reconcile net (loss) to net cash used for
      operating activities:
      Depreciation and amortization                                           175,288             80,063
      Minority interest in (loss) and income of
        consolidated subsidiaries                                              (3,000)           101,000
      Issuance of stock for compensation                                           --             91,309

      Changes in operating assets and liabilities:
          Increase in accounts receivable                                    (743,402)          (675,129)
          Increase in prepaid expenses
             and other current assets                                         (11,997)           (20,042)
          Decrease (Increase) in other assets                                 (43,550)          (116,318)
          Increase in accounts payable                                        371,077          1,036,456
                                                                          -----------        -----------

                Net cash provided by (used for)
                  operating activities                                       (800,432)           262,290
                                                                          -----------        -----------

Cash flows from investing activities:
    Purchase of equipment                                                    (175,331)           (67,909)
    Software development costs                                               (231,396)          (252,167)
                                                                          -----------        -----------

                Net cash used for investing activities                       (406,727)          (320,076)
                                                                          -----------        -----------

Cash flows from financing activities:
    Repayments on notes payable to stockholders                                    --            (37,174)
    Proceeds from sale of common shares and
      exercise of warrants, net of costs                                      205,077            857,952
    Proceeds from long-term borrowings                                             --             72,309
    Proceeds from short-term borrowings                                            --            788,000
   Subsidiary company stock issued to minority stockholder                    170,000                 --
                                                                          -----------        -----------

          Net cash provided by financing activities                           375,077          1,681,087
                                                                          -----------        -----------

Net increase (decrease) in cash                                              (832,082)         1,623,301

Cash, beginning of year                                                     1,972,056            348,755
                                                                          -----------        -----------

Cash, end of year                                                         $ 1,139,974        $ 1,972,056
                                                                          ===========        ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                              $        --        $     1,750
                                                                          ===========        ===========
    Income taxes                                                          $   116,062        $        --
                                                                          ===========        ===========


   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND BUSINESS

    Financial Performance Corporation (the "Company") through its subsidiaries currently markets merger communications services and computer software to the financial services industry. The Company was incorporated in New York on August 14, 1984. The Company ceased operations from February 1990 through November 1992.

    During the fiscal year ended September 30, 1995, the Company established three eighty percent owned subsidiaries, Michaelson Kelbick Partners Inc. ("MKP"), FPC Information Corp. ("FPC Information") and Aspen Capital Management, LLC ("Aspen").

    MKP was formed and commenced operations in October 1994. MKP is engaged in providing specialized merger communications and marketing services to the financial services industry (see Note B (1)).

    FPC Information was formed in November 1994 for the purpose of marketing the Company's software products.

    Aspen was formed in January 1995 as an international sponsor of cash management funds and planned to engage in the development, investment management and administration of such funds. Aspen, which was in the development stage, ceased operations in September 1996 (see Note L).


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    (1)    Principles of Consolidation

           The consolidated financial statements include the accounts of Financial Performance Corporation and Subsidiaries (its three eighty percent owned subsidiaries). All significant intercompany accounts and transactions have been eliminated.

           Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of September 30, 1997 and 1996 and for the years then ended, is as follows:


                                                    1997             1996
                                                ----------       ----------

        Cash                                    $1,091,000       $1,685,000
        Accounts receivable                      1,646,000          903,000
        Other assets                                47,000           14,000
        Accounts payable                         1,435,000        1,705,000
        Revenues                                 7,785,000        8,784,000
        Operating costs                          7,167,000        8,178,000
        Net income                                 642,000          504,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


(1)        Principles of Consolidation (continued)

           Condensed financial information for the Company's other two eighty percent subsidiaries, Aspen Capital Management, LLC and FPC Information Corp., have not been separately disclosed. These entities had no revenues and their assets and liabilities are immaterial.

           Aspen, whose operations commenced in March 1995, suspended its operations in September 1996 (see Note L). Aspen had no revenues and incurred losses of $219,872 for the year ended September 30, 1996. FPC Information Corp. had no revenues and incurred losses of $340,540 and $428,245 for the years ended September 30, 1997 and 1996, respectively.

(2)        Revenue recognition

           Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.


(3)        Software Development Costs and Amortization

           Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the years ended September 30, 1997 and 1996.

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

           Software development costs are summarized as follows:


                                     1997             1996
                                  ---------        ---------
Balance - beginning of year       $ 452,299        $ 238,289
  Additions                         231,396          252,166
  Amortization                     (108,975)         (38,156)
                                  ---------        ---------

  Balance - end of year           $ 574,720        $ 452,299
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


(6)        Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


(7)        Depreciation and amortization

           Computer equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

           Amortization of an intangible asset, a customer list of $164,000, included on the balance sheet under the caption, other assets, is being amortized on the straight line basis, over ten years.


(8)        Income Taxes

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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(8)        Income taxes (continued)

           At September 30, 1997, the Company had net operating loss carryforwards of approximately $1,150,000, which would expire by 2012. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. At September 30, 1997, the Company had a deferred tax asset amounting to approximately $460,000. The deferred tax asset consisted primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount.

           The income tax expense for the years ended September 30, 1997 and 1996 represents state and local income taxes on the income of MKP.


NOTE C -   SHORT-TERM BORROWINGS

    During the fiscal year ended September 30, 1996, $675,000 of short-term financing was advanced to the Company by a principal shareholder. These advances plus prior short-term borrowings which aggregated $125,000 at December 31, 1995 totaled $800,000. This aggregate amount ($800,000) was converted into 800,000 shares of the Company's common stock on March 29, 1996 and June 20, 1996. Subsequent to the conversion, an additional $113,000 was advanced to the Company by the same principal shareholder. In November 1996, the short-term debt of $113,000 was converted into 113,000 shares of the Company's common stock, at a conversion price of $1.00 per share.


NOTE D -   LONG-TERM  DEBT

           Long-term debt as of September 30, 1997 and 1996 consists of the following:


                                                                         1997           1996
                                                                       --------       --------
        Note payable, stockholders, matured on
        October 1, 1996 and required monthly
        payments of $3,575 including interest at
        9% per annum                                                   $     --       $  7,520


        Amended and restated secured convertible note
        payable to a principal shareholder, matures on
        December 31, 1997 with accrued interest from
        January 1, 1995 at 8% per annum, see Note D (1)
        and (2)                                                              --        168,095
                                                                       --------       --------

                                                                             --        175,615

        Less: current portion due within one year                            --          7,520
                                                                       --------       --------

                                                                       $     --       $168,095
                                                                       ========       ========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE D -   LONG-TERM  DEBT - (Continued)


(1) The original principal amount of the note was converted in November 1996 into 400,000 shares of the Company's common stock.


(2) Until such time as the convertible note was paid, the Company was obligated to cause an amount equal to 30% of the pre-tax income of all of the operating income of the Company and its subsidiaries to be paid to the holder of the note annually in arrears, on or before the 60th day following the end of the Company's fiscal year commencing with the fiscal year ending September 30, 1995. Such payments were to be applied first to accrued interest with the balance applied to principal. The note was secured by the Company's accounts receivable, contract rights, patents, trademarks and any other rights in computer software. In November 1996, the outstanding principal amount due under this note ($125,000), was converted into 400,000 shares of the Company's common stock at the effective exchange rate of $0.3125 per share set forth in the convertible note. At such time, the holder of the convertible note agreed with the Company to convert the then current remaining principal balance and accrued interest in respect of the convertible note ($47,154) together with the current principal balance and accrued interest thereon in respect of all other indebtedness of the Company then held by the holder of the consolidated note ($117,460) into an aggregate of $164,614 additional shares of the Company's common stock of the conversion rate of $1.00 per share. The conversion rate of $1.00 per share represented the Company's estimate of the then current fair market value of such shares, as reflected by the most recently effectuated private placements of the Company's common stock. Accordingly, the Company's obligations under the note and the security interests granted as collateral therein are no longer in effect.


NOTE E -   SIGNIFICANT CUSTOMERS

       For the year ended September 30, 1997 two customers of the Company's subsidiary, MKP, accounted for 72% of the Company's consolidated revenues in the following respective percentages:

        Customer        A           56%
        Customer        B           16%
                                    --

                                    72%
                                    ==

  The total accounts receivable from these customers at September 30, 1997 amounted to 56% of the total accounts receivable balance.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





NOTE F - WARRANTS TO PURCHASE COMMON STOCK

    At September 30, 1997, the Company had outstanding warrants as follows:


        Number of                 Exercise                 Expiration
         Shares                    Price                      Date
        ---------                 --------              ------------------
          330,586                 $ .50                 August 31, 1998
          427,063                   .50                 September 30, 1998
          200,000                   .50                 September 15, 2010

          725,000                  1.00                 September 15, 2006
          150,000                   .50                 November  30, 1999
           20,000                  1.00                 September 16, 2006

In December, 1997, the Company issued 100,000 warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share with an expiration date of November 30, 1999 to members of the Board of Directors.


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

    Outstanding options granted pursuant to the stock option plan, as of September 30, 1997, are as follows:


     Number of                   Exercise                   Exercisable at
      Shares                      Price                   September 30, 1997
     --------                    --------                -------------------
      40,000                     $ .4375                        40,000
      30,000                      4.8125                        30,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE H -EMPLOYEE BENEFIT PLANS

    In September 1996, the Company established a non-contributory pension and profit sharing plan for the benefit of eligible full-time employees. The plan provides for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes. The Company contributed $90,000 for the year ended September 30, 1996.

The plan was terminated in March, 1997.

In January, 1997, the Company established a 401(k) salary deferred benefit plan covering substantially all employees who have met certain requirements. The plan requires Company contributions equal to 50% to a maximum of 3% of each participant's contribution percentage.

In September, 1997, the Company amended its 401(k) plan to provide a provision for discretionary profit sharing plan contributions. Total contributions to the plan (401(k) and profit sharing) were $82,000 for the year ended September 30, 1997.


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

    Minimum payments for the leased properties for subsequent years are as follows:


                 Years Ending
                 September 30,
                 -------------
                    1998                        $  281,000
                    1999                           281,000
                    2000                           281,000
                    2001                           374,000
                    2002                           415,000
                  Thereafter                     1,711,000
                                                 ---------

                                                $3,343,000
                                                ==========


Rent and equipment leasing expense for the years ended September 30, 1997 and 1996 was $347,000 and $112,000 respectively.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE K - EMPLOYMENT AGREEMENTS

    On September 1, 1995, the Company entered into a five year employment agreement with Mr. Finley which expired on August 31, 2000. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases as determined by the Company's Board of Directors, and Mr. Finley's salary was subsequently increased to $150,000.

    Effective as of October 1, 1997, the Company entered into a new three year employment agreement with Mr. Finley which expires on September 30, 2000. Under the new employment agreement, Mr. Finley's initial salary is $150,000 per annum, subject to periodic increases as shall be determined by the Company's Board of Directors. In the event of the termination of Mr. Finley's employment by reason of a "change in control" (as such term is defined in the employment agreement) of the Company or certain other events, then in addition to paying Mr. Finley's salary and accrued benefits through the date of termination of employment, the Company shall be obligated to pay to Mr. Finley, as severance pay, an amount equal to 200% of Mr. Finley's annual base salary rate as of the effective date of termination and to maintain through the remaining balance of the term of the employment agreement (but not less than two years from the date of termination of Mr. Finley's employment agreement) all employee benefit plans and programs in which Mr. Finley was entitled to participate. The Company agreed to pay reasonable travel and entertainment expenses incurred by Mr. Finley on behalf of the Company and to provide Mr. Finley with a leased automobile. If Mr. Finley does not elect not to renew his employment agreement at the expiration of the term and the Company does not elect to renew Mr. Finley's employment upon the expiration of the term thereof, then Mr. Finley shall be entitled to receive a severance payment of $100,000.

    In October, 1994, MKP entered into executive employment agreements with each of Ms. Michaelson and Ms. Kelbick for a term of three years ending October 17, 1997. Under the terms of the agreements, the initial annual salary of Ms. Michaelson and Ms. Kelbick was $80,000. The annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was subsequently increased to $115,000. Effective as of September 11, 1997, MKP entered into a new three year employment agreement with each of Ms. Michaelson and Ms. Kelbick which expires on September 10, 2000. Under the new agreements, the initial annual base salary payable to each of Ms. Michaelson and Ms. Kelbick is $150,000, subject to periodic increases as shall be determined by MKP's Board of Directors. The employment agreements further provide for an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage not to exceed 30%, determined annually by the Board of Directors, (such percentage initially established at 30%) of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. Ms. Michaelson and Ms. Kelbick have the option to take all or a portion of the bonus in the Company's securities.

    If either Ms. Michaelson or Ms. Kelbick does not elect to renew her respective employment agreement with MKP at the expiration of the term and MKP elects not to renew the employment agreement, the respective executive will be entitled to receive a severance payment in the amount of $250,000. The employment agreements provide each of Ms. Michaelson and Ms. Kelbick with a clothing expense allowance

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE K - EMPLOYMENT AGREEMENTS (Continued)

of $10,000 for each year of the term of the agreement and a leased automobile throughout the term. In the event of the termination of employment of either Ms. Michaelson or Ms. Kelbick by reason of a "change in control" (as such term is defined in the employment agreement) of MKP or the Company, or certain other events, then in addition to paying all salary and accrued benefits through the date of termination of employment, MKP shall be obligated to pay to the employee, as severance pay, an amount equal to 200% of the employee's annual base salary rate in effect as of the date of termination and to maintain through the remaining balance of the term of the employment agreement (but not less than two years from the date of termination of the employee's employment agreement) all employee benefit plans and programs in which the employee was entitled to participate. The Company has issued 20 shares of MKP and 200,000 shares of the Company, in the aggregate, to Ms. Michaelson and Ms. Kelbick.


NOTE L - DISCONTINUED OPERATIONS

    Effective September 1996, the Company elected to suspend operations of Aspen. Accordingly, Aspen, which was in the development stage, was reported as a discontinued operation at September 30, 1996. The net assets and liabilities relating to the disposal of the discontinued operation is immaterial. Aspen had no revenues and incurred losses of $219,872 for the year ended September 30, 1996.


NOTE M - RESTRICTED CASH AND CONTINGENCIES

    At September 30, 1997 $160,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note J). The $160,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.


NOTE N - SUBSEQUENT EVENT

    In October 1997, the Company's investment in FPC Information Corp., a subsidiary, was reduced from eighty percent to fifty percent, as a result of a $170,000 additional investment by the minority shareholder. The Company has the option to repurchase a thirty percent equity interest in FPC Information Corp. exercisable at any time prior to September 30, 1999 at the fair market value of such interest, but in no event less than $225,000.


NOTE O - CONCENTRATION OF CREDIT RISK

The Company maintains it's cash in bank deposit accounts at one financial institution. The balance at times, may exceed federally insured limits. At September 30, 1997 and 1996, the Company exceeded the insured limit by approximately $1,000,000 and $1,801,000, respectively.

                                EXHIBIT INDEX


         3.1 Certificate of Incorporation dated August 9, 1984 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-8, No. 33-7778).

         3.2 Amendment to Certificate of Incorporation dated August 29, 1984 (incorporated by reference to Exhibit (i) to Registrant's Quarterly Report on Form 10-0 for the period ended March 31,
                  1988).

         3.3      Amendment to Certificate of Incorporation dated July 1,
                  1986 (incorporated by reference to Exhibit 3.3 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1996).

         3.4 Amendment to Certificate of Incorporation dated March 14, 1988 (incorporated by reference to Exhibit 3.4 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1996).

         3.5 Amendment to Certificate of Incorporation dated September 13, 1996 (incorporated by reference to Exhibit 3.5 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1996).

         3.6 By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S- 18, No. 33-7778).

         3.7 Amendment to By-Laws dated July 1995 (incorporated by reference to Exhibit 3.7 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30,
                  1996).

         4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30,
                  1996).

         4.2      Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 4.7 to Registration Statement on Form S-1, No. 33-20886).

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

         10.11 Promissory Note due on November 1, 1989 in the principal amount of $30,000 executed by the Registrant in favor of Marvin M. Reiss (incorporated by reference to Exhibit

                  10.11 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1993),

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

         10.33 Form of Warrant dated as of November 11, 1993 between the Registrant and Marvin M. Reiss (incorporated by reference to
                  Exhibit 10.33 to the Company's Report on Form 10- KSB for the Company's fiscal year ended September 30, 1993).

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

         10.39 Form of Subscription Agreement dated February 28, 1994 between the Registrant and Robert S. Trump (incorporated by reference to Exhibit 10.39 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 36, 1993).

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

         10.44 Letter agreement dated August 10, 1994 between the Registrant and Management Technologies, Inc. concerning the conversion of the MARS-TM- product to Windows IBM (incorporated by reference to Exhibit 10.44 to the Company's Report on Form 10- KSB for the Company's fiscal year ended September 30, 1994).

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

         10.47 $280,000 Secured Promissory Note dated October 17, 1994 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.47 to the Company's Report, on Form 10-KSB for the Company's fiscal year ended September 30,
                  1994).

         10.48 $150,000 Secured Promissory Note dated December 13, 1994 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

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

         10.60 Executive Employment Agreement dated January 5, 1995 between Aspen Capital Management Corp. (then known as FPC Funds Corp.), the Registrant and Sean P. Brennan (incorporated by reference to Exhibit 10.60 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30,
                  1994).

         10.61 $250,000 Secured Promissory Note dated April 6, 1995 issued by the Registrant in favor of Robert S. Trump (incorporated by reference to Exhibit 10.14 to Report of Form 10- QSB for fiscal quarter ended March 31, 1995).

         10.62 Letter agreement dated May 3, 1995 between the Registrant and New Paradigm Software Corp. (incorporated by reference to
                  Exhibit 10.15 to Report on Form 10-QSB for fiscal quarter ended March 31, 1995).

         10.63 Agreement dated July 28, 1995 by and among the Company, Scott Rhodes, Scott Rhodes d/b/a "Metamorphic Computing", Scott Rhodes d/b/a "Metamorphic Systems", Scott Rhodes d/b/a "MCC", Scott Rhodes d/b/a "Metamorphic Computing Corp." and Metamorphic Computing Corp. (incorporated by reference to Exhibit to Report on Form 10-KSB for fiscal year ended September 30, 1995).

         10.64 Form of Warrant dated as of September 15, 1995 between the Registrant and Robert S. Trump (incorporated by reference to
                  Exhibit 10.64 to Report on Form 10-KSB for fiscal year ended September 30, 1995).

         10.65 Form of Warrant dated as of September 15, 1995 between the Registrant and William F. Finley (incorporated by reference to
                  Exhibit 10.65 to Report on Form 10-KSB for fiscal year ended September 30, 1995).

         10.66 Letter dated March 29, 1996 from Robert S. Trump regarding conversion of debt into equity (incorporated by reference to Exhibit 10.66 to Report on Form 10-KSB for fiscal year ended September 30, 1996).

         10.67 Letter dated June 20, 1996 from Robert S. Trump regarding conversion of debt into equity (incorporated by reference to Exhibit 10.67 to Report on Form 10-KSB for fiscal year ended September 30, 1996).

         10.68 General Form of Subscription Agreement used in private placements in 1996 (incorporated by reference to Exhibit 10.68 to Report on Form 10-KSB for fiscal year ended September 30,
                  1996).

         10.69 Form of Warrant Agreement for Warrants issued in September 1996 (incorporated by reference to Exhibit 10.69 to Report on Form 10-KSB for fiscal year ended September 30, 1996).

         10.70 Letter agreement dated November 12, 1996 with Robert S. Trump regarding exercise of Restated Exchangeable Note dated January 1, 1995 and conversion of debt into equity (incorporated by reference to Exhibit 10.70 to Report on Form 10-KSB for fiscal year ended September 30, 1996).

         10.71 Executive Employment Agreement dated as of September 11, 1997 between the Registrant and William F. Finley.

         10.72 Managing Director's Agreement dated as of September 11, 1997 between the Registrant's subsidiary, MKP, and Susan Michaelson.

         10.73 Managing Director's Agreement dated as of September 11, 1997 between the Registrant's subsidiary, MKP, and Hillary Kelbick.

         10.74 Form of Warrant dated as of December 29, 1997 issued to Duncan Burke.

         10.75 Form of Warrant dated as of December 29, 1997 issued to Richard Levy.

         10.76 Stock Purchase Agreement dated as of October 1, 1997 by and between the Company and Robert S. Trump.

         21.1     Subsidiaries of Registrant.

         27.1     Financial Data Schedule.