Form 10QSB
period 1997-12-31
FINANCIAL PERFORMANCE CORP
filed 1998-02-23
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From October 1, 1997 to December 31, 1997

                         Commission File Number 0-16530


                        FINANCIAL PERFORMANCE CORPORATION
             (Exact name of Registrant as specified in its charter)

           New York                                              13-3236325
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  335 Madison Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip Code)

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

           Class                                Outstanding at February 19, 1998
        Common Stock                                    8,021,534 Shares

                        Financial Performance Corporation
           Transition Report on Form 10-QSB for the Period Commencing
                  October 1, 1997 and ending December 31, 1997

                                TABLE OF CONTENTS

Part I.                                                                     Page

         Item 1.  Financial Statements (Unaudited).............................1

                  Consolidated Balance Sheets
                           December 31, 1997 and December 31, 1996.............2

                  Consolidated Statement of Operations
                           For the Three Months Ended
                           December 31, 1997 and December 31, 1996.............3

                  Consolidated Statement of Changes in Stockholders' Equity
                           for the Three Months Ended
                           December 31, 1997 and December 31, 1996.............4

                  Consolidated Statement of Cash Flows
                           For the Three Months Ended
                           December 31, 1997 and December 31, 1996.............5

                  Notes to Consolidated Financial Statements...................6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................14

Part II.

         Item 6.  Exhibits and Reports on Form 8-K............................19

                                     PART I

Item 1.  Financial Statements

         The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                 1997               1996
                                                              -----------        -----------
                                                              (Unaudited)        (Unaudited)
Current assets
    Cash and cash equivalents                                 $ 2,256,218        $ 1,644,740
    Accounts receivable                                           720,616          1,097,558
    Prepaid expenses and other current assets                      79,110            161,697
                                                              -----------        -----------
          Total current assets                                  3,055,944          2,903,995
Computer equipment, net of accumulated depreciation               198,963            102,472
Software development costs (Note B (3))                           135,605            479,720
Investment in subsidiary                                          426,000                 --
Other assets                                                      303,806            160,256
                                                              -----------        -----------
                                                              $ 4,120,318        $ 3,646,443
                                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                     $ 1,908,153        $ 1,205,883
                                                              -----------        -----------
          Total current liabilities                             1,908,153          1,205,883
                                                              -----------        -----------
Minority interest in consolidated subsidiaries                    448,046            266,446
                                                              -----------        -----------
Stockholders' equity
    Common stock - authorized 50,000,000 shares of
      $.01 par value per share: issued and
      outstanding 8,021,534 as of December 31, 1997 and
      7,850,782 as of December 31, 1996                            80,215             78,508
    Additional paid in capital                                  7,480,761          7,341,725
    Accumulated (deficit)                                      (5,796,857)        (5,246,119)
                                                              -----------        -----------
          Total stockholders' equity                            1,764,119          2,174,114
                                                              -----------        -----------
                                                              $ 4,120,318        $ 3,646,443
                                                              ===========        ===========

             See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                    1997               1996
                                                 -----------        -----------
                                                 (Unaudited)        (Unaudited)
Revenues                                         $ 1,970,312        $ 1,372,395
                                                 -----------        -----------
Costs and expenses
    Cost of revenues                               1,504,249          1,080,456
    Salaries and related expenses                    141,397             71,601
    Selling, general and administrative              243,818            192,045
                                                 -----------        -----------
                                                   1,889,464          1,344,102
                                                 -----------        -----------
          Operating income                            80,848             28,293
                                                 -----------        -----------
Other income (expense):
    Interest income                                   12,414             13,459
    Interest expense                                      --             (2,981)
    Minority interest in loss (income) of
      consolidated subsidiaries                      (67,000)           (10,400)
                                                 -----------        -----------
                                                     (54,586)                78
                                                 -----------        -----------
Income before income taxes                            26,262             28,371
Income taxes                                          15,558             11,777
                                                 -----------        -----------
Net Income                                       $    10,704        $    16,594
                                                 ===========        ===========
Per share data:
  Net income                                     $      .001        $      .002
                                                 ===========        ===========

             See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                   (UNAUDITED)

                                                                Additional
                                     Common Stock                 Paid In
                              Shares           Par Value          Capital           Deficit             Total
                            -----------       -----------       -----------       -----------        -----------
BALANCE,
 SEPTEMBER 30, 1996           7,192,562       $    71,926       $ 7,043,986       $(5,262,713)       $ 1,853,199

Issuance of common
  shares on exercise
  of warrants                    49,414               494            24,213                --             24,707

Issuance of common
  shares in private
  placement, net of
  costs                          44,192               442            39,185                --             39,627

Issuance of common
  shares on
  conversion of
  convertible note
  and short-term debt           564,614             5,646           234,341                --            239,987

Net Income                           --                --                --            16,594             16,594
                            -----------       -----------       -----------       -----------        -----------
BALANCE -
 DECEMBER 31, 1996            7,850,782       $    78,508       $ 7,341,725       $(5,246,119)       $ 2,174,114
                            ===========       ===========       ===========       ===========        ===========
BALANCE -
 SEPTEMBER 30, 1997           8,021,534       $    80,215       $ 7,480,761       $(5,807,561)       $ 1,753,415
Net Income                           --                --                --            10,704             10,704
                            -----------       -----------       -----------       -----------        -----------
BALANCE -
 DECEMBER 31, 1997            8,021,534       $    80,215       $ 7,480,761       $(5,796,857)       $ 1,764,119
                            ===========       ===========       ===========       ===========        ===========

             See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                      1997                1996
                                                                   -----------        -----------
                                                                   (Unaudited)        (Unaudited)
    Net Income                                                     $    10,704        $    16,594
    Adjustments to reconcile net income to net cash provided
      by (used for) operating activities:
      Depreciation and amortization                                      5,175             28,071
      Minority interest in income of consolidated
        subsidiaries                                                    67,000             10,400

      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                   925,302           (195,042)
          (Increase) decrease in prepaid expenses and other
          current assets                                                (9,773)          (104,357)
          Decrease in other assets                                       4,112           (100,000)
          Increase (decrease) in accounts payable and                  174,505           (165,689)
          accrued expenses                                         -----------        -----------

                Net cash provided by (used for)
                  operating activities                               1,177,025           (310,023)
                                                                   -----------        -----------
Cash flows from investing activities:
    Acquisition of equipment                                           (32,000)           (39,627)
    Software development costs                                         (20,781)           (42,000)
    Investment in subsidiary                                            (8,000)                --
                                                                   -----------        -----------
                Net cash used for investing activities                 (60,781)           (81,627)
                                                                   -----------        -----------
Cash flows from financing activities:
    Proceeds from sale of common shares and
      exercise of warrants                                                  --             64,334
                                                                   -----------        -----------
                Net cash provided by financing activities                   --             64,334
                                                                   -----------        -----------
Net increase (decrease) in cash                                      1,116,244           (327,316)

Cash, beginning of period                                            1,139,974          1,972,056
                                                                   -----------        -----------
Cash, end of period                                                $ 2,256,218        $ 1,644,740
                                                                   ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                       $        --        $     2,981
    Income taxes                                                   $    23,000        $        --

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

         In October 1997, the Company's investment in FPC Information Corp. was reduced from eighty percent to fifty percent, as a result of a $225,000 additional investment by the minority shareholder. The Company has the option to repurchase a thirty percent equity interest in FPC Information Corp. exercisable at any time prior to September 30, 1999 at the fair market value of such interest, but in no event less than $225,000.

         Aspen was formed in January 1995 as an international sponsor of cash management funds and planned to engage in the development, investment management and administration of such funds. Aspen, which was in the development stage, ceased operations in September 1996.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (1)    Principles of Consolidation

         The consolidated financial statements include the accounts of Financial Performance Corporation and Subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in FPC Information Corp. in which the Company does not have control is accounted for by the equity method.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  (1)    Principles of Consolidation (continued)

         Condensed financial information of its eighty percent owned subsidiary, M.K.P., excluding intercompany eliminations, as of December 31, 1997 and 1996 and for the three months ended, is as follows:

                                                  1997                   1996
                                               ----------             ----------
Cash                                           $2,103,000             $1,502,000
Accounts receivable                               721,000              1,098,000
Other assets                                      166,000                 42,000
Accounts payable                                1,576,000              1,077,000
Revenues                                        1,970,000              1,372,000
Operating costs                                 1,740,000              1,187,000
Net income                                        230,000                187,000

         Condensed financial information for the Company's other subsidiaries, Aspen Capital Management, LC and FPC Information Corp. for the three months ended December 31, 1997 and 1996, has not been separately disclosed. These entities had no revenues and their assets and liabilities are immaterial.

  (2)    Revenue recognition

         Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

  (3)    Software Development Costs and Amortization

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the three months ended December 31, 1997 and 1996.

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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  (8)    Income taxes (continued)

         At September 30, 1997, the Company had net operating loss carry forwards of approximately $1,150,000, which would expire by 2012. Certain provisions of the tax law may limit the net operating loss carry forwards available for use in any given year in the event of a significant change in ownership interest. At September 30, 1997, the Company had a deferred tax asset amounting to approximately $460,000. The deferred tax asset consisted primarily of net operating loss carry forwards and has been fully offset by a valuation allowance of the same amount.

         The income tax expense for the three months ended December 31, 1997 and 1996 represents state and local income taxes on the income of MKP.

NOTE C - SIGNIFICANT CUSTOMERS

         For the three months ended December 31, 1997 three customers of the Company's subsidiary, MKP, accounted for 81% of the Company's consolidated revenues in the following respective percentages:

        Customer        A                 16%
        Customer        B                 16%
        Customer        C                 49%
                                          --
                                          81%
                                          ==

         The total accounts receivable from these customers at December 31, 1997 amounted to 59% of the total accounts receivable balance.

NOTE D - WARRANTS TO PURCHASE COMMON STOCK

         At December 31, 1997, the Company had outstanding warrants as follows:

Number of             Exercise            Expiration
 Shares                Price                 Date
---------             --------            ----------
330,586               $    .50            August 31, 1998
427,063                    .50            September 30, 1998
200,000                    .50            September 15, 2010
725,000                   1.00            September 15, 2006
250,000                    .50            November 30, 1999
 20,000                   1.00            September 16, 2006

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE E - INCENTIVE STOCK OPTION PLAN

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

         Outstanding options granted pursuant to the stock option plan, as of December 31, 1997, are as follows:

                          Number of                Exercise          Exercisable at
                           Shares                   Price           December 31, 1997
                           ------                   -----           -----------------
                           40,000                 $      .4375            40,000
                           30,000                       4.8125            30,000

NOTE F - EMPLOYEE BENEFIT PLANS

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

NOTE G - COMMITMENTS

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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE G - COMMITMENTS (continued)

         Minimum payments for the leased properties for subsequent years are as follows:

Years Ending
September 30,
1998                                                                  $  281,000
1999                                                                     281,000
2000                                                                     281,000
2001                                                                     374,000
2002                                                                     415,000
Thereafter                                                             1,711,000
                                                                      ----------
                                                                      $3,343,000
                                                                      ==========

         Rent and equipment leasing expense for the three months ended December 31, 1997 and 1996 was $88,000 and $100,000, respectively.

NOTE H - EMPLOYMENT AGREEMENTS

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

NOTE H - EMPLOYMENT AGREEMENTS (continued)

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

NOTE I - RESTRICTED CASH AND CONTINGENCIES

         At December 31, 1997 $160,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note G). The $160,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE J - CONCENTRATION OF CREDIT RISK

         The Company maintains it's cash in bank deposit accounts at one financial institution. The balance at times, may exceed federally insured limits. At December 31, 1997 and 1996, the Company exceeded the insured limit by approximately $2,003,000 and $1,402,000, respectively.

NOTE K - CHANGE IN FISCAL YEAR

         In February 1998, the Company's Board of Directors unanimously approved a resolution to change the Company's fiscal year end from September 30 to December 31.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         History. The Company was incorporated in New York in 1984 under the name Performance Services Group, Inc. and at that time was primarily engaged in offering banking institutions a range of proprietary sales and marketing products, strategic planning and product consulting services and financial software products. In July 1989, the Company's Common Stock was delisted from the Nasdaq over-the-counter market and from February 1990 to November 1992 the Company was inactive. The Company's Common Stock recommenced trading on the OTC Bulletin Board in November 1996.

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

         Subsidiaries. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Summary financial information concerning MKP, excluding intercompany eliminations, as of December 31, 1997 and 1996 and for the three months then ended, is as follows:

                                                  1997                   1996
Cash .............................             $2,103,000             $1,502,000
Accounts receivable ..............             $  721,000             $1,098,000
Other assets .....................             $  166,000             $   42,000
Accounts payable .................             $1,576,000             $1,077,000
Revenues .........................             $1,970,000             $1,372,000
Operating costs ..................             $1,740,000             $1,187,000
Net income .......................             $  230,000             $  187,000

         Summary financial information concerning the Company's other two subsidiaries, Aspen and FPC Information, as of December 31, 1997 and 1996 and for the three months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

         Aspen, whose operations commenced in March 1995, suspended its operations in September 1996. Aspen was reported as a discontinued operation at September 30, 1996.

         Change in Fiscal Year. On February 23, 1998, the Company's Board of Directors unanimously approved a resolution to change the Company's fiscal year end from September 30 to December 31. This Transition Report on Form 10-QSB is being filed by the Company for the transition period commencing October 1, 1997 through December 31, 1997 pursuant to Rule 15d-10 of the Securities Exchange Act of 1934.

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

         The income tax expense of $15,558 and $11,777 for the three months ended December 31, 1997 and 1996, respectively, represents state and local income taxes on the income of MKP.

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended December 31, 1997 and 1996.

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

         Forward-Looking Statements. Certain statements contained in this Transition Report on Form 10-QSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Transition Report on Form 10-QSB.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 vs. Three Months Ended December 31, 1996

         Revenues. Total revenues increased by $597,917 or 43.6% to $1,970,312 for the three months ended December 31, 1997 from $1,372,395 for the three months ended December 31, 1996. This increase was attributable principally to an increase in billings under contract by MKP during this period. MKP generated approximately 100% of the consolidated revenues of the Company for the three months ended December 31, 1997.

         Cost of Revenues. Cost of revenues increased by $423,793 or 39.2% to $1,504,249 for the three months ended December 31, 1997 from $1,080,456 for the three months ended December 31, 1996. This increase is primarily attributable to the increased level of business of MKP during this period.

         Salaries and Related Expenses. Payroll expenses increased by $69,796 or 97.5% to $100,853 for the three months ended December 31, 1997 from $171,916 for the three months ended December 31, 1996. This increase is attributable principally to the timing of payments of certain executive compensation as well as increased salary levels during this period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $51,773 or 27.0% to $243,818 for the three months ended December 31, 1997 from $192,045 for the three months ended December 31, 1996. This increase was attributable primarily to increased expenditures arising out of the increased level of business of MKP during this period.

         Other Income (Expense). Other expenses increased by $54,664 to $54,586 for the three months ended December 31, 1997 from other income of $78 for the three months ended December 31, 1996. This increase was attributable principally to an increase in the Company's minority interest in income of consolidated subsidiaries.

         Operating Profit. The Company had an operating profit of $80,848 for the three months ended December 31, 1997 compared to an operating profit of $28,293 for the three months ended December 31, 1996.

         Net Income. The Company had net income of $10,704 for the three months ended December 31, 1997 as compared to net income of $16,594 for the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In the past, the Company required continuous capital to fund its operating losses which were primarily attributable to expenses in connection with marketing activities, research and development costs and other expenses including salaries and related expenses and selling, general and administrative expenses. The Company has financed its operations to date primarily through public and private sales of its debt and equity securities, including significant sales to one of its principal stockholders, and more recently revenues generated by the Company's subsidiary, MKP. In addition, in October 1997, the Company sold an additional 30% equity interest in FPC Information to a principal shareholder for a purchase price of $225,000.

         As of December 31, 1997, the Company had working capital of $1,147,791, stockholders' equity of $1,764,119 and a working capital ratio (current assets to current liabilities) of approximately 1.6:1. As of December 31, 1997 and 1996, the Company had cash and cash equivalents of $2,256,218 and $1,644,740, respectively. For the three months ended December 31, 1997 and 1996, the Company provided cash by operations of $1,177,025 and used cash for operations of $310,023, respectively, and utilized $60,781 and $81,627 for investing activities during the three months ended December 31, 1997 and 1996, respectively. Net cash provided by the Company's financing activities for the three months ended December 31, 1997 and December 31, 1996 were $0 and $64,334, respectively.

         Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through December 31, 1998. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ending September 30, 1998, 1999, 2000 and 2001, the Company's minimum payments in connection with the leases will be approximately $281,000, $281,000, $281,000 and $374,000 per year, respectively. The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, including those related to MARS(TM), the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its software and services and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 23, 1998

                                    FINANCIAL PERFORMANCE CORPORATION


                                    By: /s/ William F. Finley
                                        ----------------------------------------
                                        William F. Finley
                                        Chief Executive Officer and
                                          President
                                        (Principal Executive Officer and
                                          Principal Financial and Accounting
                                            Officer and Officer Duly Authorized
                                            to Sign on Behalf of Registrant)