Form 10KSB40/A
period 1997-09-30
FINANCIAL PERFORMANCE CORP
filed 1998-04-06
CIK 798600

                                 AMENDMENT NO. 1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

         DOCUMENTS INCORPORATED BY REFERENCE None.

         Transitional Small Business Disclosure Format:        Yes / / No /X/

The following Items set forth in the Report on Form 10-KSB of Financial Performance Corporation for the fiscal year ended September 30, 1997 are amended in their entirety as follows:

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

HISTORY

         The Company was incorporated in New York in August 1984 under the name Performance Services Group, Inc. and changed its name to Financial Performance Corporation in June 1986. In January 1987, the Company consummated an initial public offering of its Common Stock and in July 1989, the Common Stock was delisted from the Nasdaq over-the-counter market for failure to maintain Nasdaq's minimum capital requirements. In February 1990, the Company became insolvent and was thereby constrained to cease its day-to-day operations. The Company was inactive from February 1990 to November 1992.

         The Company resumed operations in January 1993. At that time, the Company raised working capital through private debt and equity issuances. In 1994, the Company began implementing a business strategy of establishing subsidiary companies to engage in related or complementary areas of the financial services industry. As a result, the Company, together with other parties, formed three subsidiaries (Michaelson Kelbick Partners Inc. ("MKP"), FPC Information Corp. ("FPC Information") and Aspen Capital Management, LLC ("Aspen")). MKP is engaged in providing merger communications and marketing services to the financial services industry. FPC Information was formed to market the Company's software and Aspen was formed to operate as an international sponsor of cash management funds. For further information concerning these subsidiaries, see "--Subsidiaries" and "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company incurred losses in each of the three fiscal years ended September 30, 1995. For the year ended September 30, 1996, the Company generated approximately $8,780,000 in revenues, $278,000 in operating income, a loss of approximately $15,000 from continuing operations, and a net loss of approximately $235,000. For the year ended September 30, 1997, the Company generated approximately $7,785,000 in revenues, had an operating loss of approximately $569,000, a loss from continuing operations of approximately $545,000 and a net loss of approximately $545,000. For the year ended September 30, 1997, two customers of MKP accounted for approximately 72% of the Company's total revenue, with one customer accounting for 56% of the Company's total revenue.

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

         MICHAELSON KELBICK PARTNERS INC. In October 1994, the Company, together with Susan Michaelson and Hillary Kelbick, formed Michaelson Kelbick Partners Inc. ("MKP"). The Company owns 80% of the outstanding equity of MKP and each of Ms. Michaelson and Ms. Kelbick own 10% of the outstanding equity of MKP. MKP is engaged in providing specialized business and marketing services to the financial services industry. MKP has developed particular expertise in providing advice to its customers with respect to communications concerning mergers and other business combinations and sales promotions. During the Company's three most recent fiscal years ended September 30, 1995, September 30, 1996 and September 30, 1997, MKP accounted for approximately 100% of the Company's consolidated revenues.

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

         In connection with Aspen's formation and operation, the Company entered into shareholders' and executive employment agreements with Richard Loos and Sean Brennan. Richard J. Loos previously was Managing Director and a member of the Board of Directors of HSBC Asset Management Americas Inc., a global asset management group, and Sean P. Brennan previously was affiliated with CS First Boston Investment Management Group. The Company owns 80% of the outstanding equity of Aspen and each of Messrs. Loos and Brennan own 10% of the outstanding equity of Aspen. Through the efforts and expertise of Mr. Loos, the Aspen Worldwide Dollar Fund (the "Fund") was established, ABN--Ambro Bank N.V. was procured to act as the custodian of the Fund, ABN--Ambro Trust Company (Cayman) Limited was procured to act as the administrator of the Fund and Lehman Brothers Global Asset Management Limited was to have acted as investment advisor for the Fund. Mr. Brennan was retained by Aspen to act as the principal salesperson for the Fund.

         During the period from January through April 1995, Robert S. Trump, one of the principal stockholders of the Company, loaned the Company an aggregate of $500,000, which was utilized in connection with the funding and the initial operations of Aspen. Mr. Trump's loans to the Company were subsequently converted to shares of the Company's common stock at a conversion price of $1.00 per share. See "Item 12 - Certain Relationships and Related Transactions".

In August 1995, Aspen officially commenced operations with the formation of the Fund. The Fund was administered by ABN--Ambro Trust Company (Cayman) Limited. The Fund received approximately $5,000,000 through initial subscriptions provided by persons associated with Mr. Trump and raised with Mr. Trump's assistance. Although Aspen received indications from ABN--Ambro and other institutions that they intended to invest in the Fund, the Fund never received any additional subscriptions. The Company believes that strong equity markets and the performance of equity-based mutual funds during the period that the Fund was soliciting investments were a significant factor in the Fund's inability to attract additional subscriptions. During the fiscal year ended September 30, 1996, the initial investors redeemed all of their interests in the Fund in order to fulfill such investors' cash requirements at that time. Consequently, the Fund became and is currently inactive.

In July and September 1996, in view of the Fund's inability to attract subscribers, Messrs. Brennan and Loos, respectively, were asked by the Company to resign as employees and officers of Aspen. Such individuals have no continuing affiliation with the Fund. In view of the resignations of Messrs. Loos and Brennan, the Company was no longer able to continue the operations of Aspen. There can be no assurance that the Company will retain an investment advisor for the Fund or that the Fund or Aspen will recommence operations.

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

CROSS-SELLING POTENTIAL

         The banking institutions which are MKP's clients are potential customers for the Company's MARS(TM) software marketed by the Company's subsidiary, FPC Information Corp. The Company believes that after a banking client of MKP has completed a merger, such bank will be in a position to benefit substantially from a software product such as MARS(TM) which will provide detailed, on-line information concerning the performance and profitability of the bank's products and services and the productivity of the bank's account officers. In that regard, the Company believes that services furnished by MKP to its banking clients could provide a significant opportunity for FPC Information Corp. to introduce its MARS(TM) software and related services to these institutions. The Company also believes that the type of analysis generally performed by MKP for its bank clients in connection with its merger communications services can often be instrumental in planning the foundation for a more efficient MIS gathering system for such clients. In the Company's view, with this type of information about potential clients, FPC Information could have certain advantages over its competitors when making proposals to implement system-wide computer software improvements in such banking institutions.

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

         Another way of describing MARS(TM) is in the context of the emerging trend toward Sales Force Automation (SFA) which is beginning to have a major impact in the business world. SFA involves the use of computers, armed with a sophisticated software program, which allows an organization to more efficiently and effectively manage the sales function with the objective of enhancing profitability. The Company believes that the necessity for SFA techniques is particularly important to the banking industry, which is currently faced with acute competitive pressures and the necessity to more effectively cross-sell products to customers. The Company's research suggests that the banking industry is in serious need of applications that will complement the goal of executing successful selling strategies. The senior management of the Company, with its experience in the banking area, recognized the acute need for SFA early in the development stage for the MARS(TM) product. Accordingly, the MARS(TM) system was targeted specifically to the banking and financial services community.

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

         The Company is in the process of completing all necessary programming with regard to the MARS(TM) software in order to address all "Year 2000" issues and expects this programming to be completed well in advance of January 1, 2000. The Company does not anticipate that the cost of this programming will be material.

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

         If MARS(TM) becomes well accepted within the banking community, the Company plans to modify the product in a second version which would be suitable for the insurance industry. A third version of MARS(TM) for the brokerage community could then be developed. In the view of the Company's management, both of these industries, like the banking industry, could benefit from effective cross selling, but until now have lacked the proper computer software to achieve this goal. The Company cannot currently project a timetable for the development of the contemplated additional versions of MARS

         SPECIFIC PRODUCT DESCRIPTION. The MARS(TM) program contains modules for key areas, including customer information, product information, customization, management reports, report writer, SOL (Structured Query Language) Support and MARS(TM) Remote.

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

COMPETITION

         Competition among enterprises which render merger communications services and software products to financial institutions and other business organizations is intense. Bank merger communications services are generally rendered by a relatively small number of specialized firms and require sophisticated and time critical support services, such as data processing and printing which are sometimes (as in the case of MKP) provided by outside firms. The Company faces competition from other companies which offer services or products similar to those offered by the Company and which have greater financial resources, more technical personnel and more extensive service capabilities than the Company. For example, MKP competes against larger and more established companies such as Harte-Hanks Communication, Dimac Corporation and Arthur Anderson LLP.

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

         The Company believes, however, that MKP possesses certain competitive advantages in the merger communications field. Specifically, the principals of MKP, Susan Michaelson and Hillary Kelbick, have over 32 years of combined experience and have successfully completed more than 50 merger projects. Prior to the establishment of MKP in 1994, while employed by another bank merger communications firm, Ms. Michaelson and Ms. Kelbick were the principal employees involved in working on and completing the NationsBank merger which created the then third largest banking organization in the United States. MKP's first two major merger assignments were the First Union/First Fidelity merger and the Bank of Boston/Bay Bank merger. MKP was the sole merger communications firm involved in these mergers. Since its formation, MKP has also performed services for various other banking institutions, including Chemical Bank (now The Chase Manhattan Bank), The

Bank of New York, Citibank, First National Bank of Maryland, The Dime Savings Bank of New York, Fleet Bank, CIT Group and PNC National Bank. MKP was recently awarded the First Union/Signet Bank merger and has received a "Future Bank Initiative" assignment from First Union National Bank. This assignment was awarded to MKP by First Union National Bank based upon MKP's expertise in the banking industry and involves designing and implementing communications with the Bank's customers which describe the Bank's products and services. In 1997, MKP received the Vendor of the Year Award from First Union National Bank. The Vendor of the Year award is presented to the vendor that has had a major positive impact on First Union National Bank for the year in question. Only one such award was presented by First Union National Bank in 1997.

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

         The Company anticipates that bank merger activity will continue at a rapid pace for at least the next five years. Additionally, MKP plans to explore expansion into merger communications for other industries, such as insurance and brokerage, as a means to increase MKP's revenues and reduce its current dependence on bank merger communications.

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

         Although there can be no assurance, the Company believes that its software and related technology are proprietary and protected by copyright law, license agreements and non-disclosure agreements. The Company intends to require its customers to sign license agreements. Although there can be no assurance, the Company believes that copyright protection, regardless of whether a written license agreement exists, is sufficient to protect the Company's rights in its software and technology, since copyright laws protect the holder of the copyright against third party infringements. Certain protections, such as limitations on use of a product and limitations on warranties and liability, are not afforded by copyright law and may not be available without an enforceable license agreement. The ability of software companies to enforce its licenses has not been clearly defined and there can be no assurances that the Company will be successful in any enforcement proceedings. In addition, there can be no assurance that the Company will have the ability or the resources necessary to enforce its rights under such licenses or agreements or defend any action commenced by another party for infringement or any other similar claim.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-KSB, including without limitation, under the caption "Item 6 --Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Summary financial information concerning MKP, excluding intercompany eliminations, as of September 30, 1997 and 1996 and for the years then ended, is as follows:

                                                  1997                   1996
                                               ----------             ----------
Cash .............................             $1,091,000             $1,685,000
Accounts receivable ..............              1,646,000                903,000
Other assets .....................                 47,000                 14,000
Accounts payable .................              1,435,000              1,705,000
Revenues .........................              7,785,000              8,784,000
Operating costs ..................              7,167,000              8,178,000
Net income .......................                642,000                504,000

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

         The Company's consolidated financial statements listed under "Item 7 -Financial Statements" should be read in connection herewith.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

         REVENUES. Revenues for the fiscal year ended September 30, 1997 decreased by $998,887 or approximately 11.4% to $7,785,250 from $8,784,137 for the fiscal year ended September 30, 1996. This decrease was attributable to a decrease in revenues generated by MKP, resulting principally from the reduced size of the merger projects for which MKP was engaged during this period. The amount of revenues generated from each of the merger projects for which MKP is retained, as well as the cost of generating such revenues, vary depending upon various factors, including the size of the merger and the number of products and services offered by the merged entity. MKP accounted for approximately 100% of the consolidated revenues of the Company for the fiscal year ended September 30, 1997.

         COST OF REVENUES. Cost of revenues decreased by $788,572 or approximately 10.8% to $6,482,542 for the fiscal year ended September 30, 1997 from $7,271,114 for the fiscal year ended September 30, 1996. This decrease was attributable primarily to the reduced size of the merger projects for which MKP was engaged during this period.

         SALARIES AND RELATED EXPENSES. Payroll expenses increased by $80,187 or approximately 15.3% to $605,864 for the fiscal year ended September 30, 1997 from $525,677 for the fiscal year ended September 30, 1996. This increase was attributable primarily to the increase in staff employed by MKP and FPC Information. MKP increased its staff during this period due to the increased complexity of certain merger-related work undertaken by MKP as well as to improve its ability to respond to various time-sensitive work requirements of its customers. FPC Information increased its staff in order to accelerate the completion of various upgrades and enhancements to the Company's MARS(TM) software product.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $556,685 or approximately 78.5% to $1,265,803 for the fiscal year ended September 30, 1997 from $709,118 for the fiscal year ended September 30, 1996. This increase was attributable primarily to increased expenditures relating to the Company's new lease for expanded premises, increased professional fees as well as additional Company personnel and independent contractors retained in connection with MKP's business operations. MKP increased the number of independent contractors retained during this period due to the increased complexity of certain merger-related work undertaken by MKP as well as to improve its ability to respond to various time-sensitive work requirements of its customers.

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

          FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

         REVENUES. Revenues during the fiscal year ended September 30, 1996 increased by $7,468,537 or approximately 567.7% to $8,784,137 from $1,315,600 for the prior year. This increase was attributable to substantially increased revenues generated by MKP. During the fiscal year ended September 30, 1996, MKP was awarded a contract to work on merger and marketing communications for two major banking institutions. MKP generated approximately 100% of the consolidated revenues of the Company for the fiscal year ended September 30, 1996.

         COST OF REVENUES. Cost of revenues increased by $6,454,999 or approximately 790.9% to $7,271,114 for the fiscal year ended September 30, 1996 from $816,115 for the fiscal year ended September 30, 1995. This increase resulted primarily from a substantial increase in outsourcing expenses and fees for independent contractors retained by MKP in connection with its substantially increased business during the fiscal year ended September 30, 1996 and year-end bonuses paid to the two Managing Directors of MKP in the aggregate amount of approximately $344,000.

         SALARIES AND RELATED EXPENSES. Payroll expenses increased by $161,497 or approximately 44.3% to $525,677 for the fiscal year ended September 30, 1996 from $364,180 for the fiscal year ended September 30, 1995. This increase was primarily due to the increase in staff employed by MKP as well as the payment of year-end bonuses to the two Managing Directors of MKP during the fiscal year ended September 30, 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $312,230 or approximately 103.1% to $615,106 for the fiscal year ended September 30, 1996 from $302,876 for the fiscal year ended September 30, 1995. This increase was due primarily to increased expenditures related to additional Company personnel and independent contractors.

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

LIQUIDITY AND CAPITAL RESOURCES

         In the past, the Company required continuous capital to fund its operating losses which were primarily attributable to expenses in connection with marketing activities, research and development costs and other expenses including salaries and related expenses and selling, general and administrative expenses. The Company has financed its operations to date primarily through public and private sales of its debt and equity securities, including significant sales to one of its principal stockholders, and more recently through revenues generated by the Company's subsidiary, MKP. See "Item 1 --Description of Business" and "Item 12 -- Certain Relationships and Related Transactions -Transactions with Principal Stockholders."

         As of September 30, 1997, the Company had working capital of $1,121,581, stockholders' equity of $1,753,415 and a working capital ratio (current assets to current liabilities) of 1.65:1. As of September 30, 1997 and 1996, the Company had cash and cash equivalents of $1,139,974 and $1,972,056 , respectively. The reduction in cash and cash equivalents of $832,082 or approximately 42.2% was attributable primarily to differences in the timing of MKP's billing and resultant receipt of revenues and its payment of operating and other expenses.

         As of September 30, 1997 and 1996, the Company had accounts receivable of $1,645,918 and $902,516, respectively. The increase in accounts receivable of $743,402 or approximately 82.4% was attributable primarily to MKP's significant billing during the last two months of the fiscal year ended September 30, 1997 which generated accounts receivable which were not paid until after the end of such fiscal year. As of September 30, 1997 and 1996, the Company had accounts payable and accrued expenses of $1,733,648 and $1,362,571, respectively. The increase in accounts payable of $371,077 or approximately 27.2% was attributable primarily to differences in the timing of MKP's receipt of invoices covering expenses incurred during such periods.

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

         [TO BE INSERTED BY BOWNE.]

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


NOTE C -   SHORT-TERM BORROWINGS

    During the fiscal year ended September 30, 1996, $675,000 of short-term financing was advanced to the Company by a principal shareholder. These advances plus prior short-term borrowings which aggregated $125,000 at December 31, 1995 totaled $800,000. This aggregate amount ($800,000) was converted into 800,000 shares of the Company's common stock on March 29, 1996 and June 20, 1996. Subsequent to the conversion, an additional $113,000 was advanced to the Company by the same principal shareholder. In November 1996, the short-term debt of $113,000 was converted into 113,000 shares of the Company's common stock, at a conversion price of $1.00 per share. All of the conversions of the Company's short-term borrowings into shares of the Company's common stock were at the fair market value of the Company's common stock as of each settlement date.


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

In December, 1997, the Company issued 100,000 warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share with an expiration date of November 30, 1999 to members of the Board of Directors. This exercise price of $.50 per share exceeded the fair market value for the Company's common share as of the date of issuance.


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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE H -EMPLOYEE BENEFIT PLANS

    In September 1996, the Company established a non-contributory defined contribution profit sharing plan for the benefit of eligible full-time employees. The plan provides for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes. The Company contributed $90,000 for the year ended September 30, 1996.

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

Dated: April 6, 1998

                                    FINANCIAL PERFORMANCE CORPORATION

                                    By:      /s/ WILLIAM F. FINLEY
                                             ---------------------
                                             William F. Finley
                                             Chief Executive Officer
                                             and President