Form 10QSB
period 1998-03-31
FINANCIAL PERFORMANCE CORP
filed 1998-05-15
CIK 798600

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                        ------------------------------

                                 FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998

                        Commission File Number 0-16530

           -------------------------------------------------------

                      FINANCIAL PERFORMANCE CORPORATION
           -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            New York                                         13-3236325
--------------------------------                     ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  335 Madison Avenue, New York, New York 10017
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 557-0401

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  [X]          NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at May 10, 1998
--------------------------------                  ------------------------------
          Common Stock                                   8,021,534 Shares

                       Financial Performance Corporation
          Report on Form 10-QSB for the Quarter ended March 31, 1998



                               TABLE OF CONTENTS

Part I.                                                                   Page

      Item 1.     Financial Statements (Unaudited)...........................1

                  Consolidated Balance Sheets
                        March 31, 1998 and March 31,1997.....................2

                  Consolidated Statements of Operations
                        For the Three Months Ended
                        March 31, 1998 and March 31, 1997....................3

                  Consolidated Statements of Changes in Stockholders' Equity
                        for the Three Months Ended
                        March 31,1998 and March 31, 1997.....................4

                  Consolidated Statements of Cash Flows
                        For the Three Months Ended
                        March 31, 1998 and March 31, 1997....................5

                  Notes to Consolidated Financial Statements.............. . 6

      Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................15

Part II

      Item 6.     Exhibits and Reports on Form 8-K..........................20

                                    PART I


Item 1.     Financial Statements

            The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

                 FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                MARCH 31, 1998 AND 1997




                                        ASSETS

                                                                 1998           1997
                                                                 ----           ----
                                                             (Unaudited)     (Unaudited)

Current assets
   Cash                                                      $ 1,627,979    $ 1,353,834
   Accounts receivable                                         1,808,324      1,487,393
   Prepaid expenses and other current assets                      99,807        201,341
                                                                  ------        -------

          Total current assets                                 3,536,110      3,042,568

Property and equipment, net of accumulated depreciation          197,391        121,678
Software development costs                                       135,605        504,641
Investment in subsidiary                                         513,186              -
Other assets                                                     299,694        156,368
                                                                 -------        -------

                                                             $ 4,681,986    $ 3,825,255
                                                             ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                     $ 1,725,079    $ 1,378,954
                                                             -----------    -----------

          Total current liabilities                            1,725,079      1,378,954
                                                               ---------      ---------

Minority interest in consolidated subsidiaries                   575,646        292,046
                                                                 -------        -------

Stockholders' equity
   Common stock - authorized 50,000,000 shares
       of $.01 par value per share: issued and
       outstanding 8,021,534 and 8,005,532 as of March 31,
         1998 and 1997, respectively                              80,215         80,055
   Additional paid in capital                                  7,480,761      7,469,421
   Accumulated (deficit)                                      (5,179,715)    (5,395,221)
                                                              ----------     ----------

          Total stockholders' equity                           2,381,261      2,154,255
                                                               ---------      ---------

                                                             $ 4,681,986    $ 3,825,255
                                                             ===========    ===========


                See the accompanying notes to the financial statements.

                  FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                      THREE MONTHS ENDED MARCH 31, 1998 AND 1997






                                                        1998                 1997
                                                        ----                 ----
                                                     (Unaudited)          (Unaudited)
Revenues                                             $ 4,488,550           $1,953,589
                                                     -----------           ----------

Costs and expenses
   Cost of revenues                                    3,362,796            1,759,703
   Salaries and related expenses                          54,130               70,331
   Selling, general and administrative                   218,246              247,309
                                                         -------              -------

                                                       3,635,172            2,077,343
                                                       ---------            ---------

          Operating income (loss)                        853,378             (123,754)
                                                         -------             --------

Other income (expenses):
   Interest income                                        14,198               10,577
   Minority interest in income of
        consolidated subsidiaries                       (207,600)          (   25,600)
                                                        --------           -   ------

                                                        (193,402)             (15,023)
                                                        --------              -------

Income (loss) before income taxes                        659,976           (  138,777)

Income taxes                                              42,834               10,325
                                                          ------               ------

Net income (loss)                                    $   617,142         $   (149,102)
                                                     ===========         ============

Per share data:
   Basic and diluted earnings per share (Note K)     $      .077         $     ( .019)
                                                     ===========         ============


                See the accompanying notes to the financial statements.

                  FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                1998          1997
                                                                             (Unaudited)   (Unaudited)
Cash flows provided by (used in) operating activities:

    Net income (loss)                                                         $617,142     $(149,102)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                               21,738        16,967
    Minority interest in income of consolidated
       subsidiaries                                                            207,600        25,600
   Issuance of stock for compensation                                               --         2,500
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,087,708)     (389,835)
      Prepaid expenses and other current assets                                (20,697)      (39,374)
        Accounts payable and accrued expenses                                 (183,074)      173,071
                                                                              --------       -------

Net cash used in operating activities                                         (444,999)     (360,173)
                                                                              --------      --------

    Cash flows from investing activities:
       Acquisition of equipment                                                (16,054)      (19,205)
     Software development costs                                                     --       (46,000)
       Investment in subsidiary                                               (167,186)           --
                                                                              --------       -------

Net cash used in investing activities:                                        (183,240)      (65,205)
                                                                              --------       -------

Cash flows from financing activities:
   Proceeds from sale of common shares and
       exercise of warrants                                                      -           134,472
                                                                              --------       -------

Net increase (decrease) in cash                                               (628,239)     (290,906)

Cash, beginning of period                                                    2,256,218     1,644,740
                                                                             ---------     ---------

Cash, end of period                                                        $ 1,627,979   $ 1,353,834
                                                                           ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $    12,000   $    23,000


                See the accompanying notes to the financial statements.

              FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                              Additional
                            Common Stock       Paid In
                         Shares    Parvalue    Capital        Deficit        Total
                         ------    --------    -------        -------        -----
BALANCE,
JANUARY 1, 1998        8,021,534   $80,215   $ 7,480,761   $(5,796,857)   $ 1,764,119
Net income                     -         -             -       617,142        617,142
BALANCE,
MARCH 31, 1998         8,021,534   $80,215   $ 7,480,761   $(5,179,715)   $ 2,381,261

BALANCE,
JANUARY 1, 1997        7,850,782   $78,508   $ 7,341,725   $(5,246,119)   $ 2,174,114

Issuance of shares
in private
placement, net of
costs                    154,750     1,547       127,696            --        129,243

Net (loss)                    --        --            --      (149,102)      (149,102)

BALANCE,
MARCH 31, 1997         8,005,532   $80,055   $ 7,469,421   $(5,395,221)   $ 2,154,255

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

                FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   (1)  Principles of Consolidation (continued)

        Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of March 31, 1998 and 1997 and for the three months then ended, is as follows:


                                               1998                      1997
                                               ----                      ----
        Cash                               $ 1,610,000                $ 933,000
        Accounts receivable                  1,808,000                1,487,000
        Other assets                            15,000                    9,000
        Accounts payable                     1,364,000                1,258,000
        Revenues                             4,489,000                1,954,000
        Operating costs                      3,823,000                1,876,000
        Net income                             638,000                   78,000

        Condensed financial information for the Company's other subsidiaries, Aspen Capital Management, LC and FPC Information Corp. for the three months ended March 31, 1998 and 1997, has not been separately disclosed. These entities had no revenues and their assets and liabilities are immaterial.


   (2)  Revenue recognition

        Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.


   (3)  Software Development Costs and Amortization

        Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the three months ended March 31, 1998 and 1997.

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

                FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


   (4)  Earning (loss) per share

        The consolidated financial statements are presented in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants.


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

                FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)


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

          The income tax expense for the three months ended March 31, 1998 and 1997 represents state and local income taxes on the income of MKP.


NOTE C - SIGNIFICANT CUSTOMERS

   For the three months ended March 31, 1998 two customers of the Company's subsidiary, MKP, accounted for 73% of the Company's consolidated revenues in the following respective percentages:



        Customer        A    13%
                             --
        Customer        B    60%
                             --
                             73%
                             ==

   The total accounts receivable from these customers at March 31, 1998 amounted to 56% of the total accounts receivable balance.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE D - WARRANTS TO PURCHASE COMMON STOCK

   At March 31, 1998, the Company had outstanding warrants as follows:


                  Number of        Exercise                  Expiration
                   Shares            Price                      Date
                   ------            -----                      ----
                   330,586           $ .50                August 31, 1998
                   427,063             .50                September 30, 1998
                   200,000             .50                September 15, 2010
                   725,000            1.00                September 15, 2006
                   250,000             .50                November  30, 1999
                    20,000            1.00                September 16, 2006


NOTE E- INCENTIVE STOCK OPTION PLAN

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

   Outstanding options granted pursuant to the stock option plan, as of March 31, 1998, are as follows:


     Number of           Exercise          Exercisable at
      Shares               Price           March 31, 1998
      ------               -----           --------------
      40,000             $  .4375              40,000
      30,000               4.8125              30,000



NOTE F -EMPLOYEE BENEFIT PLANS

   In September 1996, the Company established a non-contributory deferred contribution pension and profit sharing plan for the benefit of eligible full-time employees. The plan provides for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes.

   The plan was terminated in March, 1997.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE F -EMPLOYEE BENEFIT PLANS (continued)

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

   Minimum payments for the leased properties for subsequent years are as follows:


                 Years Ending
                 September 30,
                 -------------
                    1998                   $  281,000
                    1999                      281,000
                    2000                      281,000
                    2001                      374,000
                    2002                      415,000
                  Thereafter                1,711,000
                                            ---------
                                          $ 3,343,000
                                          ===========

   Rent and equipment leasing expense for the three months ended March 31, 1998 and 1997 was $88,000 and $65,000, respectively.

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

   In October, 1994, MKP entered into executive employment agreements with each of Ms. Michaelson and Ms. Kelbick for a term of three years ended October 17, 1997. Under the terms of the agreements, the initial annual salary for each of Ms. Michaelson and Ms. Kelbick was $80,000. The annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was subsequently increased to $115,000. Effective as of September 11, 1997, MKP entered into a new three year employment agreement with each of Ms. Michaelson and Ms. Kelbick which expires on September 10, 2000. Under the new agreements, the initial annual base salary payable to each of Ms. Michaelson and Ms. Kelbick is $150,000, subject to periodic increases as shall be determined by MKP's Board of Directors. The employment agreements further provide for an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage not to exceed 30%, determined annually by the Board of Directors, (such percentage initially established at 30%) of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. Ms. Michaelson and Ms. Kelbick have the option to take all or a portion of the bonus in the Company's securities.

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


NOTE I - RESTRICTED CASH AND CONTINGENCIES

   At March 31, 1998 $160,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note G). The $160,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.


NOTE J - CONCENTRATION OF CREDIT RISK

   The Company maintains it's cash in bank deposit accounts at one financial institution. The balance at times, may exceed federally insured limits. At March 31, 1998 and 1997, the Company exceeded the insured limit by approximately $1,528,000 and $1,254,000, respectively.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE K - EARNINGS PER SHARE INFORMATION

                                               1998                        1997
                                               ----                        ----
                                         Basic       Diluted         Basic       Diluted
                                         -----       -------         -----       -------
Net income (loss) available to
  Common share owners                $   617,142  $    617,142   $  (149,102)  $ (149,102)

Average shares outstanding             8,021,534     8,021,534     7,902,365    7,902,365

Dilutive securities
  Stock options and warrants (1)             --      2,022,649           --     2,072,649

Average shares outstanding             8,021,534    10,044,183     7,902,365    9,975,014



(1) Excluded because exercise price exceeds market value.

In March, 1998 the company received a subscription to purchase 1,000,000 common shares for $200,000, $.20 per share. $50,000 was received in March, 1998 and the balance, $150,000, was received in April 1998. The 1,000,000 shares were issued in May, 1998.


NOTE L - CHANGE IN FISCAL YEAR

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

      Summary financial information concerning MKP, excluding intercompany eliminations, as of March 31, 1998 and 1997 and for the three months then ended, is as follows:


                                                  1998                 1997

Cash......................................     $1,610,000          $   933,000
Accounts receivable.......................     $1,808,000           $1,487,000
Other assets..............................    $    15,000         $      9,000
Accounts payable..........................     $1,364,000           $1,258,000
Revenues..................................     $4,489,000           $1,954,000
Operating costs...........................     $3,823,000           $1,876,000
Net income ...............................    $   638,000           $   78,000

      Summary financial information concerning the Company's other two subsidiaries, Aspen and FPC Information, as of March 31, 1998 and 1997 and for the three months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

      Aspen, whose operations commenced in March 1995, suspended its operations in September 1996. Aspen was reported as a discontinued operation at September 30, 1996.

      Change in Fiscal Year. On February 23, 1998, the Company's Board of Directors unanimously approved a resolution to change the Company's fiscal year end from September 30 to December 31. A Transition Report on Form 10-QSB was filed by the Company for the transition period commencing October 1, 1997 through December 31, 1997 pursuant to Rule 15d- 10 of the Securities Exchange Act of 1934.

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

      The income tax expense of $42,834 and $10,325 for the three months ended March 31, 1998 and 1997, respectively, represents state and local income taxes on the income of MKP.

      Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended March 31, 1998 and 1997.

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

      Forward-Looking Statements. Certain statements contained in this Report on Form 10-QSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development or testing of the Company's software; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Report on Form 10-QSB.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

      Revenues. Total revenues increased by $2,534,961 or 129.8% to $4,488,550 for the three months ended March 31, 1998 from $1,953,589 for the three months ended March 31, 1997. This increase was attributable principally to an increase in billings under contract by MKP during this period. MKP generated 100% of the consolidated revenues of the Company for the three months ended March 31, 1998.

      Cost of Revenues. Cost of revenues increased by $1,603,093 or 91.1% to $3,362,796 for the three months ended March 31, 1998 from $1,759,703 for the three months ended March 31, 1997. This increase is primarily attributable to the increased level of business of MKP during this period, as well as the reallocation for accounting purposes of certain salary-related expenses to cost of revenues.

      Salaries and Related Expenses. Payroll expenses decreased by $16,201 or 23.0% to $54,130 for the three months ended March 31, 1998 from $70,331 for the three months ended March 31, 1997. This decrease is attributable principally to the reallocation for accounting purposes of certain salary-related expenses to cost of revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $29,063 or 11.8% to $218,246 for the three months ended March 31, 1998 from $247,309 for the three months ended March 31, 1997. This decrease was attributable primarily to reduced legal and accounting expenses as well as the lack of certain non-recurring expenses relating to the Company's construction of new office space and the Company's filing of a Registration Statement which were incurred during the three months ended March 31, 1997.

      Other Income (Expense). Other expenses increased by $178,379 or 1,187.4% to $193,402 for the three months ended March 31, 1998 from $15,023 for the three months ended March 31, 1997. This increase was attributable principally to an increase in the Company's minority interest in income of consolidated subsidiaries.

      Operating Profit. The Company had an operating profit of $853,378 for the three months ended March 31, 1998 compared to an operating loss of $123,754 for the three months ended March 31, 1997.

      Net Income. The Company had net income of $617,142 for the three months ended March 31, 1998 as compared to a net loss of $149,102 for the three months ended March 31, 1997.


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

      As of March 31, 1998, the Company had working capital of $1,811,031, stockholders' equity of $2,381,261 and a working capital ratio (current assets to current liabilities) of approximately 2.0:1. As of March 31, 1998 and 1997, the Company had cash and cash equivalents of $1,627,979 and $1,353,834, respectively. For the three months ended March 31, 1998 and 1997, the Company used cash for operations of $444,999 and $360,173, respectively, and utilized $183,240 and $65,205 for investing activities during the three months ended March 31, 1998 and 1997, respectively. Net cash provided by the Company's financing activities for the three months ended March 31, 1998 and March 31, 1997 were $0 and $134,472, respectively.

      Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through March 31, 1999. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ending September 30, 1998, 1999, 2000 and 2001, the Company's minimum payments in connection with the leases will be approximately $281,000, $281,000, $281,000 and $374,000 per year, respectively. The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, including those related to MARS(TM), the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its software and services and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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


Dated: May 15, 1998

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