Form 10QSB
period 1998-06-30
FINANCIAL PERFORMANCE CORP
filed 1998-08-13
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                 YES /X/ NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                          Outstanding at August 10, 1998
------------                                      ------------------------------
Common Stock                                              9,421,534 Shares

                        Financial Performance Corporation
            Report on Form 10-QSB for the Quarter ended June 30, 1998

                                TABLE OF CONTENTS

Part I.                                                                     Page

         Item 1.  Financial Statements (Unaudited).............................1

                  Consolidated Balance Sheets
                           June 30, 1998 and June 30,1997......................2

                  Consolidated Statements of Operations
                           For the Six Months Ended
                           June 30, 1998 and June 30, 1997.....................3

                  Consolidated Statements of Operations
                           For the Three Months Ended
                           June 30, 1998 and June 30, 1997.....................4

                  Consolidated Statements of Changes in Stockholders' Equity
                           for the Six Months Ended
                           June 30,1998 and June 30, 1997......................5

                  Consolidated Statements of Cash Flows
                           for the Six Months Ended
                           June 30,1998 and June 30, 1997......................6

                  Notes to Consolidated Financial Statements...................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................16

Part II

         Item 6.  Exhibits and Reports on Form 8-K............................22

                                     PART I

Item 1.  Financial Statements

         The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1998 AND 1997


                                                                 1998                1997
                                                              -----------        -----------
                                                              (Unaudited)        (Unaudited)
                                     ASSETS

Current assets
    Cash, and cash equivalents                                $ 2,283,253        $ 2,179,705
    Accounts receivable                                         2,691,445            709,284
    Prepaid expenses and other current assets                     384,439            196,397
                                                              -----------        -----------
          Total current assets                                  5,359,137          3,085,386

Property and equipment, net of accumulated depreciation           186,319            170,040
Software development costs                                        135,605            540,571
Investment in subsidiary                                          615,345                 --
Other assets                                                      315,061            152,368
                                                              -----------        -----------
                                                              $ 6,611,467        $ 3,948,365
                                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                     $ 2,655,839        $ 1,353,520
                                                              -----------        -----------
          Total current liabilities                             2,655,839          1,353,520
                                                              -----------        -----------
Minority interest in consolidated subsidiaries                    643,046            346,046
                                                              -----------        -----------
Stockholders' equity
    Common stock - authorized 50,000,000 shares
      of $.01 par value per share: issued and
      outstanding 9,421,534 and 8,005,532 as of
      June 30,1998 and 1997, respectively                          94,215             80,055
    Additional paid in capital                                  7,746,761          7,469,421
    Accumulated (deficit)                                      (4,528,394)        (5,300,677)
                                                              -----------        -----------
          Total stockholders' equity                            3,312,582          2,248,799
                                                              -----------        -----------
                                                              $ 6,611,467        $ 3,948,365
                                                              ===========        ===========

             See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                          1998                1997
                                                       -----------        -----------
                                                       (Unaudited)        (Unaudited)
Revenues                                               $ 9,207,256        $ 4,476,266
                                                       -----------        -----------
Costs and expenses
    Cost of revenues                                     6,724,405          3,744,562
    Salaries and related expenses                          336,507            171,184
    Selling, general and administrative                    507,948            520,208
                                                       -----------        -----------
                                                         7,568,860          4,435,954
                                                       -----------        -----------
          Operating income                               1,638,396             40,312

Other income (expenses):
    Interest income                                         29,490             25,884
    Interest expense                                            --                 --
    Minority interest in income of
      consolidated subsidiaries                           (314,000)           (79,600)
                                                       -----------        -----------
                                                          (284,510)           (53,716)
                                                       -----------        -----------
Income (loss) before income taxes                        1,353,886            (13,404)

Income taxes                                                85,423             41,154
                                                       -----------        -----------
Net income (loss)                                      $ 1,268,463        $   (54,558)
                                                       ===========        ===========
Per share data:
     Basic and diluted earnings (loss) per share       $      .149        $     (.006)
                                                       ===========        ===========
     Average shares outstanding                          8,488,532          7,928,157
                                                       ===========        ===========

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    1998                1997
                                                 -----------        -----------
                                                 (Unaudited)        (Unaudited)
Revenues                                         $ 4,718,706        $ 2,522,677
                                                 -----------        -----------
Costs and expenses
    Cost of revenues                               3,361,609          1,984,859
    Salaries and related expenses                    282,377            100,853
    Selling, general and administrative              289,702            272,899
                                                 -----------        -----------
                                                   3,933,688          2,358,611
                                                 -----------        -----------
          Operating income                           785,018            164,066
                                                 -----------        -----------
Other income (expenses):
    Interest income                                   15,292             15,307
    Interest expense                                      --                 --
    Minority interest in income of
      consolidated subsidiaries                     (106,400)           (54,000)
                                                 -----------        -----------
                                                     (91,108)           (38,693)
                                                 -----------        -----------
Income before income taxes                           693,910            125,373

Income taxes                                          42,589             30,829
                                                 -----------        -----------
Net income                                       $   651,321        $    94,544
                                                 ===========        ===========
Per share data:
    Basic and diluted earnings per share         $      .073        $       .01
                                                 ===========        ===========
     Average shares outstanding                    8,954,532          8,005,532
                                                 ===========        ===========

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                          Common Stock            Additional
                                    ------------------------       Paid In
                                      Shares       Par value       Capital          Deficit              Total
                                    ---------       -------       ----------       -----------        -----------
Balance, January 1, 1998            8,021,534       $80,215       $7,480,761       $(5,796,857)       $ 1,764,119
Issuance of shares in private
  placement, net of costs           1,400,000        14,000          266,000                --            280,000
Net income                                 --            --               --         1,268,463          1,268,463
                                    ---------       -------       ----------       -----------        -----------
Balance, June 30, 1998              9,421,534       $94,215       $7,746,761       $(4,528,394)       $ 3,312,582
                                    =========       =======       ==========       ===========        ===========
Balance, January 1, 1997            7,850,782       $78,508       $7,341,725       $(5,246,119)       $ 2,174,114
Issuance of shares in private
  placement, net of costs             154,750         1,547          127,696                --            129,243
Net income (loss)                          --            --               --           (54,558)           (54,558)
                                    ---------       -------       ----------       -----------        -----------
Balance, June 30, 1997              8,005,532       $80,055       $7,469,421       $(5,300,677)       $ 2,248,799
                                    =========       =======       ==========       ===========        ===========

            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                   1998               1997
                                                                -----------        -----------
                                                                (Unaudited)        (Unaudited)
Cash flows provided by operating activities:
    Net income (loss)                                           $ 1,268,463        $   (54,558)
    Adjustments to reconcile to net cash
      provided by operating activities:
         Depreciation and amortization                               31,576             56,946
         Minority interest in income of consolidated
            subsidiaries                                            314,000             79,600
         Changes in operating assets and liabilities:
            Accounts receivable                                  (1,970,829)           388,274
            Prepaid expenses and other current assets              (305,329)           (34,700)
            Other assets                                            (11,255)             7,888
            Accounts payable and accrued expenses                   747,686            147,637
                                                                -----------        -----------
                Net cash provided by operating activities            74,312            591,087
                                                                -----------        -----------
Cash flows from investing activities:
    Acquisition of property and equipment                           (19,091)           (81,566)
    Software development costs                                           --           (103,799)
     Investment in subsidiary                                      (308,186)                --
                                                                -----------        -----------
                Net cash used in investing activities              (327,277)          (185,365)
                                                                -----------        -----------
Cash flows from financing activities:
    Proceeds from sale of common shares and exercise of
       warrants                                                     280,000            129,243
                                                                -----------        -----------
Net increase in cash                                                 27,035            534,965
Cash, beginning of period                                         2,256,218          1,644,740
                                                                -----------        -----------
Cash, end of period                                             $ 2,283,253        $ 2,179,705
                                                                ===========        ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $    24,000        $    23,000
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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    (1)  Principles of Consolidation (continued)

         Condensed financial information of its eighty percent owned subsidiary, MKP, before intercompany eliminations, as of June 30, 1998 and 1997 and for the six months then ended, is as follows:

                                                  1998                    1997
                                                  ----                    ----
Cash                                           $2,050,000             $2,059,000
Accounts receivable                             2,691,000                709,000
Other assets                                      182,000                 20,000
Accounts payable                                2,400,000              1,189,000
Revenues                                        9,207,000              4,477,000
Operating costs                                 7,880,000              4,113,000
Net income                                      1,271,000                348,000

         Intercompany management fees of $585,000 and $166,000 were included in operating costs for the six months ended June 30, 1998 and 1997, respectively. These amounts were eliminated upon consolidation.

         Condensed financial information for the Company's other subsidiaries, Aspen Capital Management, LLC and FPC Information Corp. for the six months ended June 30, 1998 and 1997, has not been separately disclosed. These entities had no revenues and their assets and liabilities are immaterial.

    (2)  Revenue recognition

         Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

    (3)  Software Development Costs and Amortization

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the six months ended June 30, 1998 and 1997.

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

         The income tax expense for the six months ended June 30,1998 and 1997 represents state and local income taxes on the income of MKP.

NOTE C - SIGNIFICANT CUSTOMERS

         For the six months ended June 30, 1998 three customers of the Company's subsidiary, MKP, accounted for 91% of the Company's consolidated revenues in the following respective percentages:

         Customer          A         16%
         Customer          B         59%
         Customer          C         16%
                                     --
                                     91%
                                     ==

         The total accounts receivable from these customers at June 30, 1998 amounted to 85% of the total accounts receivable balance.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE D - WARRANTS TO PURCHASE COMMON STOCK

         At June 30, 1998, the Company had outstanding warrants as follows:

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

         Outstanding options granted pursuant to the stock option plan, as of June 30, 1998, are as follows:

Number of                      Exercise                             Exercisable at
  Shares                        Price                               June 30, 1998
  ------                        -----                               -------------
40,000                         $  .4375                                40,000
30,000                           4.8125                                30,000

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

         The plan was terminated in March 1997.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE F - EMPLOYEE BENEFIT PLANS (continued)

         In January 1997, the Company established a 401(k) salary deferred benefit plan covering substantially all employees who have met certain requirements. The plan requires Company contributions equal to 50% to a maximum of 3% of each participant's contribution percentage.

         In September 1997, the Company amended its 401(k) plan to provide a provision for discretionary profit sharing plan contributions.

NOTE G - COMMITMENTS

         The Company has commitments under non-cancelable operating leases for office space and equipment, which expire on October 31, 2006 and September 30, 2000, respectively. The office lease includes provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.

         Minimum payments for the leased properties for subsequent years are as follows:


Years Ending December 31,
-------------------------
1998                                                                 $   281,000
1999                                                                     281,000
2000                                                                     281,000
2001                                                                     374,000
2002                                                                     415,000
Thereafter                                                             1,711,000
                                                                     -----------
                                                                     $ 3,343,000
                                                                     ===========

         Rent and equipment leasing expense for the six months ended June 30, 1998 and 1997 was $207,519 and $150,382, respectively.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE H - EMPLOYMENT AGREEMENTS

         On September 1, 1995, the Company entered into a five year employment agreement with Mr. Finley which expires on August 31, 2000. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases as determined by the Company's Board of Directors, and Mr. Finley's salary was subsequently increased to $150,000.

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

NOTE I - RESTRICTED CASH AND CONTINGENCIES

         At June 30, 1998 $180,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note G). The $180,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.

NOTE J - CONCENTRATION OF CREDIT RISK

         The Company maintains it's cash in bank deposit accounts at one financial institution. The balance at times, may exceed federally insured limits. At June 30, 1998 and 1997, the Company exceeded the insured limit by approximately $1,560,000 and $1,440,000, respectively.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE K - EARNINGS PER SHARE INFORMATION

                                                               SIX MONTHS ENDED
                                       ------------------------------------------------------------------
                                                  1998                                1997
                                       ----------------------------       -------------------------------
                                          Basic           Diluted            Basic             Diluted
                                       ----------       -----------       -----------        ------------
Net income (loss) available to
  Common share owners                  $1,268,463       $ 1,268,463       $   (54,558)       $    (54,558)
                                       ==========       ===========       ===========        ============
Average shares outstanding              8,488,532         8,488,532         7,928,157           7,928,157
Dilutive securities
  Stock options and warrants (1)               --         2,022,649                --           2,072,649
                                       ----------       -----------       -----------        ------------
Average shares outstanding              8,488,532        10,511,181         7,928,157          10,000,806
                                       ==========       ===========       ===========        ============

(1) Excluded because exercise price exceeds market value.

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

         Summary financial information concerning MKP, excluding intercompany eliminations, as of June 30, 1998 and 1997 and for the six months then ended, is as follows:

                                                  1998                   1997
Cash .............................             $2,050,000             $2,059,000
Accounts receivable ..............             $2,691,000             $  709,000
Other assets .....................             $  182,000             $   20,000
Accounts payable .................             $2,400,000             $1,189,000
Revenues .........................             $9,207,000             $4,477,000
Operating costs ..................             $7,880,000             $4,113,000
Net income .......................             $1,271,000             $  348,000

         For the six months ended June 30, 1998, three customers of MKP accounted for approximately 91% of the Company's revenues, with one customer accounting for approximately 59% of its revenues.

         Summary financial information concerning the Company's other two subsidiaries, Aspen and FPC Information, as of June 30, 1998 and 1997 and for the six months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

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

         The income tax expense of $85,423 and $42,589 for the six months and three months ended June 30, 1998 and the income tax expense of $41,154 and $30,829 for the six months and three months ended June 30, 1997, respectively, represents state and local income taxes on the income of MKP.

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended June 30, 1998 and 1997.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

         Revenues. Total revenues increased by $2,196,029 or 87.1% to $4,718,706 for the three months ended June 30, 1998 from $2,522,677 for the three months ended June 30, 1997. This increase was attributable principally to an increase in billings under contract by MKP during this period. MKP generated 100% of the consolidated revenues of the Company for the three months ended June 30, 1998 and for the three months ended June 30, 1997.

         Cost of Revenues. Cost of revenues increased by $1,376,750 or 69.4% to $3,361,609 for the three months ended June 30, 1998 from $1,984,859 for the three months ended June 30, 1997. This increase is primarily attributable to the increased level of business of MKP during this period. MKP realized an average profit margin of approximately 29% for the three months ended June 30, 1998 compared to an average profit margin of approximately 21% for the three months ended June 30, 1997.

         Salaries and Related Expenses. Payroll expenses increased by $181,524 or 180.0% to $282,377 for the three months ended June 30, 1998 from $100,853 for the three months ended June 30, 1997. This increase is attributable principally to an increase in incentive compensation paid to members of MKP's staff.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16,803 or 6.2% to $289,702 for the three months ended June 30, 1998 from $272,899 for the three months ended June 30, 1997. This increase was not significant and is reflective of the Company's control of its overhead expenses notwithstanding the increased level of business of MKP during this period.

         Other Income (Expenses). Other expenses increased by $52,415 or 135.5% to other expenses of $91,108 for the three months ended June 30, 1998 from other expenses of $38,693 for the three months ended June 30, 1997. This increase was attributable principally to an increase in the Company's minority interest in income of consolidated subsidiaries.

         Operating Profit. The Company had an operating profit of $785,018 for the three months ended June 30, 1998 compared to operating profit of $164,066 for the three months ended June 30, 1997.

         Net Income. The Company had net income of $651,321 for the three months ended June 30, 1998 as compared to net income of $94,544 for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

         Revenues. Total revenues increased by $4,730,990 or 105.7% to $9,207,256 for the six months ended June 30, 1998 from $4,476,266 for the six months ended June 30, 1997. This increase was attributed principally to an increase in billings under contract by MKP during this period. MKP generated 100% of the consolidated revenues of the Company for the six months ended June 30, 1998 and for the six months ended June 30, 1997.

         Cost of Revenues. Cost of revenues increased by $2,979,843 or 79.6% to $6,724,405 for the six months ended June 30, 1998 from $3,744,562 for the six months ended June 30, 1997. This increase is primarily attributable to the increased level of business of MKP during this period. MKP realized an average profit margin of approximately 27% for the six months ended June 30, 1998 compared to an average profit margin of approximately 16% for the six months ended June

30, 1997.

         Salaries and Related Expenses. Payroll expenses increased by $165,323 or 96.6% to $336,507 for the six months ended June 30, 1998 from $171,184 for the six months ended June 30, 1997. This increase is attributable principally to an increase in incentive compensation paid to members of MKP's staff.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $12,260 or 2.4% to $507,948 for the six months ended June 30, 1998 from $520,208 for the six months ended June 30, 1997. This decrease was not significant and is reflective of the Company's control of its overhead expenses notwithstanding the increased level of MKP's business during this period.

         Other Income (Expenses). Other expenses increased by $230,794 or 429.7% to other expenses of $284,510 for the six months ended June 30, 1998 from other expenses of $53,716 for the six months ended June 30, 1997. This increase was attributable principally to an increase in the Company's minority interest in income of consolidated subsidiaries.

         Operating Profit (Loss). The Company had an operating profit of $1,638,396 for the six months ended June 30, 1998 compared to an operating profit of $40,312 for the six months ended June 30, 1997.

         Net Income (Loss). The Company had net income of $1,268,463 for the six months ended June 30, 1998 compared to a net loss of $54,558 for the six months ended June 30, 1997.

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

         As of June 30, 1998, the Company had working capital of $2,703,298, stockholders' equity of $3,312,582 and a working capital ratio (current assets to current liabilities) of approximately 2.0:1. As of June 30, 1998 and 1997, the Company had cash and cash equivalents of $2,283,253 and $2,179,705, respectively.

         For the six months ended June 30, 1998 and 1997, net cash provided by the Company's operating activities was $74,312 and $591,087, respectively. For the six months ended June 30, 1998 and 1997, the Company utilized $327,277 and $185,365 for investing activities. Net cash provided by the Company's financing activities for the six months ended June 30, 1998 and 1997 were $280,000 and $129,243, respectively.

         Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through June 30, 1999. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ending December 31, 1998, 1999, 2000 and 2001, the Company's minimum payments in connection with the leases will be approximately $281,000, $281,000, $281,000 and $374,000 per year, respectively.
The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its services and software and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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

Dated: August 13, 1998

                                    FINANCIAL PERFORMANCE CORPORATION

                                    By: /s/ William F. Finley
                                        --------------------------------
                                        William F. Finley
                                        Chief Executive Officer and
                                          President
                                        (Principal Executive Officer and
                                          Principal Financial and Accounting
                                            Officer and Officer Duly Authorized
                                            to Sign on Behalf of Registrant)