Form 10QSB
period 1998-09-30
FINANCIAL PERFORMANCE CORP
filed 1998-11-12
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

       Class                                Outstanding at November 9, 1998
    Common Stock                                     9,421,534 Shares

                        Financial Performance Corporation
         Report on Form 10-QSB for the Quarter ended September 30, 1998



                                TABLE OF CONTENTS

Part I.                                                                     Page
                                                                            ----
   Item 1.  Financial Statements (Unaudited)..................................1

            Consolidated Balance Sheets
                        September 30, 1998 and September 30,1997..............2

            Consolidated Statements of Operations
                        For the Nine Months Ended
                        September 30, 1998 and September 30, 1997.............3

            Consolidated Statements of Operations
                        For the Three Months Ended
                        September 30, 1998 and September 30, 1997.............4

            Consolidated Statements of Changes in Stockholders' Equity
                        for the Nine Months Ended
                        September 30,1998 and September 30, 1997..............5

            Consolidated Statements of Cash Flows
                        for the Nine Months Ended
                        September 30,1998 and September 30, 1997..............6

            Notes to Consolidated Financial Statements....................... 7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................16

Part II

   Item 6.  Exhibits and Reports on Form 8-K.................................24

                                     PART I


Item 1.  Financial Statements

         The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997


ASSETS                                                           1998              1997
                                                             -----------       -----------
                                                             (Unaudited)       (Unaudited)
Current assets
     Cash and cash equivalents                               $ 3,456,266       $ 1,139,974
     Accounts receivable                                       3,238,363         1,645,918
     Prepaid expenses and other current assets                   118,227            69,337
                                                             -----------       -----------

          Total current assets                                 6,812,856         2,855,229

Property and equipment, net of accumulated depreciation          193,690           172,242

Software development costs                                       135,605           574,720

Investment in subsidiary                                         610,942              --

Other assets                                                     311,163           307,918
                                                             -----------       -----------

                                                             $ 8,064,256       $ 3,910,109
                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses                   $ 3,040,288       $ 1,733,648
                                                             -----------       -----------

          Total current liabilities                            3,040,288         1,733,648
                                                             -----------       -----------

Minority interest in consolidated subsidiaries                   888,046           423,046
                                                             -----------       -----------

Stockholders' equity
     Common stock - authorized 50,000,000 shares
        of $.01 par value per share: issued and
        outstanding 9,421,534 as of September 30, 1998
              and 8,021,534 as of September 30, 1997              94,215            80,215
     Additional paid in capital                                7,746,761         7,480,761
     Accumulated (deficit)                                    (3,705,054)       (5,807,561)
                                                             -----------       -----------

          Total stockholders' equity                           4,135,922         1,753,415
                                                             -----------       -----------

                                                             $ 8,064,256       $ 3,910,109
                                                             ===========       ===========


               See accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                          1998               1997
                                                      ------------       ------------
                                                       (Unaudited)        (Unaudited)
Revenues                                              $ 16,273,508       $  6,412,855
                                                      ------------       ------------

Costs and expenses
     Cost of revenues                                   12,222,532          5,402,086
     Salaries and related expenses                         380,730            534,263
     Selling, general and administrative                   853,743          1,073,758
                                                      ------------       ------------

                                                        13,457,005          7,010,107
                                                      ------------       ------------

          Operating income (loss)                        2,816,503           (597,252)
                                                      ------------       ------------

Other income (expense):
     Interest income                                        57,150             36,030
     Minority interest in income of consolidated
        subsidiaries                                      (634,000)            13,400
                                                      ------------       ------------

                                                          (576,850)            49,430
                                                      ------------       ------------

Income (loss) before income taxes                        2,239,653           (547,822)

Income taxes                                               147,850             13,620
                                                      ------------       ------------

Net income (loss)                                     $  2,091,803       $   (561,442)
                                                      ============       ============

Per share data:
  Basic and diluted earnings (loss) per share         $       .238       $       (.07)
                                                      ============       ============
  Average shares outstanding                             8,799,309          7,992,382
                                                      ============       ============


               See accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                          1998              1997
                                                      -----------       -----------
                                                      (Unaudited)       (Unaudited)
Revenues                                              $ 7,066,252       $ 1,936,589
                                                      -----------       -----------

Costs and expenses
     Cost of revenues                                   5,498,127         1,657,524
     Salaries and related expenses                         44,223           363,079
     Selling, general and administrative                  345,795           553,550
                                                      -----------       -----------

                                                        5,888,145         2,574,153
                                                      -----------       -----------

          Operating income (loss)                       1,178,107          (637,564)
                                                      -----------       -----------

Other income (expense):
     Interest income                                       27,660            10,146
     Minority interest in income of consolidated
        subsidiaries                                     (320,000)           93,000
                                                      -----------       -----------

                                                         (292,340)          103,146
                                                      -----------       -----------

Income (loss) before income taxes                         885,767          (534,418)

Income taxes                                               62,427           (27,534)
                                                      -----------       -----------

Net income (loss)                                     $   823,340       $  (506,884)
                                                      ===========       ===========

Per share data:
   Basic and diluted earnings (loss) per share        $      .087       $      (.06)
                                                      ===========       ===========
   Average shares outstanding                           9,421,532         8,015,532
                                                      ===========       ===========


               See accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                         Common Stock          Additional
                                   ------------------------      Paid In
                                     Shares      Par Value       Capital        Deficit           Total
                                   ---------    -----------    ----------     -----------     -----------
Balance, January 1, 1998           8,021,534    $    80,215    $ 7,480,761    $(5,796,857)    $ 1,764,119

Issuance of shares in private
  placement, net of costs          1,400,000         14,000        266,000           --           280,000

Net income                              --             --             --        2,091,803       2,091,803
                                   ---------    -----------    -----------    -----------     -----------

Balance, September 30, 1998        9,421,534    $    94,215    $ 7,746,761    $(3,705,054)    $ 4,135,922
                                   =========    ===========    ===========    ===========     ===========



Balance, January 1, 1997           7,850,782    $    78,508    $ 7,341,725    $(5,246,119)    $ 2,174,114

Issuance of shares in private
  placement, net of costs            170,752          1,707        139,036           --           140,743

Net income (loss)                       --             --             --         (561,442)       (561,442)
                                   ---------    -----------    -----------    -----------     -----------

Balance, September 30, 1997        8,021,534    $    80,215    $ 7,480,761    $(5,807,561)    $ 1,753,415
                                   =========    ===========    ===========    ===========     ===========


               See accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                         1998            1997
                                                                     -----------     -----------
                                                                     (Unaudited)     (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                               $ 2,091,803     $  (561,442)
     Adjustments to reconcile to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                      55,631         147,217
       Minority interest in income of consolidated subsidiaries          634,000         (13,400)
       Changes in operating assets and liabilities:
           Accounts receivable                                        (2,517,747)       (548,360)
           Prepaid expenses and other current assets                     (39,117)         92,360
           Other assets                                                   (7,357)       (147,662)
           Accounts payable and accrued expenses                       1,132,135         527,765
                                                                     -----------     -----------

              Net cash provided by (used in) operating activities      1,349,348        (503,522)
                                                                     -----------     -----------

Cash flows from investing activities:
     Acquisition of property and equipment                               (50,114)       (122,591)
     Software development costs                                             --          (189,396)
     Investment in subsidiary                                           (379,186)           --
                                                                     -----------     -----------

              Net cash used in investing activities                     (429,300)       (311,987)
                                                                     -----------     -----------

Cash flows from financing activities:
     Proceeds from sale of common shares and exercise of
        warrants                                                         280,000         140,743
    Subsidiary company stock issued to minority shareholder                 --           170,000
                                                                     -----------     -----------

              Net cash provided by financing activities                  280,000         310,743
                                                                     -----------     -----------

Net increase (decrease)  in cash                                       1,200,048        (504,766)

Cash, beginning of period                                              2,256,218       1,644,740
                                                                     -----------     -----------

Cash, end of period                                                  $ 3,456,266     $ 1,139,974
                                                                     ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                         $    24,000     $    23,000
                                                                     ===========     ===========


               See accompanying notes to the financial statements.

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

          Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of September 30, 1998 and 1997 and for the nine months then ended, is as follows:


                                                    1998                 1997
                                                -----------          -----------
Cash                                            $ 3,243,000          $ 1,091,000
Accounts receivable                               3,238,000            1,646,000
Other assets                                        180,000               47,000
Accounts payable                                  2,744,000            1,435,000
Revenues                                         16,274,000            6,412,000
Operating costs                                  13,982,000            5,893,000
Net income                                        2,201,000              542,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (1)  Principles of Consolidation (continued)

          Intercompany management fees of $1,013,000 and $267,000 were included in operating costs for the nine months ended September 30, 1998 and 1997, respectively. These amounts were eliminated upon consolidation.

          Condensed financial information for the Company's other subsidiaries, Aspen Capital Management, LLC and FPC Information Corp. for the nine months ended September 30, 1998 and 1997, has not been separately disclosed. These entities had no revenues and their assets and liabilities are immaterial.

     (2)  Revenue recognition

          Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

     (3)  Software Development Costs and Amortization

          Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the nine months ended September 30, 1998 and 1997.

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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(4)       Earning (loss) per common share

          The consolidated financial statements are presented in accordance with SFAS NO. 128, "Earnings Per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants.

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


(7)       Depreciation and amortization

          Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

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

          The income tax expense for the nine months ended September 30, 1998 and 1997 represents state and local income taxes on the income of MKP.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE C - SIGNIFICANT CUSTOMERS

               For the nine months ended September 30, 1998 three customers of the Company's subsidiary, MKP, accounted for 83% of the Company's consolidated revenues in the following respective percentages:


Customer               A           53%
Customer               B           17%
Customer               C           13%
                                   ---
                                   83%
                                   ===

          The total accounts receivable from these customers at September 30, 1998 amounted to 85% of the total accounts receivable balance.


NOTE D - WARRANTS TO PURCHASE COMMON STOCK

     At September 30, 1998, the Company had outstanding warrants as follows:


Number of                    Exercise                          Expiration
  Shares                       Price                              Date
---------                    --------                          ----------
 200,000                        .50                        September 15, 2010
 725,000                       1.00                        September 15, 2006
 250,000                        .50                        November 30, 1999
  20,000                       1.00                        September 16, 2006


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

     Outstanding options granted pursuant to the stock option plan, as of September 30, 1998, are as follows:


Number of                      Exercise                        Exercisable at
 Shares                          Price                       September 30, 1998
---------                      --------                      ------------------
 40,000                        $ .4375                             40,000
 30,000                         4.8125                             30,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE F - EMPLOYEE BENEFIT PLANS

     In September 1996, the Company established a non-contributory defined contribution pension and profit sharing plan for the benefit of eligible full-time employees. The plan provides for annual contributions to a trust fund, which are based upon a percentage of qualifying employees' annual compensation. Total contributions are limited to the maximum amount deductible for federal income tax purposes.

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


                 Years Ending
                 December 30,
                 ------------
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
                                                                    -----------

                                                                    $ 3,343,000
                                                                    ===========

Rent and equipment leasing expense for the nine months ended September 30, 1998 and 1997 was $308,000 and $240,000 respectively.

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

     Effective as of October 1, 1997, the Company entered into a new three year employment agreement with Mr. Finley which expires on September 30, 2000. Under this employment agreement, Mr. Finley's initial salary was $150,000 per annum, subject to periodic increases as determined by the Company's Board of Directors. In the event of the termination of Mr. Finley's employment by reason of a "change in control" (as such term is defined in the employment agreement) of the Company or certain other events, then in addition to paying Mr. Finley's salary and accrued benefits through the date of termination of employment, the Company shall be obligated to pay to Mr. Finley, as severance pay, an amount equal to 200% of Mr. Finley's annual base salary rate as of the effective date of termination and to maintain through the remaining balance of the term of the employment agreement (but not less than two years from the date of termination of Mr. Finley's employment agreement) all employee benefit plans and programs in which Mr. Finley was entitled to participate. The Company agreed to pay reasonable travel and entertainment expenses incurred by Mr. Finley on behalf of the Company and to provide Mr. Finley with a leased automobile. If Mr. Finley does not elect not to renew his employment agreement at the expiration of the term and the Company does not elect to renew Mr. Finley's employment upon the expiration of the term thereof, then Mr. Finley was entitled to receive a severance payment of $100,000.

     Effective as of October 1, 1998, the Company amended its employment agreement with Mr. Finley to increase Mr. Finley's annual salary from $150,000 to $250,000 and to increase Mr. Finley's severance payment in the event Mr. Finley does not elect not to renew his employment agreement at the expiration of the term thereof and the Company does not elect to renew Mr. Finley's employment upon the expiration of the term thereof from $100,000 to $350,000. The $350,000 severance payment to Mr. Finley would also become due if Mr. Finley's employment agreement is terminated by reason of the Company's breach thereof. If Mr. Finley elects not to renew the employment agreement upon the expiration of the term thereof, Mr. Finley will be entitled to a severance payment of $250,000. The amended employment agreement with Mr. Finley also provides that (i) if the Company elects not to renew the employment agreement with Mr. Finley upon the expiration of the term thereof, (ii) Mr. Finley terminates the employment agreement due to a "change in control" of the Company or MKP or (iii) the Company terminates the employment agreement in breach of the terms thereof, then in addition to the cash severance payments provided for, Mr. Finley will be entitled to receive common stock of the Company, with "piggy-back" registration rights, equal in value to the difference, if any, between the fair market value of all stock and warrants of the Company then owned by Mr. Finley and $1,000,000.00.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE H - EMPLOYMENT AGREEMENTS (continued)

     In October, 1994, MKP entered into executive employment agreements with each of Ms. Michaelson and Ms. Kelbick for a term of three years ending October 17, 1997. Under the terms of the agreements, the initial annual salary of Ms. Michaelson and Ms. Kelbick was $80,000. The annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was subsequently increased to $115,000. Effective as of September 11, 1997, MKP entered into a new three year employment agreement with each of Ms. Michaelson and Ms. Kelbick which expires on September 10, 2000. Under these agreements, the initial annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was $150,000, subject to periodic increases as determined by MKP's Board of Directors. The employment agreements further provide for an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage not to exceed 30%, determined annually by the Board of Directors, (such percentage initially established at 30%) of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. Ms. Michaelson and Ms. Kelbick have the option to take all or a portion of the bonus in the Company's securities.

     Pursuant to the September 1997 executive employment agreements if either Ms. Michaelson or Ms. Kelbick does not elect not to renew her respective employment agreement with MKP at the expiration of the term and MKP elects not to renew the employment agreement, the respective executive will be entitled to receive a severance payment in the amount of $250,000. The employment agreements provide each of Ms. Michaelson and Ms. Kelbick with a clothing expense allowance of $10,000 for each year of the term of the agreement and a leased automobile throughout the term.

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

     Effective as of October 1, 1998, MKP entered into amendments of the employment agreements with each of Ms. Michaelson and Ms. Kelbick. Pursuant to the amendments, the annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was increased to $250,000 and the annual clothing allowance for each of Ms. Michaelson and Ms. Kelbick was increased from $10,000 to $15,000. Additionally, the severance payment required if either Ms. Michaelson or Ms. Kelbick does not elect not to renew her respective employment agreement with MKP at the expiration of the term and MKP elects not to renew the employment agreement was increased from $250,000 to $350,000.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE H - EMPLOYMENT AGREEMENTS (continued)

The $350,000 severance payment would also become due to each of Ms. Michaelson and Ms. Kelbick if the employment of such employee is terminated by reason of MKP's breach of the employment agreement with such employee. Additionally, if either Ms. Michaelson or Ms. Kelbick elects not to renew her respective employment agreement with MKP at the expiration of the term, the respective employee will be entitled to receive a severance payment of $250,000. If the employment of either Ms. Michaelson or Ms. Kelbick shall be terminated for any reason other than "for cause" by MKP, then the respective employee shall be entitled to continued payment of the annual incentive compensation payment for a period of six (6) months after termination based upon MKP's net income before taxes for projects which were active on the date of termination.


NOTE I - RESTRICTED CASH AND CONTINGENCIES

     At September 30, 1998, $180,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note G). The $180,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.


NOTE J - CONCENTRATION OF CREDIT RISK

     The Company maintains its cash and cash equivalents with a major financial institution. The balance at times may exceed federally insured limits. The company performs periodic evaluations of the relative credit standing of this financial institution and limits the amount of credit exposure.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE K - EARNINGS PER SHARE INFORMATION

                                                         NINE MONTHS ENDED
                                    -------------------------------------------------------------
                                                1998                            1997
                                    ----------------------------    -----------------------------
                                        Basic         Diluted           Basic           Diluted
                                    ------------    ------------    ------------     ------------
Net income (loss) available to
  Common share owners               $  2,091,803    $  2,091,803    $   (561,442)    $   (561,442)
                                    ============    ============    ============     ============

Average shares outstanding             8,799,309       8,799,309       7,992,382        7,992,382

Dilutive securities

  Stock options and warrants (1)            --         1,265,000            --          2,072,649
                                    ------------    ------------    ------------     ------------

Average shares outstanding             8,799,309      10,064,309       7,992,382       10,065,031
                                    ============    ============    ============     ============


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

          Summary financial information concerning MKP, excluding intercompany eliminations, as of September 30, 1998 and 1997 and for the nine months then ended, is as follows:

                                                    1998                 1997
Cash .....................................      $ 3,243,000          $ 1,091,000

Accounts receivable ......................      $ 3,238,000          $ 1,646,000

Other assets .............................      $   180,000          $    47,000

Accounts payable .........................      $ 2,744,000          $ 1,435,000

Revenues .................................      $16,274,000          $ 6,412,000

Operating costs ..........................      $13,982,000          $ 5,893,000

Net income ...............................      $ 2,201,000          $   542,000

          Summary financial information concerning the Company's other two subsidiaries, Aspen and FPC Information, as of September 30, 1998 and 1997 and for the nine months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

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

          Year 2000. The Company recognizes the potential business impact relating to the Year 2000 computer system issue and is implementing a plan to assess and improve the Company's state of readiness with respect to such issue. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

          In recognition of the Year 2000 issue, commencing in 1998, the Company initiated a comprehensive review of its information technology systems, which the Company is dependent upon for the conduct of its business operations, as well as the computer hardware and software products, components and other equipment supplied to the Company by third parties in order to determine the adequacy of those systems in light of the Company's future business requirements. Year 2000 readiness is one of the factors being considered in the review of the Company's systems. Such review includes testing and analysis of the Company's systems and inquiries of third parties supplying information technology systems, computer hardware and software products and components, and other equipment to the Company in order to receive assurances from such third parties that these systems, products and components are Year 2000 compliant. The Company believes it will complete its review by January 1999.

          As a result of its review to date, the Company has determined that its internal financial software systems are adequate for the Company's future business needs, including Year 2000 compliance, and do not need to be replaced. Also, the Company has completed all necessary Year 2000 modifications with regard to the MARS(TM) computer software product developed by the Company's subsidiary, FPC Information Corp. The Company believes that the MARS(TM) computer software product is Year 2000 compliant.

          The Company has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying any material, remediable problems and reducing uncertainties generally, through the review procedures described above.

          At this time, the Company has not developed Year 2000 contingency plans, other than the review described above, and does not intend to do so unless the Company believes such plans are merited by the results of its continuing Year 2000 review. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the possible interruption of support provided by third parties resulting from their failure to be Year 2000 compliant.

          If the Company or the third parties with which it has relationships were to not successfully meet its or their Year 2000 compliance requirements, the Company would likely encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures of third parties with which it has relationships.

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

          The income tax expense of $147,850 and $62,427 for the nine months and three months ended September 30, 1998 and the income tax expense of $13,620 and credit of ($27,534) for the nine months and three months ended September 30, 1997, respectively, represents state and local income taxes on the income of MKP.

          Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended September 30, 1998 and 1997.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

          Revenues. Total revenues increased by $5,129,663 or 264.9% to $7,066,252 for the three months ended September 30, 1998 from $1,936,589 for the three months ended September 30, 1997. This increase was attributable to an increase in billings by MKP during this period. MKP generated 100% of the consolidated revenues of the Company for the three months ended September 30, 1998 and for the three months ended September 30, 1997.

          Cost of Revenues. Cost of revenues increased by $3,840,603 or 231.7% to $5,498,127 for the three months ended September 30, 1998 from $1,657,524 for the three months ended September 30, 1997. This increase was primarily attributable to the increased level of business of MKP during this period as well as the allocation of a larger percentage of payroll and overhead expenses to cost of revenues. MKP realized an average profit margin of approximately 22.2% for the three months ended September 30, 1998 compared to an average profit margin of approximately 14.4% for the three months ended September 30, 1997.

          Salaries and Related Expenses. Payroll expenses decreased by $318,856 or 87.8% to $44,223 for the three months ended September 30, 1998 from $363,079 for the three months ended September 30, 1997. This decrease was attributable principally to the allocation of a larger percentage of payroll expenses to cost of revenues. Additionally, the decrease reflects the reduction in the Company's ownership of FPC Information Corp. from 80% to 50% in October 1997 as well as a reduction in the payroll expenses of FPC Information Corp.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $207,755 or 37.5% to $345,795 for the three months ended September 30, 1998 from $553,550 for the three months ended September 30, 1997. This decrease was attributable principally to the allocation of a greater percentage of overhead expenses to cost of revenues. The Company also believes that this decrease was reflective of the Company's control of its overhead expenses notwithstanding the significantly increased level of business of MKP during this period.

          Other Income (Expense). Other expenses increased by $395,486 or 383.4% to other expenses of $292,340 for the three months ended September 30, 1998 from other income of $103,146 for the three months ended September 30, 1997. This increase was attributable principally to an increase in the deduction attributable to the Company's minority interest in income of consolidated subsidiaries.

          Operating Profit. The Company had an operating profit of $1,178,107 for the three months ended September 30, 1998 compared to operating loss of $637,564 for the three months ended September 30, 1997.

          Net Income. The Company had net income of $823,340 for the three months ended September 30, 1998 compared to a net loss of $506,884 for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

          Revenues. Total revenues increased by $9,860,653 or 153.8% to $16,273,508 for the nine months ended September 30, 1998 from $6,412,855 for the nine months ended September 30, 1997. This increase was attributable to an increase in billings by MKP during this period. MKP generated 100% of the consolidated revenues of the Company for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997.

          Cost of Revenues. Cost of revenues increased by $6,820,446 or 126.3% to $12,222,532 for the nine months ended September 30, 1998 from $5,402,086 for the nine months ended September 30, 1997. This increase was primarily attributable to the increased level of business of MKP during this period as well as the allocation of a larger percentage of payroll and overhead expenses to cost of revenues. MKP realized an average profit margin of approximately 24.9% for the nine months ended September 30, 1998 compared to an average profit margin of approximately 15.8% for the nine months ended September 30, 1997.

          Salaries and Related Expenses. Payroll expenses decreased by $153,533 or 28.7% to $380,730 for the nine months ended September 30, 1998 from $534,263 for the nine months ended September 30, 1997. This decrease was attributable principally to the allocation of a larger percentage of payroll expenses to cost of revenues. Additionally, the decrease reflects the reduction in the Company's ownership of FPC Information Corp. from 80% to 50% in October 1997 as well as a reduction in the payroll expenses of FPC Information Corp.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $220,015 or 20.5% to $853,743 for the nine months ended September 30, 1998 from $1,073,758 for the nine months ended September 30, 1997. This decrease was attributable principally to the allocation of a greater percentage of overhead expenses to cost of revenues. The Company also believes that this decrease is reflective of the Company's control of its overhead expenses notwithstanding the significantly increased level of MKP's business during this period.

          Other Income (Expense). Other expenses increased by $626,280 or 1,267.0% to other expenses of $576,850 for the nine months ended September 30, 1998 from other income of $49,430 for the nine months ended September 30, 1997. This increase was attributable principally to an increase in the deduction attributable to the Company's minority interest in income of consolidated subsidiaries.

          Operating Profit (Loss). The Company had an operating profit of $2,816,503 for the nine months ended September 30, 1998 compared to an operating loss of $597,252 for the nine months ended September 30, 1997.

          Net Income (Loss). The Company had net income of $2,091,803 for the nine months ended September 30, 1998 compared to a net loss of $561,442 for the nine months ended September 30, 1997.


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

          As of September 30, 1998, the Company had working capital of $3,772,568, stockholders' equity of $4,135,922 and a working capital ratio (current assets to current liabilities) of approximately 2.2:1. As of September 30, 1998 and September 30, 1997, the Company had cash and cash equivalents of $3,456,266 and $1,139,974, respectively.

          For the nine months ended September 30, 1998, net cash provided by the Company's operating activities was $1,349,348 compared to net cash used in operating activities of $503,522 for the nine months ended September 30, 1997. For the nine months ended September 30, 1998 and September 30, 1997, the Company utilized $429,300 and $311,987 for investing activities. Net cash provided by the Company's financing activities for the nine months ended September 30, 1998 and September 30, 1997 were $280,000 and $310,743, respectively.

          Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through December 31, 1999. However, there can be no assurance that the Company will not require additional financing prior to that time. For the years ending December 31, 1998, 1999, 2000 and 2001, the Company's minimum payments in connection with the leases will be approximately $281,000, $281,000, $281,000 and $374,000 per year, respectively.
The Company anticipates that it may require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, the progress and costs of the Company's research and development programs, the ability of the Company to successfully market its services and software and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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


                                     PART II

Item 5.  Other Information

Effective as of October 1, 1998, the Company amended its employment agreement with Mr. Finley to increase Mr. Finley's annual salary from $150,000 to $250,000 and to increase Mr. Finley's severance payment in the event Mr. Finley does not elect not to renew his employment agreement at the expiration of the term thereof and the Company does not elect to renew Mr. Finley's employment upon the expiration of the term thereof from $100,000 to $350,000. The $350,000 severance payment to Mr. Finley would also become due if Mr. Finley's employment agreement is terminated by reason of the Company's breach thereof. If Mr. Finley elects not to renew the employment agreement upon the expiration of the term thereof, Mr. Finley will be entitled to a severance payment of $250,000. The amended employment agreement also provides that (i) if the Company elects not to renew the employment agreement with Mr. Finley upon the expiration of the term thereof, (ii) Mr. Finley terminates the employment agreement due to a "change in control" of the Company or MKP or (iii) the Company terminates the employment agreement with Mr. Finley in breach of the terms thereof, then in addition to the cash severance payments provided for, Mr. Finley will be entitled to receive common stock of the Company, with "piggy-back" registration rights, equal in value to the difference, if any, between the fair market value of all stock and warrants of the Company then owned by Mr. Finley and $1,000,000.00.

Effective as of October 1, 1998, MKP entered into amendments of the employment agreements with each of Ms. Michaelson and Ms. Kelbick. Pursuant to the amendments, the annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was increased to $250,000 and the annual clothing allowance for each of Ms. Michaelson and Ms. Kelbick was increased from $10,000 to $15,000. Additionally, the severance payment required if either Ms. Michaelson or Ms. Kelbick does not elect not to renew her respective employment agreement with MKP at the expiration of the term and MKP elects not to renew the employment agreement was increased from $250,000 to $350,000. The $350,000 severance payment would also become due to each of Ms. Michaelson and Ms. Kelbick if the employment of such employee is terminated by reason of MKP's breach of the employment agreement with such employee. Additionally, if either Ms. Michaelson or Ms. Kelbick elects not to renew her respective employment agreement with MKP at the expiration of the term, the respective employee will be entitled to receive a severance payment of $250,000. If the employment of either Ms. Michaelson or Ms. Kelbick shall be terminated for any reason other than "for cause" by MKP, then the respective employee shall be entitled to continued payment of the annual incentive compensation payment for a period of six (6) months after termination based upon MKP's net income before taxes for projects which were active on the date of termination.

Effective as of October 1, 1998, the Shareholders Agreement by and among the Company, MKP, Susan Michaelson and Hillary Kelbick was amended to provide, among other things, that in the event of the termination of the employment of either Ms. Michaelson or Ms. Kelbick for any reason, the respective employee has the right to require MKP to purchase all of the shares of stock of MKP owned by such employee for an amount equal to the "cash value" of such stock (i.e., the amount of cash and cash equivalents less accounts payable and other short term liabilities, all as reflected on MKP's then current balance sheet, multiplied by the percentage equity ownership in MKP represented by the stock of MKP owned by such employee). If this right is not exercised by the employee, then MKP will have the option to purchase such employee's stock in MKP at the "fair market value" thereof as provided in the original Shareholders Agreement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  10.77. First Amendment to Executive Employment Agreement by and among the Company, FPC Information Corp. and William F. Finley dated as of October 1, 1998.

                  10.78. First Amendment to Managing Director's Agreement between MKP and Susan Michaelson dated as of October 1, 1998.

                  10.79. First Amendment to Managing Director's Agreement between MKP and Hillary Kelbick dated as of October 1, 1998.

                  10.80. Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998.

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 11, 1998


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

                                EXHIBIT INDEX
                                -------------

       Exhibit
         No.                       Description
       -------                     -----------

        10.77. First Amendment to Executive Employment Agreement by and among the Company, FPC Information Corp. and William F. Finley dated as of October 1, 1998.

        10.78. First Amendment to Managing Director's Agreement between MKP and Susan Michaelson dated as of October 1, 1998.

        10.79. First Amendment to Managing Director's Agreement between MKP and Hillary Kelbick dated as of October 1, 1998.

        10.80. Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan
                      Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998.

        27            Financial Data Schedule