Form 10KSB40
period 1998-12-31
FINANCIAL PERFORMANCE CORP
filed 1999-03-04
CIK 798600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

/X/   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the fiscal year ended December 31, 1998

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from           to

                           COMMISSION FILE NO. 0-16530

                        FINANCIAL PERFORMANCE CORPORATION
                 (Name of small business issuer in its charter)


          NEW YORK                                              13-3236325
-------------------------------                             ------------------
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

      None. Securities registered under Section 12(b) of the Exchange Act:

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for the fiscal year ended December 31, 1998 were $21,492,151.

      The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant on February 25, 1999 was approximately $4,400,000, based on the volume-weighted average price of such stock on such date, as reported by the OTC Bulletin Board.

      The number of shares outstanding of each of the issuer's classes of common equity, as of February 25, 1999, was: 9,471,534 shares of Common Stock, $0.01 par value.

      DOCUMENTS INCORPORATED BY REFERENCE    None.

      Transitional Small Business Disclosure Format:  Yes  / /     No  /X/

                        FINANCIAL PERFORMANCE CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I..................................................................     1

      ITEM 1 - DESCRIPTION OF BUSINESS..................................     1
      ITEM 2 -- DESCRIPTION OF PROPERTY.................................    15
      ITEM 3 -- LEGAL PROCEEDINGS.......................................    16
      ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    16

PART II.................................................................    16

      ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS...............................................    16
      ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................    17
      ITEM 7 - FINANCIAL STATEMENTS.....................................    25
      ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...................    25

PART III................................................................    25

      ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                  EXCHANGE ACT..........................................    25
      ITEM 10 - EXECUTIVE COMPENSATION..................................    28
      ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT...........................................    37
      ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    38
      ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K........................    44

FINANCIAL STATEMENTS....................................................    F-1

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

      The Company incurred losses in each of the three fiscal years ended September 30, 1995. For the year ended September 30, 1996, the Company generated approximately $8,780,000 in revenues, $278,000 in operating income, a loss of approximately $15,000 from continuing operations, and a net loss of approximately $235,000. For the year ended September 30, 1997, the Company generated approximately $7,785,000 in revenues, had an operating loss of approximately $569,000, a loss from continuing operations of approximately $545,000 and a net loss of approximately $545,000. For the year ended September 30, 1997, two customers of MKP accounted for approximately 72% of the Company's total revenue, with one customer of MKP accounting for 56% of the Company's total revenues.

      In February 1998, the Company's fiscal year end was changed from September 30 to December 31.

      For the year ended December 31, 1998, the Company generated approximately $21,492,000 in revenues, had operating income of approximately $2,956,000 and net income of approximately $2,118,000. For the year ended December 31, 1998, three customers of MKP accounted for approximately 82% of the Company's total revenues, with one customer of MKP accounting for approximately 55% of the Company's total revenues.

      As of November 27, 1996, the Company's Common Stock resumed trading on the OTC Bulletin Board under the symbol "FPCX". The high and low sale price of the Common Stock for the period from November 29, 1996 to February 25, 1999 were $2.75 and $0.16, respectively.

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

      MICHAELSON KELBICK PARTNERS INC. In October 1994, the Company, together with Susan Michaelson and Hillary Kelbick, formed Michaelson Kelbick Partners Inc. ("MKP"). The Company owns 80% of the outstanding equity of MKP and each of Ms. Michaelson and Ms. Kelbick own 10% of the outstanding equity of MKP. MKP is engaged in providing specialized business and marketing services to the financial services industry. MKP has developed particular expertise in providing advice to its customers with respect to communications concerning mergers and other business combinations and sales promotions. During the Company's four most recent fiscal years ended September 30, 1995, September 30, 1996, September 30, 1997 and December 31, 1998, MKP accounted for approximately 100% of the Company's consolidated revenues.

      Ms. Michaelson and Ms. Kelbick have over 34 years of combined experience in financial services marketing. They were both formerly employed as Senior Vice Presidents by Wilcox Associates, in New York, New York, where they were primarily responsible for the planning, development and execution of marketing communications projects for numerous financial institutions. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons."

      FPC INFORMATION CORP. In November 1994, the Company, together with Robert
S. Trump, formed FPC Information Corp. ("FPC Information"). Mr. Trump furnished $150,000 to the Company in connection with the establishment and initial operations of FPC Information in exchange for a 20% equity interest in FPC Information. In October, 1997, Mr. Trump acquired an additional 30% equity interest in FPC Information in exchange for an additional investment of $225,000. Accordingly, as of February 25, 1999, Mr. Trump owns 50% of the outstanding equity of FPC Information. However, the Company has the option to repurchase a 30% equity interest in FPC Information from Mr. Trump exercisable at any time prior to September 30, 1999 at the fair market value of such interest, but in no event less than $225,000.

      The MARS(TM) software and any rights associated therewith and related liabilities have been transferred by the Company to FPC Information Corp. Accordingly, the Company functions as a holding company and will continue to seek investment and acquisition opportunities in the financial services industry. As of February 25, 1999, Mr. Trump beneficially owned approximately 57.9% of the Company's shares of Common Stock. See "Item 11 --Security Ownership of Certain Beneficial Owners and Management."

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


MERGER COMMUNICATIONS SERVICES

      Since the resumption of the Company's operations, all or substantially all of the Company's revenues have been generated by MKP. MKP's primary business is bank merger communications, which accounts for approximately 85% of MKP's revenues. MKP also specializes in marketing planning and communications strategies, sales promotion and direct mail. The principals of MKP have managed over 50 merger communications and other projects for banks, including First Union/Corestates Bank of Boston/Bay Bank, The Bank of New York, Citibank, First Union/First Fidelity, First National Bank of Maryland, Nat West Bank, Fleet Bank, The Dime Savings Bank of New York, Great Western, First Fidelity, CIT Group, PNC and Chemical Bank (now The Chase Manhattan Bank).

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

      -     Initial tape verification (immediately upon receipt of tape)

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


CROSS-SELLING POTENTIAL

      The banking institutions which are MKP's clients are potential customers for the Company's MARS(TM) software marketed by the Company's subsidiary, FPC Information Corp. The Company believes that after a banking client of MKP has completed a merger, such bank will be in a position to benefit substantially from a software product such as MARS(TM) which will provide detailed, on-line information concerning the performance and profitability of the bank's products and services and the productivity of the bank's account officers. In that regard, the Company believes that services furnished by MKP to its banking clients could provide a significant opportunity for FPC Information Corp. to introduce its MARS(TM) software and related services to these institutions. The Company also believes that the type of analysis generally performed by MKP for its bank clients in connection with its merger communications services can often be instrumental in planning the foundation for a more efficient MIS gathering system for such clients. In the Company's view, with this type of information about potential clients, FPC Information Corp. could have certain advantages over its competitors when making proposals to implement system-wide computer software improvements in such banking institutions. To date, none of MKP's clients have agreed to utilize the Company's MARS(TM) software.

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

      In the Company's view, a primary reason that banks and other financial institutions are in need of a SFA program is represented by the so-called "80-20" rule, a measure of profitability used in the banking industry which suggests that, as a general rule of thumb, approximately 80% of a business enterprise's profits come from approximately 20% of its customers, on average. Additionally, the wide range of products offered by the typical large bank makes cross-selling strategies extremely complex. For example, corporate banking relationships encompass many product categories ranging from loans to cash management. Larger banks, in particular, have had a difficult time assembling a company-wide view of what products and services have been sold, or could be sold, to an established client base. Because banks are usually organized on a very structured departmental basis, each department operating with its own systems and sales force, information that would be useful in the cross-selling of products is often dispersed among a myriad of confusing systems. MARS(TM) is designed to allow the integration of vital relationship information on a firm
(bank) wide basis, while at the same time providing the tools for enhanced productivity. The Tower Group, which provides technology consulting services to financial institutions, has stated in a May 1995 report titled "Sales Applications for Wholesale Banking" that "successful cross-selling is one of the keys to bank profitability, as it maximizes the return on each relationship. An additional component to successful relationship management in the banking industry is the continuous delivery of high quality customer service, which is also enhanced by multi-user access to a database which describes a customer relationship". The Tower Group report also estimates that "85% of the top 100 banks and 20% of all other banks will have installed at least departmental sales and relationship management application for users on the wholesale side of the bank by the year 2000. Of the larger banks, half will have extended these systems beyond a single functional department by that time". The Company believes that the MARS(TM) product is well suited to meet the SFA needs of both larger and smaller banking institutions.

      The Company has completed all necessary programming with regard to the MARS(TM) software product in order to address all "Year 2000" issues. The Company believes that the MARS(TM) software product is Year 2000 compliant. See "Item 6 - - Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

      If reliable references for MARS(TM) are developed, the Company will seek to build a channel of product distribution to augment its own direct selling efforts. In this regard, the banking industry is served by a large number of consulting firms specializing in financial services industry information technology. For example, the "Big Six" accounting firms and most of the second tier accounting firms provide information technology services to banks. The Company believes that the MARS(TM) product is the best available solution for SFA to the banking and financial services community and that certain accounting firms could have a substantial interest in representing MARS(TM) to their clients as part of the services such firms can offer.

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

      If MARS(TM) becomes well accepted within the banking community, the Company plans to modify the product in a second version which would be suitable for the insurance industry. A third version of MARS(TM) for the brokerage community could then be developed. In the view of the Company's management, both of these industries, like the banking industry, could benefit from effective cross selling, but until now have lacked the proper computer software to achieve this goal. The Company cannot currently project a timetable for the development of the contemplated additional versions of MARS.

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

      The Company believes, however, that MKP possesses certain competitive advantages in the merger communications field. Specifically, the principals of MKP, Susan Michaelson and Hillary Kelbick, have over 34 years of combined experience and have successfully completed more than 50 merger projects. Prior to the establishment of MKP in 1994, while employed by another bank merger communications firm, Ms. Michaelson and Ms. Kelbick were the principal employees involved in working on and completing the NationsBank merger which created the then third largest banking organization in the United States. MKP's first two major merger assignments were the First Union/First Fidelity merger and the Bank of Boston/Bay Bank merger. MKP was the sole merger communications firm involved in these mergers. Since its formation, MKP has also performed services for various other banking institutions, including Chemical Bank (now The Chase Manhattan Bank), The Bank of New York, Citibank, First National Bank of Maryland, The Dime Savings Bank of New York, Fleet Bank, CIT Group and PNC National Bank. MKP was recently awarded the First Union/Signet Bank merger and has received a "Future Bank Initiative" assignment from First Union National Bank. This assignment was awarded to MKP by First Union National Bank based upon MKP's expertise in the banking industry and involves designing and implementing communications with the Bank's customers which describe the Bank's products and services. In 1997, MKP received the Vendor of the Year Award from First Union National Bank. The Vendor of the Year award is presented to the vendor that has had a major positive impact on First Union National Bank for the year in question. Only one such award was presented by First Union National Bank in 1997.


MARKETING

      The Company's founder and principal executive officer, together with the Managing Directors of the Company's subsidiary, MKP, are primarily responsible for marketing its services and software. In the past, the Company conducted its marketing activities primarily through advertising in selected financial institution trade media and at professional financial institution conventions. The Company currently markets its services and software primarily through direct sales calls, referral business and personal contacts.

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

      The Company anticipates that bank merger activity will continue at a rapid pace for at least the next four years. Additionally, MKP plans to explore expansion into merger communications for other industries, such as insurance and brokerage, as a means to increase MKP's revenues and reduce its current dependence on bank merger communications.

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


EMPLOYEES

         As of February 25, 1999, the Company had 16 full-time employees. The Company also engages independent contractors and consultants from time to time in connection with certain projects. As of February 25, 1999, the Company had engaged 2 full time and 5 part time consultants. The Company expects to employ additional personnel as needed in connection with its operations. The Company believes that it has good relations with its employees and independent contractors.


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


ITEM 2  -- DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located in New York City at 335 Madison Avenue, 8th Floor, New York, New York. In September 1995, the Company entered into a direct sub-sublease agreement with MCI Telecommunications Corp. ("MCI") covering approximately 5,000 rentable square feet on the llth floor of 335 Madison Avenue. The sub- sublease expired on December 29, 1996, which coincided with the expiration date of MCI's sublease arrangement with its sublessor. However, Builtland Partners, the owner of the building known as 335 Madison Avenue, New York, New York, agreed to permit the Company to remain in occupancy of the llth floor premises until May, 1997 on the same terms and conditions set forth in the Company's sub-sublease with MCI.

         In October 1996, the Company entered into a direct lease with Builtland Partners, covering approximately 11,142 square feet on the 8th floor at 335 Madison Avenue. This lease has a ten-year term commencing as of October 1996. Fixed minimum rent of approximately $31,000 per month is payable by the Company during the first five years of the term and fixed minimum rent of approximately $35,000 per month is payable by the Company during the final five years of the term. Under the terms of the lease, the Company's fixed minimum rent obligations were abated from October 1996 through March 20, 1997 and for the months of October, November and December in each of the first four years of the lease term. Additionally, in September 1997, the landlord agreed to a further one month abatement of fixed minimum rent. The Company will be required to pay operating expense and real estate tax escalation payments as additional rent. Also, the landlord has paid or reimbursed the Company for approximately $500,000 of construction and other related costs. The Company assumed occupancy of the 8th floor premises in May 1997.

         The Company believes that the facilities which it presently occupies are well maintained, in good condition and suitable for the Company to continue its operations in the foreseeable future, including the needs generated by any future growth.


ITEM 3 --  LEGAL PROCEEDINGS

         From time to time, the Company is a party to certain lawsuits that arise in the conduct of its business. The Company is not a party to any legal proceedings which the Company considers to be material.


ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company did not submit any matters to a vote of its shareholders during the Company's fiscal year ended December 31, 1998.



                                     PART II

ITEM 5 --  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From January 1987 until July 6, 1989, the Common Stock traded in the over-the-counter market under the Nasdaq symbol "FPCC." The Company's Common Stock was delisted by Nasdaq in July 1989 primarily due to its failure to maintain Nasdaq's minimum capital requirements.

         As of November 27, 1996, the Company's Common Stock resumed trading on the OTC Bulletin Board under the symbol "FPCX." The high and low sale price quotations for the Company's Common Stock for the period November 29, 1996 to February 25, 1999 were $2.75 and $0.15, respectively, as reported by the OTC Bulletin Board. The Company believes that these quotations represent interdealer quotations, without adjustment for retail mark-up, markdown or commissions. The average weekly trading volume of the Common Stock since the resumption of trading on the OTC Bulletin Board in November 1996 through December 31, 1997 was approximately 35,000 shares. From January 1, 1998 through December 31, 1998, the average weekly trading volume of the Common Stock was approximately 67,000 shares. The Company believes that there are at least fourteen "market-makers" in the Common Stock including Van Kasper & Company, Inc., Laidlaw Global Securities, Inc., Fahnestock & Co., Hill Thompson Magid & Co., Wilson Davis & Co., Herzog Heine Geduld, USCC Trading (a division of Fleet Securities) and others. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

         As of February 25, 1999, the Company had approximately 185 shareholders of record, excluding the number of beneficial owners whose securities are held in "streetname." The Company believes that a substantial number of shares of Common Stock are held in "streetname."

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

         In January 1993, the Company recommenced its operations and raised working capital through private debt and equity issuances, including issuances to one of the Company's principal stockholders. Although the Company generated revenues for each of the four fiscal years ended September 30, 1997, it incurred losses of $146,036, $801,296, $235,049 and $544,848 for the fiscal years ended
September 30, 1994, 1995, 1996 and 1997, respectively. In addition, the report of the Company's independent accountants for its balance sheet as of September 30, 1995 and 1994 and the results of operations, stockholders' equity and cash flows for the years then ended included an explanatory paragraph which referred to the Company's substantial losses and concluded that such results raised substantial doubt about its ability to continue as a going concern.

         In February 1998, the Company changed its fiscal year end from September 30 to December 31. For the fiscal year ended December 31, 1998, the Company generated revenues of $21,492,151 and had a net profit of $2,107,707.

         REVENUES. The Company's revenues historically have been derived from a limited number of customers. For the Company's fiscal year ended December 31, 1998, three customers accounted for approximately 83% for the Company's revenues, with one customer accounting for approximately 55% of its revenues. The Company anticipates that a substantial amount of its revenues will continue to be concentrated from a limited number of customers. As a result, the Company's sales and operating results are subject to substantial variations in any given year and from quarter to quarter. The Company's sales and net income (if any) in a particular quarter may be lower than the sales and net income (if any) of the Company for the comparable quarter in the prior year. In addition, sales and net income (if any) of the Company in any particular quarter may not necessarily reflect the results of operations for the Company for the full year.

         SUBSIDIARIES. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Summary financial information concerning MKP, excluding intercompany eliminations, as of December 31, 1998 and 1997 and for the years then ended, is as follows:

                               1998               1997
                               ----               ----
Cash ..............        $ 5,910,000        $ 2,109,000
Accounts receivable            343,000            721,000
Other assets ......            281,000            209,000
Accounts payable ..          2,478,000          1,576,000
Revenues ..........         21,492,000          8,383,000
Operating costs ...         19,312,000          8,002,000
Net income ........          1,999,000            401,000

         Summary financial information concerning the Company's other two subsidiaries, FPC Information and Aspen, as of December 31, 1998 and 1997 and for the years then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial.

         Aspen had no revenues and incurred losses of $219,872 and $530,644 for the years fiscal ended September 30, 1996 and 1995, respectively. Aspen, whose operations commenced in March 1995, suspended its operations in September 1996. Aspen was reported as a discontinued operation at September 30, 1996. The net assets and liabilities relating to the disposal of the discontinued operation is immaterial.

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

         At December 31, 1998, the Company had net operating loss carryforwards of approximately $3,567,000, which will expire in various years through and including 2012. Certain provisions of the tax law may limit the net operating loss carryforwards available for use by the Company in the event of a significant change in the ownership interest of the Company. At December 31, 1998, the Company had a deferred tax asset of approximately $1,700,000. The deferred tax asset consists primarily of net operating loss carryforwards and was fully offset by a valuation allowance of the same amount.

         The income tax expense for the year ended December 31, 1998 of $262,106 represents state and local income taxes on the income of MKP.

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expenses as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the fiscal year ended December 31, 1998, the transition period ended December 31, 1997 and for the fiscal years ended September 30, 1997 and 1996.

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


YEAR 2000

         The Company recognizes the potential business impact relating to the Year 2000 computer system issue and has implemented a plan to assess and improve the Company's state of readiness with respect to such issue. The Year 2000 issue is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

         In recognition of the Year 2000 issue, commencing in 1998, the Company initiated a comprehensive review of its information technology systems, which the Company is dependent upon for the conduct of its business operations, as well as the computer hardware and software products, components and other equipment supplied to the Company by third parties in order to determine the adequacy of those systems in light of the Company's future business requirements. Year 2000 readiness was one of the factors considered in the review of the Company's systems. Such review included testing and analysis of the Company's systems and inquiries of third parties supplying information technology systems, computer hardware and software products and components, and other equipment to the Company in order to receive assurances from such third parties that these systems, products and components are Year 2000 compliant. The Company completed its review in January 1999.

         As a result of its review, the Company has determined that its internal financial software systems are adequate for the Company's future business needs, including Year 2000 compliance, and do not need to be replaced. Also, the Company has completed all necessary Year 2000 modifications with regard to the MARS(TM) computer software product developed by the Company's subsidiary, FPC Information Corp. The Company believes that the MARS(TM) computer software product is Year 2000 compliant.

         The Company has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying any material, remediable problems and reducing uncertainties generally, through the review procedures described above.

         The Company has not developed Year 2000 contingency plans, other than the review described above, and does not believe such plans are merited by the results of its Year 2000 review. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the possible interruption of support provided by third parties resulting from their failure to be Year 2000 compliant.

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


RESULTS OF OPERATIONS

         CHANGE IN FISCAL YEAR. In February 1998, the Company's fiscal year end was changed from September 30 to December 31. A Transition Report on Form 10-QSB was filed by the Company for the transition period commencing October 1, 1997 through December 31, 1997, pursuant to Rule 15d-10 of the Securities Exchange Act of 1934. Accordingly, the periods for which the Company's results of operations are compared for purposes of this section are the fiscal year ended December 31, 1998 and the year period ended December 31, 1997 (which is comprised of the nine month period of January 1, 1997 through September 30, 1997 and the transition period commencing October 1, 1997 through December 31, 1997) and the fiscal years ended September 30, 1997 and September 30, 1996. A separate audited balance sheet and statement of cash flows for the Company for the transition period is included in this Report on pages F-17 through F-30.


FISCAL YEAR ENDED DECEMBER 31, 1998 AND YEAR ENDED DECEMBER 31, 1997

         REVENUES. Revenues for the fiscal year ended December 31, 1998 increased by $13,108,984 or approximately 156.4% to $21,492,151 from $8,383,167 for the year ended December 31, 1997. This increase was attributable to the increased size of the merger projects for which MKP was engaged during this period. The amount of revenues generated from each of the merger projects for which MKP is retained, as well as the cost of generating such revenues, vary depending upon various factors, including the size of the merger and the number of products and services offered by the merged entity. MKP accounted for 100% of the consolidated revenues of the Company for the fiscal year ended December 31, 1998 and the year ended December 31, 1997.

         COST OF REVENUES. Cost of revenues increased by $7,917,291 or approximately 114.6% to $14,823,626 for the fiscal year ended December 31, 1998 from $6,906,335 for the year ended December 31, 1997. This increase was attributable primarily to the increased size of the merger projects for which MKP was engaged during this period.

         SALARIES AND RELATED EXPENSES. Payroll expenses increased by $1,559,698 or approximately 230.8% to $2,235,358 for the fiscal year ended December 31, 1998 from $675,660 for the year ended December 31, 1997. This increase was due primarily to increased levels of base salary and bonus compensation paid to the managing directors of MKP as well as increased compensation paid to other employees during this period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $169,293 or approximately 12.8% to $1,486,869 for the fiscal year ended December 31, 1998 from $1,317,576 for the year ended December 31, 1997. This increase reflects increased rental payments required under the Company's lease of office space for this period. However, the increase in selling, general and administrative expenses for the fiscal year ended December 31, 1998 is not considered material by the Company in view of the increased level of revenues during this period.

         OPERATING INCOME (LOSS). The Company had operating income of $2,946,298 for the fiscal year ended December 31, 1998 as compared to an operating loss of $516,404 for the year ended December 31, 1997.

         NET INCOME (LOSS). The Company had net income of $2,107,707 for the fiscal year ended December 31, 1998 as compared to a net loss of $550,738 for the year ended December 31, 1997.

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

         SALARIES AND RELATED EXPENSES. Payroll expenses increased by $80,187 or approximately 15.3% to $605,864 for the fiscal year ended September 30, 1997 from $525,677 for the fiscal year ended September 30, 1996. This increase was attributable primarily to the increase in staff employed by MKP and FPC Information during this period. MKP increased its staff during this period due to the increased complexity of certain merger-related work undertaken by MKP as well as to improve its ability to respond to various time-sensitive work requirements of its customers. FPC Information increased its staff in order to accelerate the completion of various upgrades and enhancements to the Company's MARS(TM) software product.

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

     As of December 31, 1998, the Company had working capital of $3,820,018, stockholders' equity of $4,161,826 and a working capital ratio (current assets to current liabilities) of approximately 2.34:1. As of December 31, 1998 and 1997, the Company had cash and cash equivalents of $6,287,148 and $2,256,218, respectively. The increase in cash and cash equivalents of $4,030,930 or approximately 178.7% was attributable primarily to MKP's increased revenues and operating income as well as improved revenue collection during the fiscal year ended December 31, 1998 over the year ended December 31, 1997.

     As of December 31, 1998 and 1997, the Company had accounts receivable of $342,783 and $720,616, respectively. The decrease in accounts receivable of $377,833 or approximately 52.4% was attributable primarily to differences in the timing of MKP's billing and resultant receipt of revenues. As of December 31, 1998 and 1997, the Company had accounts payable and accrued expenses of $2,841,188 and $1,908,153, respectively. The increase in accounts payable of $933,035 or approximately 48.9% was attributable primarily to differences in the timing of MKP's receipt of invoices covering expenses incurred during such periods as well as the increased level of MKP's business during the fiscal year ended December 31, 1998.

     For the years ended December 31, 1998 and 1997, the Company generated positive cash flow from operations of $4,329,565 and $673,503, respectively, primarily as a result of an increase in revenues and utilized $588,635 and $372,768 for investing activities during the years ended December 31, 1998 and 1997, respectively. Net cash provided by the Company's financing activities for the years ended December 31, 1998 and 1997 were $290,000 and $310,743, respectively.

     As of December 31, 1998, the Company had no short-term debt and no long-term debt.

     As of December 31, 1998, the Company has made no material capital commitments other than those related to non-cancelable operating leases for office space and equipment. However, the Company expects to continue to fund the operations of FPC Information Corp., its 50% owned subsidiary. For the years ended December 31, 1999, 2000, 2001 and 2002, the Company's minimum payments in connection with these leases are approximately $281,000, $281,000, $374,000 and $415,000 per year, respectively. The Company does not currently expect to spend any funds for the fiscal year ending December 31, 1999 in connection with its research and development activities.

     Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through December 31, 1999. However, there can be no assurance that the Company will not require additional financing prior to that time. The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in continuing to generate revenues and income from its MKP subsidiary and the Company's marketing efforts, including those related to MARS(TM), the ability of the Company to successfully market its services and software and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

     The Company may also seek additional financing in connection with the acquisition of one or more entities or products (or rights related thereto) or the consummation of other business combinations. Although the Company has engaged in discussions with third parties from time to time concerning potential acquisitions and other business combinations and anticipates continuing such activities in the future, the Company has no current commitments regarding such acquisitions or other business combinations.

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

ITEM 7 -- FINANCIAL STATEMENTS

     The audited consolidated financial statements of the Company for the fiscal year ended December 31, 1998 and the year ended December 31, 1997 and for the transition period commencing October 1, 1997 through December 31, 1997 are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.


ITEM 8 --         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.



                                    PART III

ITEM 9 --         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                  OF THE EXCHANGE ACT

         The following table sets forth certain information concerning the Company's directors, executive officers and key employees:


NAME                                     AGE         POSITION
----                                     ---         --------
William F. Finley                        56          President; Chief Executive Officer; Chief Financial
                                                     Officer; Chairman of the Board of Directors
Duncan G. Burke                          55          Vice President and Director
Richard Levy                             63          Secretary and Director
Ottavio Serena                           46          Director
Susan Michaelson                         41          Managing Director of MKP
Hillary Kelbick                          42          Managing Director of MKP

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

         RICHARD LEVY has served as a Director of the Company since April 1994. Since March 1998, Mr. Levy has been a Senior Vice President with Tishman Real Estate Services, a real estate consulting and brokerage firm. Until March 1998, Mr. Levy was a Senior Director at Cushman & Wakefield, Inc., a real estate consulting and brokerage firm, and was employed by such firm for more than 38 years. Mr. Levy is also a director of Mascott Corporation, a restaurant and catering company. Mr. Levy attended Muhlenberg College and Columbia University.

         OTTAVIO SERENA was elected in October 1998 by the Board of Directors, pursuant to the provisions of the Company's by-laws, to fill the vacancy resulting from the resignation of Philip L. Hage as a director in June 1997. Mr. Serena has been a consultant with Citicorp Venture Capital, a leveraged buy-out firm, since 1993. From 1993 to 1997 he was President and Director of Galaxy Energy USA, a privately held oil trading company based in Houston, Texas. From 1991 to 1993, Mr. Serena served as interim Chairman and Director of RES Associates, a Citicorp Venture Capital portfolio company. From 1987 to 1993 he was a Managing Director and co-founder of The Lynx Partners, an investment banking firm based in New York specializing in mergers and acquisitions, buy-outs and corporate finance for both U.S. and European companies. From 1982 to 1987, Mr. Serena was a Vice President for Bankers Trust Company responsible for corporate financing activities for large multinational companies. From 1977 to 1982, Mr. Serena was a management trainee and then an Assistant Treasurer for J.P. Morgan. Mr. Serena has a graduate degree in business and economics from the University of Rome. Ms. Serena is on the Advisory Board of the American Museum of Natural History.

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

     There are currently four members on the Company's Board of Directors. The Company's certificate of incorporation and by-laws authorize the Board of Directors to fix the number of authorized directors. The Company's by-laws also authorize the Board of Directors to fill any vacancy on the Board of Directors. The Company's by-laws provide that directors are to be elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. The most recent annual meeting of Shareholders of the Company was held in August 1996. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. The Company has employment agreements with each of its executive officers and key employees. Other than Mr. Finley and Ms. Michaelson who are married, there are no other family relationships between the Company's directors, executive officers and key personnel. However, Charlotte Tuck, an employee of the Company, is the wife of Ottavio Serena, a Director of the Company.


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


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). These rules are complex and difficult to interpret. Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year (or any prior fiscal year discovered prior to the filing of this Annual Report on Form 10-KSB), other than Mr. Levy (who failed to file a Form 3 in June 1994 and a Form 4 in July and October 1996 and October
1998), Mr. Burke (who failed to file a Form 3 in June 1994 and a Form 4 in January 1995 and October 1996 and October 1998), Mr. Serena (who failed to file a Form 4 in October 1998) and Mr. Finley (who failed to file a Form 3 and failed to file a Form 4 in October 1993, December 1993, October 1995 and October
1996).


CONSULTING AGREEMENTS

     In November 1996, the Company entered into a two-year, non-exclusive advisory agreement with Van Kasper & Company ("Van Kasper"). Pursuant to the terms of the agreement, the Company issued Van Kasper a three-year warrant to purchase 150,000 shares of Common Stock with an exercise price of $0.50 per share. This warrant expires in November 1999. The Company registered the shares of Common Stock underlying the warrant under a registration statement filed by the Company which was declared effective in February 1997. As of February 25, 1999, the registration statement was no longer current. Under the agreement, Van Kasper was obligated to provide general corporate advice to the Company, including advice in connection with developing relationships with analysts and market-makers and advice on investor presentations. See "Item 5 -- Market for Common Equity and Related Stockholder Matters" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

     In November 1996, the Company entered into a non-exclusive advisory agreement with Laidlaw Equities, Inc. ("Laidlaw") which provided that Laidlaw would render general corporate advice to the Company and proposed to act as a placement agent in connection with potential acquisition financing. Pursuant to the terms of the agreement, the Company issued Laidlaw a three-year warrant to purchase 150,000 shares of Common Stock with an exercise price of $0.50 per share. The Company registered the shares of Common Stock underlying the warrant under a registration statement filed by the Company which was declared effective in February 1997. As of February 25, 1999, the registration statement was no longer current. During the Company's fiscal year ended September 30, 1997, the Company advised Laidlaw that Laidlaw had abrogated the provisions of this agreement and that the three-year warrant issued to Laidlaw referred to above had been cancelled. See "Item 5 -- Market for Common Equity and Related Stockholder Matters" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."


ITEM 10 --  EXECUTIVE COMPENSATION

         The following table summarizes, for the fiscal years ended December 31, 1998 and September 30, 1997 and 1996, the compensation paid by the Company to the Company's Chief Executive Officer and to each other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company (the "named executive officers"). The table also includes information for each of Susan Michaelson and Hillary Kelbick, who are not employed by the Company but are each Managing Directors of the Company's subsidiary, Michaelson Kelbick Partners Inc. See "-- Employment Agreements."

SUMMARY COMPENSATION TABLE

                                                                                                                         LONG-TERM
                                                                   ANNUAL COMPENSATION                                  COMPENSATION
                                                                                                                           AWARDS
NAME AND                               FISCAL                                                       OTHER ANNUAL          OPTIONS/
PRINCIPAL POSITION                      YEAR            SALARY($)              BONUS($)             COMPENSATION        WARRANTS(#)
------------------                     ------           ---------              --------             ------------        -----------
William F. Finley (1)                  1998(2)          $187,000               $100,000(8)          $18,480(10)               --
Chief Executive Officer                 1997            $150,000                     --             $14,534(11)               --
                                        1996            $150,000               $ 25,000             $30,000(12)          200,000

Susan Michaelson (3)(4)                 1998            $169,000               $627,000(9)          $18,480(13)               --
Managing Director of MKP                1997            $160,000               $141,500             $15,500(14)               --
                                        1996            $127,000               $215,000             $30,000(10)          200,000(4)

Hillary Kelbick(5)                      1998            $169,000               $627,000(9)          $18,480(13)               --
Managing Director of MKP                1997            $160,000               $141,500             $15,500(14)               --
                                        1996            $127,000               $215,000             $30,000(10)          200,000(5)

Sean Brennan(6)                         1998                  --                     --                  --                   --
Member of Aspen                         1997                  --                     --                  --                   --
                                        1996            $ 83,334                     --                  --                   --

Richard Loos(7)                         1998                  --                     --                  --                   --
Member Officer of Aspen                 1997                  --                     --                  --                   --
                                        1996            $ 37,500                     --                  --                   --

 ..............................

(1) On November 11, 1993, Mr. Finley received warrants to purchase 100,000 shares of Common Stock at $0.50 per share, exercisable until August 31, 1998. On September 15, 1995, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock at $0.50 per share, exercisable until September 15, 2010. On September 16, 1996, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. All of the shares of Common Stock underlying the warrants issued to Mr. Finley were registered by the Company under a registration statement which was declared effective in February 1997. This registration statement is no longer current. Effective as of January 1, 1995, the Company entered into an employment agreement with Mr. Finley for a period of five years providing for an annual salary of $125,000.00. Effective as of July 1, 1996, the Company agreed to amend the employment agreement to increase Mr. Finley's annual salary to $150,000.00 and to grant Mr. Finley a bonus in the amount of $25,000. Effective as of October 1, 1997, the Company entered into a new employment agreement with Mr. Finley for a period of three years providing for an annual salary of $150,000. In November 1997, the Company's Board of Directors voted to grant Mr.

         Finley a bonus of $100,000. Effective as of October 1, 1998, the Company entered into a revised employment agreement with Mr. Finley providing for an increase in Mr. Finley's annual salary to $250,000 and containing revised provisions concerning change of control, termination of employment and other matters. See "-- Employment Agreements."

(2) In February 1998, the Company changed its fiscal year end from September 30 to December 31.

(3) Susan Michaelson is the wife of William F. Finley, the Company's President, Chief Executive Officer and Chief Financial Officer.

(4) As of October 1994, Ms. Michaelson received 100,000 shares of Common Stock pursuant to the terms of the Company's agreement dated October 17, 1994 with Ms. Michaelson and Hillary Kelbick. On September 16, 1996, the Company issued to Ms. Michaelson warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. Effective as of September 11, 1997, MKP entered into a new employment agreement with Ms. Michaelson for a period of three years providing for an annual salary of $150,000. Effective as of October 1, 1998, the Company entered into a revised employment agreement with Ms. Michaelson providing for an increase in Ms. Michaelson's annual salary to $250,000 and containing revised provisions concerning change of control, termination of employment and other matters. See "-- Employment Agreements."

(5) As of October 1994, 100,000 shares of common Stock were issued to Ms. Kelbick pursuant to the terms of the Company's agreement dated October 17, 1994 with Susan Michaelson and Ms. Kelbick. On September 16, 1996, the Company issued to Ms. Kelbick warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, exercisable until September 15, 2006. Effective as of September 11, 1997, MKP entered into a new employment agreement with Ms. Kelbick for a period of three years providing for an annual salary of $150,000. Effective as of October 1, 1998, the Company entered into a revised employment agreement with Ms. Kelbick providing for an increase in Ms. Kelbick's annual salary to $250,000 and containing revised provisions concerning change of control, termination of employment and other matters. See "--Employment Agreements."

(6) Mr. Brennan resigned as an officer of Aspen in July 1996 and does not currently receive any compensation from the Company.

(7) Mr. Loos resigned as an officer of Aspen in September 1996 and does not currently receive any compensation from the Company.

(8) This bonus was authorized by the Company's Board of Directors during the Company's fiscal year ended September 30, 1997 but was not paid until the Company's fiscal year ended December 31, 1998.

(9) Amount of bonus actually paid during the Company's fiscal year ended December 31, 1998. The amount of bonus accrued for the fiscal year ended December 31, 1998 was $857,000.

(10) For the year ended December 31, 1998, the Company contributed an aggregate of $18,480 for such executive under its 401-K and profit sharing plan. See "Pension Plan".

(11) For the year ended September 30, 1997, the Company contributed an aggregate of $14,534 for such executive under its 401-K and profit sharing plan. See "Pension Plan".

(12) For the year ended September 30, 1996, the Company contributed an aggregate of $30,000 for such executive under its non-contributing pension and profit sharing plan.
         See "Pension Plan."

(13) For the year ended December 31, 1998, the Company contributed an aggregate of $18,480 for such executive under its 401-K and profit sharing plan. See "Pension Plan".

(14) For the year ended September 30, 1997, the Company contributed an aggregate of approximately $15,500 for such person under its 401-K and profit sharing plan. See "Pension Plan."


STOCK OPTION AND WARRANT GRANTS IN 1997

    No options or warrants were issued by the Company to any of the "named executive officers" of the Company during the transition period commencing October 1, 1997 through December 31, 1997 or during the fiscal year ended December 31, 1998.


OPTION EXERCISES AND FISCAL YEAR-END HOLDINGS

     No options or warrants were exercised by any named executive officer for the transition period commencing October 1, 1997 through December 31, 1997 or during the fiscal year ended December 31, 1998. The following table sets forth information, as of December 31, 1998, concerning the number of shares received upon exercise of warrants, the aggregate dollar value received upon exercise, the number of shares issuable as to exercisable and nonexercisable options or warrants and the value of "in the money" options and warrants held by the Company's "named executive officers" and the Managing Directors of MKP.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                             AND FY-END OPTION VALUE


                              SHARES                                                                     VALUE OF UNEXERCISED
                             ACQUIRED                             NUMBER OF UNEXERCISED                      IN-THE-MONEY
                                ON            VALUE                 OPTIONS/WARRANTS                       OPTIONS/WARRANTS
                             EXERCISE      REALIZED(1)             AT FISCAL YEAR-END                    AT FISCAL YEAR-END(2)
          NAME                                             EXERCISABLE         UNEXERCISABLE      EXERCISABLE         UNEXERCISABLE
         ------              --------      -----------     -----------         -------------      -----------         -------------
William F. Finley                --          --              400,000                --             $376,000                --
Susan                            --          --              200,000                --             $138,000                --
Michaelson
Hillary Kelbick                  --          --              200,000                --             $138,000                --

 ..............................

(1) The value realized with regard to exercised warrants is based on the Company's estimate of the fair market value of the Common Stock underlying the warrants on the date of exercise, minus the exercise price of the warrant.

(2) The value of exercisable options and warrants is based on the volume-weighted average price of the Common Stock as reported on the OTC Bulletin Board on February 25, 1999, which was $1.69, minus the exercise price of the option or warrant, as the case may be.


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

     All directors were previously eligible for grants of stock options pursuant to the Company's 1988 Incentive Stock Option Plan. As of October 1998, the Company had granted options to two of its directors (including the chief executive officer) and two former directors under the Option Plan, representing a total of 70,000 shares, exercisable at an average exercise price of approximately $4.60 per share until October 1998. However, the Company's 1988 Incentive Stock Option Plan expired by its terms in October 1998. None of the options previously issued under such plan were exercised and such options have expired as of December 31, 1998. (See "Item 10 -- Incentive Stock Option Plan).

     In December 1994 and July 1996, Duncan Burke and Richard Levy, respectively, each received 20,000 shares of Common Stock for services rendered to the Company. In addition, in September 1996, Messrs. Burke and Levy each received warrants to purchase 50,000 shares of Common Stock at $1.00 per share exercisable until September 15, 2006. In September 1996,

Philip L. Hage, a former director of the company, received warrants to purchase 25,000 shares of Common Stock at $1.00 per share, exercisable until September 15, 2006. In November 1997, the Company issued to each of Richard Levy and Duncan Burke warrants to purchase 50,000 shares of Common Stock at $0.50 per share, exercisable until November 1999, together with "piggyback" registration rights as to the shares of Common Stock underlying the warrants. In October 1998, the Company issued to each of Richard Levy, Duncan Burke and Ottavio Serena, warrants to purchase 100,000 shares of Common Stock at $0.50 per share, exercisable until October 31, 2001. Such warrants may be exercised on a "cashless" basis and are entitled to "piggyback" registration rights as to the shares of Common Stock underlying the warrants. The Company also issued to Ottavio Serena warrants to purchase an additional 100,000 shares of Common Stock, exercisable on the same terms as the other warrants issued in October 1998, as compensation for investment banking and consulting services furnished by Mr. Serena to the Company. All of the warrants are immediately exercisable. See "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."


INCENTIVE STOCK OPTION PLAN

     In March 1988, the Company adopted an Incentive Stock Option Plan (the "Option Plan") pursuant to which 140,000 shares of Common Stock were reserved for issuance to officers, directors and key employees of the Company. Under the Option Plan, options were granted at 100% of fair market value on the date of grant (or 110% of fair market value, if the grantee was the owner of 10% or more of the Company's Common Stock as of the date of grant). As of October 1998, the Company had granted options to 5 individuals to purchase a total of 70,000 shares, exercisable at an average exercise price of approximately $4.60 per share until October 1998. However, the Company's 1988 Incentive Stock Option Plan expired by its terms in October 1998. None of the options previously issued under such plan were exercised and such options have expired as of December 31, 1998.


EMPLOYMENT AGREEMENTS

     On September 1, 1995, the Company entered into a five-year employment agreement with Mr. Finley which expired on August 31, 2000. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases as determined by the Company's Board of Directors, and Mr. Finley's salary was subsequently increased to $150,000.

     Effective as of October 1, 1997, the Company entered into a new three-year employment agreement with Mr. Finley which expires on September 30, 2000. Under the new employment agreement, Mr. Finley's initial salary was $150,000 per annum, subject to periodic increases as determined by the Company's Board of Directors. In the event of the termination of Mr. Finley's employment by reason of (a) a "change in control" (as such term is defined in the employment agreement) of the Company, (b) an uncured default by the Company under the employment agreement, (c) a material and adverse change in Mr. Finley's management functions, duties or responsibilities, (d) Mr. Finley's ceasing to be a director and the Chief Executive Officer of the Company (other than by reason of Mr. Finley's death, incapacity or resignation) or (e) an improper termination of Mr. Finley's employment by the Company, then in addition to paying Mr. Finley's salary and accrued benefits through the date of termination of employment, the

Company was obligated to pay to Mr. Finley, as severance pay, an amount equal to 200% of Mr. Finley's annual base salary rate as of the effective date of termination and to maintain through the remaining balance of the term of the employment agreement (but not less than two years from the date of termination of Mr. Finley's employment agreement) all employee benefit plans and programs in which Mr. Finley was entitled to participate. The Company agreed to pay reasonable travel and entertainment expenses incurred by Mr. Finley on behalf of the Company and to provide Mr. Finley with a leased automobile. Pursuant to this employment agreement, if Mr. Finley did not elect not to renew his employment agreement at the expiration of the term and the Company did not elect to renew Mr. Finley's employment upon the expiration of the term thereof, then Mr. Finley was entitled to receive a severance payment of $100,000. Pursuant to the terms of the employment agreement, for a period of one year after the expiration or termination of the employment agreement, Mr. Finley was prohibited from disrupting any relationships, contractual or otherwise, between the Company and any of its customers, clients, employees or independent contractors.

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

     Mr. Finley's executive employment agreement does not provide for the issuance of any Common Stock, warrants or options. On September 15, 1995, the Company granted Mr. Finley warrants to purchase 200,000 shares of the Common Stock with an exercise price of $0.50 per share, exercisable through September 15, 2010. Additionally, on September 16, 1996, the Company granted Mr. Finley warrants to purchase 200,000 shares of the Common Stock with an exercise price of $1.00 per share, exercisable through September 15, 2006. All of these warrants are immediately exercisable.

     In October 1994, MKP entered into executive employment agreements with each of Ms. Michaelson and Ms. Kelbick for a term of three years ending on October 17, 1997. Under the terms of the agreements, the initial annual salary of Ms. Michaelson and Ms. Kelbick was $80,000. The annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was subsequently increased to $115,000.

     Effective as of September 11, 1997, MKP entered into a new three-year employment agreement with each of Ms. Michaelson and Ms. Kelbick which expires on September 10, 2000. Under the new agreements, the initial annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was $150,000, subject to periodic increases to be determined by MKP's Board of Directors. The employment agreements further provide for an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage, determined annually by the Board of Directors (not to exceed 30% in the aggregate) of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. For the year ended December 31, 1998, Ms. Michaelson and Ms. Kelbick together received payment of an aggregate of approximately $1,254,000 under the incentive program. Ms. Michaelson and Ms. Kelbick have the option to receive all or a portion of any bonus payment by means of issuance of securities of the Company.

     Pursuant to these employment agreements, if either Ms. Michaelson or Ms. Kelbick does not elect not to renew her respective employment agreement with MKP at the expiration of the term and MKP elects not to renew the employment agreement, the respective executive will be entitled to receive a severance payment in the amount of $250,000. These employment agreements provide each of Ms. Michaelson and Ms. Kelbick with a clothing expense allowance of $10,000 for each year of the term of the agreement and a leased automobile throughout the term. In the event of the termination of employment of either Ms. Michaelson or Ms. Kelbick by reason of (a) a "change in control" (as such term is defined in the employment agreement) of MKP or the Company, (b) an uncured default by MKP under the employment agreement, (c) a material and adverse change in the management functions, duties or responsibilities of the employee or (d) an improper termination by MKP of employment of the employee, then in addition to paying all salary and accrued benefits through the date of termination of employment, MKP shall be obligated to pay to the employee, as severance pay, an amount equal to 200% of the employee's annual base salary rate in effect as of the date of termination and to maintain through the remaining balance of the term of the employment agreement (but not less than two years from the date of termination of the employee's employment agreement) all employee benefit plans and programs in which the employee was entitled to participate. For a period of one year after the expiration or termination of the respective employment agreements, Ms. Michaelson and Ms. Kelbick may not disrupt or interfere with any relationship, contractual or otherwise, between MKP and any of its customers, clients, employees or independent contractors.

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

         In January, 1997, the Company established a 401(k) salary deferred benefit plan covering substantially all employees who have met certain requirements. The plan requires contributions by the Company equal to 50% up to a maximum of 3% of each participant's contribution percentage. In September, 1997, the Company amended its 401(k) plan to provide a provision for discretionary profit sharing plan contributions. Total contributions to the plan (401(k) and profit sharing) were approximately $127,000 for the year ended December 31, 1998.

ITEM 11 --        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

     The following table sets forth, as of February 25, 1999, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and executive officer of the Company, (iii) each of the Company's "named executive officers" as determined in accordance with the rules and regulations of the Commission, (iv) each of the managing directors of the Company's subsidiary and (v) all directors and executive officers of the Company as a group. The following information is based in part upon data furnished by the persons indicated below:


                                                        NUMBER OF SHARES
BENEFICIAL OWNER                                      BENEFICIALLY OWNED(1)                       PERCENT OF CLASS(1)
----------------                                      ---------------------                       -------------------
Robert S. Trump(2)                                          5,555,422                                    58.7%
William F. Finley(3)                                         675,000                                      6.7%
Duncan G. Burke(4)                                           220,000                                      2.3%
Richard Levy(5)                                              220,000                                      2.3%
Ottavio Serena(6)                                            266,000                                      2.7%
Susan Michaelson(7)                                          275,000                                      2.8%
Hillary Kelbick(8)                                           275,000                                      2.8%
All directors and executive
officers as a group (4 persons)                             1,381,000                                    13.1%



 ..............................

(1) Based upon an aggregate of 9,471,534 shares of Common Stock outstanding as of February 25, 1999, plus, for each listed beneficial owner, the number of shares which such person has the right to acquire within 60 days of February 25, 1999.

(2) The address of Mr. Trump is c/o Trump Management, Inc. 2611 West Second Street, Brooklyn, New York 11223. For further information concerning Mr. Trump's relationships to the Company, see "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Principal Stockholders."

(3)      Includes: (i) 75,000 shares of Common Stock held by Susan Michaelson;
         (ii) 200,000 shares issuable upon the exercise of warrants granted on September 15, 1995; (iii) 200,000 shares issuable upon the exercise of warrants granted on September 16, 1996; and (iv) 200,000 shares issuable upon the exercise of warrants granted to Susan Michaelson on September 16, 1996. Susan Michaelson is the wife of Mr. Finley and a Managing Director and 10% stockholder of MKP. Mr. Finley disclaims beneficial ownership of the shares beneficially owned by his wife. The address of Mr. Finley is 335 Madison Avenue, New York, New York 10017.

(4) Includes 50,000 shares issuable upon the exercise of warrants granted to Mr. Burke on September 16, 1996, 50,000 shares issuable upon the exercise of warrants granted to Mr. Burke on December 29, 1997 and 100,000 shares issuable upon the exercise of warrant granted to Mr. Burke on October 21, 1998. The address of Mr. Burke is c/o Burke Capital, Two Greenwich Plaza, P.O. Box 628, Greenwich, Connecticut 06836.

(5) Includes 50,000 shares issuable upon the exercise of warrants granted to Mr. Levy on September 16, 1996, 50,000 shares issuable upon the exercise of warrants granted to Mr. Levy on December 29, 1997 and 100,000 shares issuable upon the exercise of warrants granted to Mr. Levy on October 21, 1998. The address of Mr. Levy is c/o Tishman Real Estate Services, 40 Wall Street, New York, New York 10005.

(6) Includes 200,000 shares issuable upon the exercise of warrants granted to Mr. Serena on October 21, 1998. Also includes 1,000 shares of Common Stock and 50,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Serena's wife, Charlotte Tuck, an employee of the Company. The address of Mr. Serena is 399 Park Avenue, 14th Floor, New York, New York 10043.

(7) Includes: (i) 200,000 shares issuable upon the exercise of warrants granted on September 16, 1996. Does not include any equity securities of the Company beneficially owned by Ms. Michaelson's husband, William
         F. Finley, the Company's Chairman of the Board, President and Chief Executive Officer. Ms. Michaelson disclaims beneficial ownership of the shares beneficially owned by her husband. The address of Ms. Michaelson is 335 Madison Avenue, New York, New York 10017.

(8) Includes 200,000 shares issuable upon the exercise of warrants granted to Ms. Kelbick on September 16, 1996. The address of Ms. Kelbick is 335 Madison Avenue, New York, New York 10017.



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

TRANSACTIONS WITH PRINCIPAL STOCKHOLDERS

     ROBERT S. TRUMP. In January 1993, Robert S. Trump (who as of February 25, 1999 beneficially owned approximately 57.9% of the Common Stock) loaned the Company an aggregate of $125,000 in connection with the recommencement of its operations. The loan was evidenced by a secured, exchangeable promissory note which bore interest at the rate of 10% per annum and was due on December 31, 1995 (the "Exchangeable Note"). The indebtedness under the Exchangeable Note was secured by a first priority security interest in the Company's accounts receivable, contract rights and rights relating to certain computer software. In connection with the issuance of the Exchangeable Note, Mr. Trump received warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.3125 per share, which were exercisable until January 6, 1998.

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

     In April 1995, Mr. Trump loaned the Company an aggregate of $250,000 pursuant to a secured promissory note (the "Fifth Secured Promissory Note"). The net proceeds therefrom were utilized by the Company primarily in connection with the further development of Aspen's operations. Pursuant to agreements between Mr. Trump and the Company dated April 6, 1995, this note was consolidated, cross-collateralized and cross-defaulted with the indebtedness under the Consolidated Note and contained identical terms. During the period from March to November 1996, all of the Company indebtedness held by Mr. Trump plus accrued interest thereon, including all of the indebtedness represented by the Exchangeable Note, the Consolidated Note and the Fifth Secured Promissory Note, as well as other indebtedness of the Company held by Mr. Trump in the form of demand loans was converted into Common Stock, at an exchange rate to $1.00 per share.

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

     As of December 24, 1996, all of the warrants to purchase Common Stock held by Mr. Trump were exercised.

     In October 1997, Mr. Trump purchased from the Company an additional 30% equity interest in FPC Information for a purchase price of $225,000. Accordingly, as of February 25, 1999, Mr. Trump owns a 50% equity interest in FPC Information and the Company owns a 50% equity interest in FPC Information.

     In March 1998, Mr. Trump purchased from the Company 1,000,000 shares of Common Stock for a purchase price of $0.20 per share, as part of a private placement by the Company.

     For further information concerning certain other arrangements between the Company and its principal stockholders. See "Item 1 -- Description of Business."


TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

     WILLIAM F. FINLEY. In November 1993, Mr. Finley, the Company's Chief Executive Officer and President who as of February 25, 1999 may be deemed to beneficially own approximately 6.7% of the Company's outstanding Common Stock, received warrants to purchase 100,000 shares of Common Stock with an exercise price of $0.50 per share, which warrants were exercisable until August 31, 1998. In November 1995, Mr. Finley sold 40,000 of these warrants to a shareholder and former director of the Company. In November 1996, Mr. Finley exercised a portion of these warrants and received 49,414 shares of Common Stock. As of December 31, 1998, all of these remaining warrants held by Mr. Finley had expired. On September 15, 1995, the Company issued to Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $0.50 per share, which warrants are exercisable through September 15, 2010, in consideration of Mr. Finley's past services performed on behalf of the Company. On September 16, 1996, the Company issued Mr. Finley warrants to purchase 200,000 shares of Common Stock with an exercise price of $1.00 per share, which warrants are exercisable through September 15, 2006, in consideration of Mr. Finley's past services performed on behalf of the Company. All of the warrants which have been issued by the Company to Mr. Finley are exercisable immediately.

     DUNCAN G. BURKE, currently the Vice President and a Director of the Company, was a Senior Vice President of Laidlaw Holdings Asset Management, Inc. from 1992 to 1994. That firm acted as a consultant to the Company during 1994 and 1995. To date, neither Mr. Burke nor Laidlaw Holdings Asset Management, Inc. received any compensation from the Company for services performed other than as described in this Annual Report on Form 10-KSB. As consideration for past services performed by Mr. Burke on behalf of the Company, in December 1994 Mr. Burke received 20,000 shares of Common Stock, in September 1996 Mr. Burke received warrants to purchase 50,000 shares of Common Stock which are exercisable at $1.00 per share for a ten-year period, in December 1997 Mr. Burke received warrants to purchase 50,000 shares of Common Stock which are exercisable at $0.50 per share through November 1999 and in October 1998, Mr. Burke received warrants to purchase 100,000 shares of Common Stock which are exercisable at $0.50 per share through October 31, 2001. The shares of Common Stock issued to Mr. Burke in December 1994 and the shares of Common Stock underlying the warrants issued to Mr. Burke in September 1996 were registered by the Company under a registration statement which was declared effective in February 1997. As of February 25, 1999, this registration statement was no longer current. The shares of Common Stock underlying the warrants issued to Mr. Burke in December 1997 and in October 1998 are entitled to "piggyback" registration rights. The warrants issued to Mr. Burke in October 1998 are entitled to "cashless exercise" rights. All of the warrants owned by Mr. Burke are immediately exercisable. Mr. Burke was also a Vice President of Laidlaw Equities, Inc. during 1991 and 1992. In February 1999, the Company agreed that in the event of any corporate financial transaction involving the Company, such as the acquisition of another company or business by the Company, a sale or merger of the Company, or a private offering or other sale or placement of equity or debt by the Company, with respect to which any of the current outside directors of the Company (i.e., Messrs. Burke, Levy and Serena) shall act as the procuring party or shall otherwise have been entitled to payment of a fee or commission if such outside director were an independent third party, then in any such event, such outside director shall be entitled to payment of a fee or commission from the Company in an amount which shall be fair, reasonable and customary in the financial or banking industry with regard to such transaction as if such fee or commission were negotiated on an arms-length basis with an unaffiliated third party such as an independent investment banking firm. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements."

     RICHARD LEVY, currently the Secretary and a Director of the Company, was previously a Senior Director at Cushman & Wakefield, which firm acted as a real estate broker with regard to the Company's lease of a portion of the 8th floor at 335 Madison Avenue, New York, New York in October 1996. The Company was not obligated to pay any commissions to Mr. Levy in connection with the lease. However, Cushman & Wakefield did receive brokerage commissions from the lessor in connection with the consummation of the lease with the Company. As consideration for past services performed by Mr. Levy on behalf of the Company, in July 1996, Mr. Levy received 20,000 shares of Common Stock, in September 1996, Mr. Levy received warrants to purchase 50,000 shares of Common Stock exercisable at $1.00 per share for a ten-year period, in December 1997 Mr. Levy received warrants to purchase 50,000 shares of Common Stock which are exercisable at $0.50 per share through November 1999 and in October 1998, Mr. Levy received warrants to purchase 100,000 shares of Common Stock which are exercisable at $0.50 per share through October 31, 2001. The shares of Common Stock issued to Mr. Levy in July 1996 and the shares of Common Stock underlying the warrants issued to Mr. Levy in September 1996 were registered by the Company under a registration statement which was declared effective in February 1997. As of February 25, 1999, this registration statement was no longer current. The shares of Common Stock underlying the warrants issued to Mr. Levy in December 1997 and in October 1998 are entitled to "piggyback" registration rights. The warrants issued to Mr. Levy in October 1998 are entitled to "cashless exercise" rights. All of the warrants owned by Mr. Levy are exercisable immediately. In February 1999, the Company agreed that in the event of any corporate financial transaction involving the Company, such as the acquisition of another company or business by the Company, a sale or merger of the Company, or a private offering or other sale or placement of equity or debt by the Company, with respect to which any of the current outside directors of the Company (i.e., Messrs. Burke, Levy and Serena) shall act as the procuring party or shall otherwise have been entitled to payment of a fee or commission if such outside director were an independent third party, then in any such event, such outside director shall be entitled to payment of a fee or commission from the Company in an amount which shall be fair, reasonable and customary in the financial or banking industry with regard to such transaction as if such fee or commission were negotiated on an arms-length basis with an unaffiliated third party such as an independent investment banking firm. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements."

     OTTAVIO SERENA is currently a Director of the Company. In October 1998, Mr. Serena received warrants to purchase 100,000 shares of Common Stock which are exercisable at $0.50 per share through October 31, 2001. In October 1998, the Company also issued to Mr. Serena warrants to purchase an additional 100,000 shares of Common Stock on the same terms as the other warrants issued in October 1998, as compensation for certain investment banking and consulting services furnished by Mr. Serena to the Company. The shares of Common Stock underlying these warrants are entitled to "piggyback" registration rights. All of these warrants are entitled to "cashless exercise" rights and are immediately exercisable. In February 1999, the Company agreed that in the event of any corporate financial transaction involving the Company, such as the acquisition of another company or business by the Company, a sale or merger of the Company, or a private offering or other sale or placement of equity or debt by the Company with respect to which any of the current outside directors of the Company (i.e., Messrs. Burke, Levy and Serena) shall act as the procuring party or shall otherwise have been entitled to payment of a fee or commission if such outside director were an independent third party, then in any such event, such outside director shall be entitled to payment of a fee or commission from the Company in an amount which shall be fair, reasonable and customary in the financial or banking industry with regard to such transaction as if such fee or commission were negotiated on an arms-length basis with an unaffiliated third party such as an independent investment banking firm. See "Item 9 -- Directors, Executive Officers, Promoter and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements.

     PHILIP L. HAGE is a former Director of the Company and is currently a Vice President of Van Kasper & Company. As consideration for past services performed by Mr. Hage on behalf of the Company, in September 1996, Mr. Hage received warrants to purchase 25,000 shares of Common Stock exercisable at $1.00 per share for a ten-year period. The shares of Common Stock underlying the warrants issued to Mr. Hage were registered by the Company under a registration statement which was declared effective in February 1997. As of February 25, 1999, this registration statement was no longer current. These warrants are exercisable immediately. Van Kasper provided advisory services to the Company pursuant to the terms of a two-year, non-exclusive advisory agreement. As of February 25, 1999, this advisory agreement had expired by its terms. Mr. Hage resigned as a director of the Company effective as of June 30, 1997. See "Item 9 -- Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements."

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

     HILLARY KELBICK is the Vice President and Secretary and a Managing Director of the Company's subsidiary, MKP. As of October 1994, Ms. Kelbick received 100,000 shares of Common Stock pursuant to the terms of the Managing Director's Agreement dated October 18, 1994 by and among the Company, Ms. Kelbick and MKP. On September 16, 1996, Ms. Kelbick received warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share for a ten-year period, for services previously rendered to the Company. See "Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act -- Consulting Agreements."

         For further information concerning employment agreements and certain other arrangements between the Company and its directors and executive officers and other persons, see "Item 10 -- Executive Compensation."

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

         10.44 Letter agreement dated August 10, 1994 between the Registrant and Management Technologies, Inc. concerning the conversion of the MARS-TM-product to Windows IBM (incorporated by reference to Exhibit 10.44 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

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

         10.71 Executive Employment Agreement dated as of September 11, 1997 between the Registrant and William F. Finley (incorporated by reference to Exhibit 10.71 to Report on Form 10-KSB for the fiscal year ended September 30, 1997).


         10.72 Managing Director's Agreement dated as of September 11, 1997 between the Registrant's subsidiary, MKP, and Susan Michaelson (incorporated by reference to Exhibit 10.72 to Report on Form 10-KSB for the fiscal year ended September 30,
                  1997).

         10.73 Managing Director's Agreement dated as of September 11, 1997 between the Registrant's subsidiary, MKP, and Hillary Kelbick (incorporated by reference to Exhibit 10.73 to Report on Form 10-KSB for the fiscal year ended September 30, 1997).

         10.74 Form of Warrant dated as of December 29, 1997 issued to Duncan Burke (incorporated by reference to Exhibit 10.74 to Report on Form 10-KSB for the fiscal year ended September 30, 1997).

         10.75 Form of Warrant dated as of December 29, 1997 issued to Richard Levy (incorporated by reference to Exhibit 10.75 to Report on Form 10-KSB for the fiscal year ended September 30,
                  1997).

         10.76 Stock Purchase Agreement dated as of October 1, 1997 by and between the Company and Robert S. Trump (incorporated by reference to Exhibit 10.76 to Report on Form 10-KSB for the fiscal year ended September 30, 1997).

         10.77. First Amendment to Executive Employment Agreement by and among the Company, FPC Information Corp. and William F. Finley dated as of October 1, 1998 (incorporated by reference to Exhibit
                  10.77 to Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

         10.78. First Amendment to Managing Director's Agreement between MKP and Susan Michaelson dated as of October 1, 1998 (incorporated by reference to Exhibit 10.78 to Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

         10.79. First Amendment to Managing Director's Agreement between MKP and Hillary Kelbick dated as of October 1, 1998 (incorporated by reference to Exhibit 10.79 to Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

         10.80. Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

         10.81. Form of Warrant dated as of October 21, 1998 between the Registrant and Richard Levy.

         10.82. Form of Warrant dated as of October 21, 1998 between the Registrant and Duncan G. Burke.

         10.83. Form of Warrant dated as of October 21, 1998 between the Registrant and Ottavio Serena.

         10.84. Form of Warrant dated as of October 21, 1998 between the Registrant and Gary S. Friedman.

         10.85. Form of Warrant dated as of October 21, 1998 between the Registrant and Charlotte Tuck.

         10.86. Form of Warrant Agreement dated as of October 21, 1998 covering warrants issued to Richard Levy, Duncan G. Burke, Ottavio Serena, Gary S. Friedman and Charlotte Tuck.

         21.1     Subsidiaries of Registrant.

         27.1     Financial Data Schedule.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 3, 1999

                                             FINANCIAL PERFORMANCE CORPORATION



                                             By: /s/ WILLIAM F. FINLEY
                                                 ----------------------------
                                                  William F. Finley
                                                  Chief Executive Officer
                                                  and President


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                              TITLE                                          DATE
---------                                              -----                                          ----
 /s/ WILLIAM F. FINLEY                    Chief Executive Officer and President;                   March 3, 1999
----------------------------              (Principal Executive Officer and
William F. Finley                         Principal Financial and Accounting
                                          Officer)

/s/ RICHARD LEVY                          Secretary and Director                                   March 3, 1999
----------------------------
Richard Levy

/s/ DUNCAN G. BURKE                       Vice President and Director                              March 3, 1999
----------------------------
Duncan G. Burke

/s/ OTTAVIO SERENA                        Director                                                 March 3, 1999
----------------------------
Ottavio Serena

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

                     YEARS ENDED DECEMBER 31, 1998 AND 1997







                                TABLE OF CONTENTS




                                                                            Page
                                                                             No.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-2

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets                                                         F-3

      Statements of Operations                                               F-4

      Statements of Cash Flows                                               F-5

      Statements of Changes in Stockholders' Equity                          F-6

      Notes to Financial Statements                                          F-7

                                  [LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Financial Performance Corporation and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Financial Performance Corporation and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Performance Corporation and Subsidiaries as of December 31, 1998 and 1997 and the results of its consolidated operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ Goldstein and Morris

New York, New York
February 23, 1999

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



ASSETS
                                                                      1998            1997
                                                                   -----------     -----------
Current assets
    Cash and cash equivalents                                      $ 6,287,148     $ 2,256,218
    Accounts receivable                                                342,783         720,616
    Prepaid expenses and other current assets                           31,275          79,110
                                                                   -----------     -----------

          Total current assets                                       6,661,206       3,055,944

Property and equipment, net of accumulated depreciation                213,729         198,963
Software development costs                                                  --         135,605
Investment in subsidiary                                               666,039         426,000
Other assets                                                           310,086         303,806
                                                                   -----------     -----------

                                                                   $ 7,851,060     $ 4,120,318
                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                          $ 2,841,188     $ 1,908,153
                                                                   -----------     -----------

          Total current liabilities                                  2,841,188       1,908,153
                                                                   -----------     -----------

Minority interest in consolidated subsidiaries                         848,046         448,046
                                                                   -----------     -----------

Stockholders' equity
    Common stock - authorized 50,000,000 shares of $.01 par
        value per share: issued and outstanding 9,471,534 as of
        December 31, 1998; 8,021,534 as of December 31, 1997            94,715          80,215
    Additional paid in capital                                       7,756,261       7,480,761
    Accumulated (deficit)                                           (3,689,150)     (5,796,857)
                                                                   -----------     -----------

          Total stockholders' equity                                 4,161,826       1,764,119
                                                                   -----------     -----------

                                                                   $ 7,851,060     $ 4,120,318
                                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                         1998             1997
                                                     ------------     -------------
Revenues                                             $ 21,492,151     $  8,383,167
                                                     ------------     -------------

Costs and expenses
    Cost of revenues                                   14,823,626        6,906,335
    Salaries and related expenses                       2,235,358          675,660
    Selling, general and administrative                 1,486,869        1,317,576
                                                     ------------     -------------

                                                       18,545,853         8,899,571
                                                     -------------    -------------

          Operating income (loss)                       2,946,298         (516,404)
                                                     ------------     -------------

Other income (expense):
    Interest income                                        80,515           48,444
    Minority interest in earnings of subsidiaries        (657,000)         (53,600)
                                                     ------------     -------------

                                                         (576,485)           (5,156)
                                                     ------------     -------------

Income (loss) before income taxes                       2,369,813          (521,560)

Income taxes                                              262,106            29,178
                                                     ------------     -------------

Net income (loss)                                    $  2,107,707     $    (550,738)
                                                     ============     =============

Earnings (loss) per common share:
     Basic                                           $       . 24     $        (.06)
     Diluted                                                 . 23              (.06)

   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                    1998            1997
                                                                                 -----------     -----------
Cash flows from operating activities:
Net Income (loss)                                                                $ 2,107,707     $  (550,738)
Adjustments to reconcile to net cash provided by operating
   activities:
   Depreciation and amortization                                                     212,435         152,392
   Minority interest in earnings of consolidated subsidiaries                        657,000          53,600

   Increase (decrease) in cash flows from operating activities resulting from changes in:
        Accounts receivable                                                          377,833         376,942
        Prepaid expenses and other current assets                                     47,835          82,587
        Other assets                                                                  (6,280)       (143,550)
        Accounts payable and accrued expenses                                        933,035         702,270
                                                                                 -----------     -----------

Net cash provided by operating activities                                          4,329,565         673,503
                                                                                 -----------     -----------

Cash flows from investing activities:
   Acquisition of equipment                                                          (89,635)       (154,591)
   Software development costs                                                             --        (210,177)
   Investment in subsidiary                                                         (499,000)         (8,000)
                                                                                 -----------     -----------

                Net cash used in investing activities                               (588,635)       (372,768)
                                                                                 -----------     -----------

Cash flows from financing activities:
    Proceeds from sale of common shares                                              290,000         140,743
     Subsidiary company stock issued to minority shareholder                              --         170,000
                                                                                 -----------     -----------

                Net cash provided by financing activities                            290,000         310,743
                                                                                 -----------     -----------

Net increase in cash                                                               4,030,930         611,478

Cash and cash equivalents, beginning of year                                       2,256,218       1,644,740
                                                                                 -----------     -----------

Cash and cash equivalents, end of year                                           $ 6,287,148     $ 2,256,218
                                                                                 ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes:                                                    $   201,535     $    23,000
                                                                                 ===========     ===========

   The accompanying notes are an integral part of these financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                               Additional
                                       Common Stock              Paid In      Accumulated
                                   Shares        Par Value       Capital        Deficit          Total
                                 -----------    -----------    -----------    -----------     -----------
Balance, January 1, 1998           8,021,534    $    80,215    $ 7,480,761    $(5,796,857)    $ 1,764,119

Issuance of shares in private
placement, net of costs            1,450,000         14,500        275,500             --         290,000

Net income                                --             --             --      2,107,707       2,107,707
                                 -----------    -----------    -----------    -----------     -----------

Balance, December 31,1998          9,471,534    $    94,715    $ 7,756,261    $(3,689,150)    $ 4,161,826
                                 ===========    ===========    ===========    ===========     ===========



Balance, January 1, 1997           7,850,782    $    78,508    $ 7,341,725    $(5,246,119)    $ 2,174,114

Issuance of shares in private
  placement, net of costs            170,752          1,707        139,036             --         140,743

Net income (loss)                         --             --             --       (550,738)       (550,738)
                                 -----------    -----------    -----------    -----------     -----------

Balance, December 31, 1997         8,021,534    $    80,215    $ 7,480,761    $(5,796,857)    $ 1,764,119
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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(1) Principles of Consolidation (continued)

      Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of December 31, 1998 and 1997 and for the years then ended, is as follows:


                                                   1998                 1997
                                                -----------          -----------
Cash                                            $ 5,910,000          $ 2,109,000
Accounts receivable                                 343,000              721,000
Other assets                                        281,000              209,000
Accounts payable                                  2,478,000            1,576,000
Revenues                                         21,492,000            8,383,000
Operating costs                                  19,312,000            8,002,000
Net income                                        1,999,000              401,000

      Intercompany management fees of $1,714,000 and $336,526 were included in operating costs for the years ended December 31, 1998 and 1997, respectively. These amounts were eliminated upon consolidation.

      Condensed financial information for the Company's other subsidiary, FPC Information Corp. for the years ended December 31, 1998 and 1997 has not been separately disclosed. This entity had no revenues and it's assets and liabilities are immaterial.

(2) Revenue recognition

      Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

(3) Software Development Costs and Amortization

      Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the years ended December 31, 1998 and 1997.

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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


(3) Software Development Costs and Amortization (continued)

      Software Development Costs are are summarized as follows:


                                                     1998                1997
                                                   ---------           ---------
Balance, beginning of year                         $ 135,605           $ 135,605
    Additions                                             --                  --
    Amortization                                    (135,605)                 --
                                                   ---------           ---------

Balance, end of year                               $      --           $ 135,605
                                                   =========           =========


(4) Earnings (loss) per common share

      Basic earnings (loss) per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

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

(7) Depreciation and amortization

      Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, 5 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

      Amortization of an intangible asset, a customer list of $164,000, included on the balance sheet under the caption, other assets, is being amortized on the straight line basis, over ten years.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(7) Depreciation and amortization (continued)

Property and equipment consists of the following:


                                                            1998          1997
                                                          --------      --------
Computer equipment                                        $192,513      $107,275
Furniture and fixtures                                     159,978       155,580
Leasehold improvements                                      33,977        33,977
                                                          --------      --------

                                                           386,468       296,832
Less: accumulated depreciation and amortization            172,739        97,869
                                                          --------      --------

                                                          $213,729      $198,963
                                                          ========      ========

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

      At December 31, 1998, the Company has net operating loss carryforwards of approximately $3,567,000, which expire in various years through 2012, available to offset future taxable income. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. At December 31, 1998, the Company had a deferred tax asset amounting to approximately $1,700,000. The deferred tax asset consists primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount.

      The income tax expense for the for the years ended December 31, 1998 and 1997 represents state and local income taxes on the income of MKP.

      Income tax expense for the years ended December 31, 1998 and 1997 is reconciled to Federal statutory rates as follows:

                                                       1998              1997
                                                     ---------         ---------
Income taxes at statutory rates                      $ 782,000         $      --
Utilization of loss carryforwards                     (782,000)               --
State and local income taxes                           262,106            29,178
                                                     ---------         ---------

    Income taxes                                     $ 262,106         $  29,178
                                                     =========         =========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE C - SIGNIFICANT CUSTOMERS

      For the year ended December 31, 1998, three customers of the Company's subsidiary, MKP, accounted for 82% of the Company's consolidated revenues in the following respective percentages:


Customer A                        55%
Customer B                        18%
Customer C                        10%
                                ----
                                  83%
                                ====

      The total accounts receivable from these customers at December 31, 1998 amounted to 70% of the total accounts receivable balance.


NOTE D - WARRANTS TO PURCHASE COMMON STOCK

      At December 31, 1998, the Company had outstanding warrants as follows:


Number of                                   Exercise              Expiration
 Shares                                       Price                  Date
 ------                                       -----                  ----
250,000                                       $ .50           November 30, 1999
550,000                                         .50           October 31, 2001
725,000                                        1.00           September 15, 2006
 20,000                                        1.00           September 16, 2006
200,000                                         .50           September 15, 2010

NOTE E - INCENTIVE STOCK OPTION PLAN

      In March 1988, the Company adopted a stock option plan. The plan provides for the granting of options to purchase up to 140,000 shares of common stock to key employees, officers and directors at an exercise price equal to fair market value at the date of grant. The right to exercise options granted under the plan commences one year from the date of the grant and such options are exercisable in increments of 25% each year provided employment with the Company is continuous. The plan expired by its terms in October 1998.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Presented below is a summary of the status of the Company's stock options:

                                               1998                  1997
                                        ------------------     -----------------
                                                   Weighted              Weighted
                                        Shares     Average     Shares     Average
                                         under     Exercise     under     Exercise
                                        Options     Price      Options     Price
                                        -------      -----     -------     -----
Balance, beginning of year               70,000      $2.31      70,000     $2.31

Granted                                      --         --          --        --
Exercised                                    --         --          --        --
Expired                                 (70,000)      2.31          --        --
                                        -------      -----     -------     -----

Balance, end of year                         --      $  --      70,000     $2.31
                                        =======      =====     =======     =====


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

      In September, 1997, the Company amended its 401(k) plan to provide a provision for discretionary profit sharing plan contributions. Total contributions to the plan, (401(k) and profit sharing), were $127,000 and $82,000 for the years ended December 31, 1998 and 1997, respectively.


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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


      Minimum payments for the leased properties for subsequent years are as follows:


Years Ending
December 31,
------------
1999                                                                  $  281,000
2000                                                                     281,000
2001                                                                     374,000
2002                                                                     415,000
2003                                                                     419,000
Thereafter                                                             1,292,000
                                                                      ----------
                                                                      $3,062,000
                                                                      ==========

Rent and equipment leasing expense for the years ended December 31, 1998 and 1997 was $370,734 and $330,669, respectively.


NOTE H - EMPLOYMENT AGREEMENTS

      On September 1, 1995, the Company entered into a five year employment agreement with Mr. Finley which expires on August 31, 2000. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases as determined by the Company's Board of Directors, Mr. Finley's salary was subsequently increased to $150,000.

      Effective as of October 1, 1997, the Company entered into a new three year employment agreement with Mr. Finley which expires on September 30, 2000. Under this employment agreement, Mr. Finley's initial salary was $150,000 per annum, subject to periodic increases as determined by the Company's Board of Directors. In the event of the termination of Mr. Finley's employment by reason of a "change in control" (as such term is defined in the employment agreement) of the Company or certain other events, then in addition to paying Mr. Finley's salary and accrued benefits through the date of termination of employment, the company shall be obligated to pay to Mr. Finley, as severance pay, an amount equal to 200% of Mr. Finley's annual base salary rate as of the effective date of termination and to maintain through the remaining balance of the term of the employment (but not less than two years from the date of termination of Mr. Finley's employment agreement) all employee benefit plans and programs in which Mr. Finley was entitled to participate. The Company agreed to pay reasonable travel and entertainment expenses incurred by Mr. Finley on behalf of the Company and to provide Mr. Finley with a leased automobile. If Mr. Finley does not elect not to renew his employment agreement at the expiration of the term and the Company does not elect to renew Mr. Finley's employment upon the expiration of the term thereof, then Mr. Finley was entitled to receive a severance payment of $100,000.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE H - EMPLOYMENT AGREEMENTS (continued)

      Effective as of October 1, 1998, the Company amended its employment agreement with Mr. Finley to increase Mr. Finley's annual salary from $150,000 to $250,000 and to increase Mr. Finley's severance payment in the event Mr. Finley does not elect not to renew his employment agreement at the expiration of the term thereof and the Company does not elect to renew Mr. Finley's employment upon the expiration of the term thereof from $100,000 to $350,000. The $350,000 severance payment to Mr. Finley would also become due if Mr. Finley's employment agreement is terminated by reason of the Company's breach thereof. If Mr. Finley elects not be renew the employment agreement upon the expiration of the term thereof, Mr. Finley will be entitled to a severance payment of $250,000. The amended employment agreement with Mr. Finley also provides that (i) if the Company elects not to renew the employment agreement with Mr. Finley upon the expiration of the term thereof, (ii) Mr. Finley terminates the employment agreement due to a "change in control" of the Company or MKP or (iii) the Company terminates the employment agreement in breach of the terms thereof, then in addition to the cash severance payments provided for, Mr. Finley will be entitled to receive common stock of the Company, with "piggy-back" registration rights, equal in value to the difference, if any, between the fair market value of all stock and warrants of the Company then owned by Mr. Finley and $1,000,000.

      In October, 1994, MKP entered into executive employment agreements with each of Ms. Michaelson and Ms. Kelbick for a term of three years ending October 17, 1997. Under the terms of the agreements, the initial annual salary of Ms. Michaelson and Ms. Kelbick was $80,000. The annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was subsequently increased to $115,000. Effective as of September 11, 1997, MKP entered into a new three year employment agreement with each of Ms. Michaelson and Ms. Kelbick which expires on September 10, 2000. Under these agreements, the initial annual base salary payable to each of Ms. Michaelson and Ms. Kelbick is $150,000, subject to periodic increases as shall be determined by MKP's Board of Directors. The employment agreements further provide for an annual incentive compensation payment to Ms. Michaelson and Ms. Kelbick not to exceed 30% in the aggregate, determined annually by the Board of Directors, (such percentage initially established at 30%) of the net income before taxes of MKP as if MKP was not a member of the Company's consolidated group. Ms. Michaelson and Ms. Kelbick have the option to take all or a portion of the bonus in the Company's securities.

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


NOTE I - RESTRICTED CASH AND CONTINGENCIES

      At December 31, 1998, $180,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note G). The $180,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.


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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value amounts of cash and cash equivalents, prepaid expenses and accrued expenses approximate fair value because of the short maturity of these items.


NOTE L - EARNINGS (LOSS) PER SHARE INFORMATION

      The calculation of basic and diluted earnings (loss) per share is as follows:

                                                        1998            1997
                                                     -----------    -----------
Net income (loss) available to
   Common share owners                               $ 2,107,707    $  (550,738)
                                                     ===========    ===========

Average shares outstanding (a)                         8,967,367      7,987,741

Dilutive securities
   Stock options and warrants                            184,821             --
                                                     -----------    -----------

Average shares outstanding assuming dilution (b)       9,152,188      7,987,741
                                                     ===========    ===========

(a) Used to compute basic earnings (loss) per share.

(b) Used to compute diluted earnings per share.



Excluded from 1997 computation was 70,000 of stock options and 1,952,649 of warrants which would be antidilutive.


NOTE M - CHANGE IN FISCAL YEAR

      In February 1998, the Company's Board of Directors unanimously approved a resolution to change the Company's fiscal year end from September 30 to December 31.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996





                                                                            Page
                                                                             No.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-18

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets                                                        F-19

      Statements of Operations                                              F-20

      Statements of Cash Flows                                              F-21

      Statements of Changes in Stockholders' Equity                         F-22

      Notes to Financial Statements                                         F-23

                                  [LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders
Financial Performance Corporation and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Financial Performance Corporation and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Performance Corporation and Subsidiaries as of December 31, 1997 and the results of its consolidated operations and its cash flows for the three months then ended in conformity with generally accepted accounting principles.



                                        /s/ Goldstein and Morris

New York, New York
April 19, 1998

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



ASSETS                                                        1997            1996
                                                           -----------     -----------
                                                                           (Unaudited)
Current assets
    Cash and cash equivalents                              $ 2,256,218     $ 1,644,740
    Accounts receivable                                        720,616       1,097,558
    Prepaid expenses and other current assets                   79,110         161,697
                                                           -----------     -----------

          Total current assets                               3,055,944       2,903,995

Computer equipment, net of accumulated depreciation            198,963         102,472

Software development costs (Note B (3))                        135,605         479,720

Investment in subsidiary                                       426,000              --

Other assets                                                   303,806         160,256
                                                           -----------     -----------

                                                           $ 4,120,318     $ 3,646,443
                                                           -----------     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                  $ 1,908,153     $ 1,205,883
                                                                           -----------

          Total current liabilities                          1,908,153       1,205,883
                                                           -----------     -----------

Minority interest in consolidated subsidiaries                 448,046         266,446
                                                           -----------     -----------

Stockholders' equity
    Common stock - authorized 50,000,000 shares of
      $.01 par value per share: issued and
      outstanding 8,021,534 as of December 31, 1997 and
      7,850,782 as of December 31, 1996                         80,215          78,508
    Additional paid in capital                               7,480,761       7,341,725
    Accumulated (deficit)                                   (5,796,857)     (5,246,119)
                                                           -----------     -----------

          Total stockholders' equity                         1,764,119       2,174,114
                                                           -----------     -----------

                                                           $ 4,120,318     $ 3,646,443
                                                           ===========     ===========

             See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996



                                                       1997             1996
                                                    -----------     -----------
                                                                    (Unaudited)

Revenues                                            $ 1,970,312     $ 1,372,395
                                                    -----------     -----------

Costs and expenses
    Cost of revenues                                  1,504,249       1,080,456
    Salaries and related expenses                       141,397          71,601
    Selling, general and administrative                 243,818         192,045
                                                    -----------     -----------

                                                      1,889,464       1,344,102
                                                    -----------     -----------

          Operating income                               80,848          28,293
                                                    -----------     -----------

Other income (expense):
    Interest income                                      12,414          13,459
    Interest expense                                         --          (2,981)
    Minority interest in loss of consolidated
       subsidiaries                                     (67,000)        (10,400)
                                                    -----------     -----------

                                                        (54,586)             78
                                                    -----------     -----------

Income before income taxes                               26,262          28,371

Income taxes                                             15,558          11,777
                                                    -----------     -----------

Net Income                                          $    10,704     $    16,594
                                                    ===========     ===========

Per share data:
  Net income                                        $      .001     $      .002
                                                    ===========     ===========

See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                                    1996            1997
                                                                                 -----------     -----------
                                                                                                 (Unaudited)
    Net Income                                                                   $    10,704     $    16,594
    Adjustments to reconcile net income to net cash provided
      by (used for) operating activities:
      Depreciation and amortization                                                    5,175          28,071
      Minority interest in income of consolidated
         subsidiaries                                                                 67,000          10,400

      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                                 925,302        (195,042)
          (Increase) decrease in prepaid expenses and other
              current assets                                                          (9,773)       (104,357)
          Decrease in other assets                                                     4,112        (100,000)
          Increase (decrease) in accounts payable and accrued expenses               174,505        (165,689)
                                                                                 -----------     -----------

                Net cash provided by (used for) operating activities               1,177,025        (310,023)
                                                                                 -----------     -----------

Cash flows from investing activities:
    Acquisition of equipment                                                         (32,000)        (39,627)
    Software development costs                                                       (20,781)        (42,000)
    Investment in subsidiary                                                          (8,000)             --
                                                                                                 -----------

                Net cash used for investing activities                               (60,781)        (81,627)
                                                                                 -----------     -----------

Cash flows from financing activities:
    Proceeds from sale of common shares and exercise of warrants                          --          64,334
                                                                                 -----------     -----------

                Net cash provided by financing activities                                 --          64,334
                                                                                 -----------     -----------

Net increase (decrease) in cash                                                    1,116,244        (327,316)

Cash, beginning of period                                                          1,139,974       1,972,056
                                                                                 -----------     -----------

Cash, end of period                                                              $ 2,256,218     $ 1,644,740
                                                                                 ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                     $        --     $     2,981
    Income taxes                                                                 $    23,000     $        --

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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(1) Principles of Consolidation (continued)

      Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of December 31, 1997 and 1996 and for the three months ended, is as follows:


                                                    1997                1,996
                                                 ----------           ----------
Cash                                             $2,103,000           $1,502,000
Accounts receivable                                 721,000            1,098,000
Other assets                                        166,000               42,000
Accounts payable                                  1,576,000            1,077,000
Revenues                                          1,970,000            1,372,000
Operating costs                                   1,740,000            1,187,000
Net income                                          230,000              187,000

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


NOTE C - SIGNIFICANT CUSTOMERS

      For the three months ended December 31, 1997 three customers of the Company's subsidiary, MKP, accounted for 81% of the Company's consolidated revenues in the following respective percentages:


Customer A                 16%
Customer B                 16%
Customer C                 49%
                         ----
                           81%
                         ====

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

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

         3.6 By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, No. 33-7778).

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

         10.44 Letter agreement dated August 10, 1994 between the Registrant and Management Technologies, Inc. concerning the conversion of the MARS-TM-product to Windows IBM (incorporated by reference to Exhibit 10.44 to the Company's Report on Form 10-KSB for the Company's fiscal year ended September 30, 1994).

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

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

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

         10.71 Executive Employment Agreement dated as of September 11, 1997 between the Registrant and William F. Finley (incorporated by reference to Exhibit 10.71 to Report on Form 10-KSB for the fiscal year ended September 30, 1997).


         10.72 Managing Director's Agreement dated as of September 11, 1997 between the Registrant's subsidiary, MKP, and Susan Michaelson (incorporated by reference to Exhibit 10.72 to Report on Form 10-KSB for the fiscal year ended September 30,
                  1997).

         10.73 Managing Director's Agreement dated as of September 11, 1997 between the Registrant's subsidiary, MKP, and Hillary Kelbick (incorporated by reference to Exhibit 10.73 to Report on Form 10-KSB for the fiscal year ended September 30, 1997).

         10.74 Form of Warrant dated as of December 29, 1997 issued to Duncan Burke (incorporated by reference to Exhibit 10.74 to Report on Form 10-KSB for the fiscal year ended September 30, 1997).

         10.75 Form of Warrant dated as of December 29, 1997 issued to Richard Levy (incorporated by reference to Exhibit 10.75 to Report on Form 10-KSB for the fiscal year ended September 30,
                  1997).

         10.76 Stock Purchase Agreement dated as of October 1, 1997 by and between the Company and Robert S. Trump (incorporated by reference to Exhibit 10.76 to Report on Form 10-KSB for the fiscal year ended September 30, 1997).

         10.77. First Amendment to Executive Employment Agreement by and among the Company, FPC Information Corp. and William F. Finley dated as of October 1, 1998 (incorporated by reference to Exhibit
                  10.77 to Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

         10.78. First Amendment to Managing Director's Agreement between MKP and Susan Michaelson dated as of October 1, 1998 (incorporated by reference to Exhibit 10.78 to Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

         10.79. First Amendment to Managing Director's Agreement between MKP and Hillary Kelbick dated as of October 1, 1998 (incorporated by reference to Exhibit 10.79 to Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

                                Exhibit Index

                                 Description
                                 -----------
      Item No.
      --------

         10.80. Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

         10.81. Form of Warrant dated as of October 21, 1998 between the Registrant and Richard Levy.

         10.82. Form of Warrant dated as of October 21, 1998 between the Registrant and Duncan G. Burke.

         10.83. Form of Warrant dated as of October 21, 1998 between the Registrant and Ottavio Serena.

         10.84. Form of Warrant dated as of October 21, 1998 between the Registrant and Gary S. Friedman.

         10.85. Form of Warrant dated as of October 21, 1998 between the Registrant and Charlotte Tuck.

         10.86. Form of Warrant Agreement dated as of October 21, 1998 covering warrants issued to Richard Levy, Duncan G. Burke, Ottavio Serena, Gary S. Friedman and Charlotte Tuck.

         21.1     Subsidiaries of Registrant.

         27.1     Financial Data Schedule.