Form 10QSB
period 1999-03-31
FINANCIAL PERFORMANCE CORP
filed 1999-05-17
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

    Class                                            Outstanding at May 14, 1999
Common Stock                                               9,471,534 Shares

                        Financial Performance Corporation
           Report on Form 10-QSB for the Quarter ended March 31, 1999



                                TABLE OF CONTENTS

Part I.                                                                                                        Page

         Item 1.           Financial Statements (Unaudited).......................................................1

                           Consolidated Balance Sheets
                                    March 31, 1999 and March 31, 1998.............................................2

                           Consolidated Statements of Operations
                                    For the Three Months Ended
                                    March 31, 1999 and March 31, 1998.............................................3

                           Consolidated Statements of Cash Flows
                                    for the Three Months Ended
                                    March 31, 1999 and March 31, 1998.............................................4

                           Consolidated Statements of Changes in Stockholders' Equity
                                    for the Three Months Ended
                                    March 31, 1999 and March 31, 1998.............................................5

                           Notes to Consolidated Financial Statements.......................................... . 6

         Item 2.           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations................................................14

Part II

         Item 6.           Exhibits and Reports on Form 8-K......................................................20

                                     PART I


Item 1.           Financial Statements

                  The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1999 AND 1998





                                                                          1999              1998
                                                                      -----------        -----------
                                                                       (Unaudited)       (Unaudited)
                                                                                         (Restated)

ASSETS
Current assets
    Cash and cash equivalents                                         $ 4,560,760        $ 1,627,979
    Accounts receivable                                                 1,847,395          1,808,324
    Prepaid expenses and other current assets                              65,071             99,807
                                                                      -----------        -----------

          Total current assets                                          6,473,226          3,536,110

Property and equipment, net of accumulated depreciation                   209,070            197,391
Software development costs                                                     --            135,605
Investment in subsidiary                                                  695,070            513,186
Other assets                                                              306,086            299,694
                                                                      -----------        -----------

                                                                      $ 7,683,452        $ 4,681,986
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                             $ 2,333,948        $ 2,018,079
                                                                      -----------        -----------

          Total current liabilities                                     2,333,948          2,018,079
                                                                      -----------        -----------

Minority interest in consolidated subsidiaries                            915,046            516,646
                                                                      -----------        -----------

Stockholders' equity
    Common stock - authorized 50,000,000 shares of $.01 par
        value per share: issued and outstanding 9,471,534 as of
        March 31, 1999; 8,021,534 as of March 31, 1998                     94,715             80,215
    Additional paid in capital                                          7,756,261          7,480,761
    Accumulated (deficit)                                              (3,416,518)        (5,413,715)
                                                                      -----------        -----------

          Total stockholders' equity                                    4,434,458          2,147,261
                                                                      -----------        -----------

                                                                      $ 7,683,452         $ 4,681,98
                                                                      ===========        ===========





            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998







                                                            1999               1998
                                                        -----------        -----------
                                                        (Unaudited)        (Unaudited)
                                                                           (Restated)
Revenues                                                $ 3,390,389        $ 4,488,550
                                                        -----------        -----------

Costs and expenses
    Cost of revenues                                      2,257,354          3,362,796
    Salaries and related expenses                           350,588            347,130
    Selling, general and administrative                     355,545            218,246
                                                        -----------        -----------

                                                          2,963,487          3,928,172
                                                        -----------        -----------

          Operating income                                  426,902            560,378
                                                        -----------        -----------

Other income (expense):
    Interest income                                          25,514             14,198
    Minority interest in earnings of subsidiaries          (138,000)          (148,600)
                                                        -----------        -----------

                                                           (112,486)          (134,402)
                                                        -----------        -----------

Income before income taxes                                  314,416            425,976

Income taxes                                                 41,784             42,834
                                                        -----------        -----------

Net income                                              $   272,632        $   383,142
                                                        ===========        ===========



Earnings per common share:
     Basic                                              $      .029        $      .048
     Diluted                                            $      .026        $      .048







             See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998





                                                                                          1999               1998
                                                                                       -----------        -----------
                                                                                       (Unaudited)        (Unaudited)
                                                                                                          (Restated)
Cash flows from operating activities:
    Net income                                                                         $   272,632        $   383,142
    Adjustments to reconcile net cash provided by (used in) operating activities:
        Depreciation and amortization                                                       27,986             21,738
        Minority interest in earnings of consolidated subsidiaries                         138,000            148,600
      Increase (decrease) in cash flows from operating activities resulting from changes in:
          Accounts receivable                                                           (1,504,612)        (1,087,708)
          Prepaid expenses and other current assets                                        (33,796)           (20,697)
           Other assets                                                                      1,999                 --
           Accounts payable and accrued expenses                                          (507,240)           109,926
                                                                                       -----------        -----------

Net cash provided by (used in) operating activities                                     (1,605,031)          (444,999)
                                                                                       -----------        -----------

Cash flows from investing activities:
        Acquisition of equipment                                                           (23,326)           (16,054)
        Investment in subsidiary                                                           (98,031)          (167,186)
                                                                                       -----------        -----------

Net cash used in investing activities                                                     (121,357)          (183,240)
                                                                                       -----------        -----------

Net increase (decrease) in cash                                                         (1,726,388)          (628,239)

Cash and cash equivalents, beginning of period                                           6,287,148          2,256,218
                                                                                       -----------        -----------

Cash and cash equivalents, end of period                                               $ 4,560,760        $ 1,627,979
                                                                                       ===========        ===========


Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                         $    26,000        $    23,000
                                                                                       ===========        ===========




            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)










                                                                   Additional
                                       Common Stock                  Paid In         Accumulated
                                  Shares          Par Value          Capital           Deficit             Total
                               -----------       -----------       -----------       -----------        -----------
Balance, January 1, 1999         9,471,534       $    94,715       $ 7,756,261       $(3,689,150)       $ 4,161,826

Net income                              --                --                --           272,632            272,632
                               -----------       -----------       -----------       -----------        -----------

Balance, March 31,1999           9,471,534       $    94,715       $ 7,756,261       $(3,416,518)       $ 4,434,458
                               ===========       ===========       ===========       ===========        ===========




Balance, January 1, 1998         8,021,534       $    80,215       $ 7,480,761       $(5,796,857)       $ 1,764,119

Net income (Restated)                   --                --                --           383,142            383,142
                               -----------       -----------       -----------       -----------        -----------

Balance, March 31, 1998          8,021,534       $    80,215       $ 7,480,761       $(5,413,715)       $ 2,147,261
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

    In October 1997, the Company's investment in FPC Information was reduced from eighty percent to fifty percent, as a result of a $225,000 additional investment by the minority shareholder. The Company has the option to repurchase a thirty percent equity interest in FPC Information Corp. exercisable at any time prior to September 30, 1999 at the fair market value of such interest, but in no event less than $225,000.

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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(1) Principles of Consolidation (continued)

    Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of March 31, 1999 and 1998 and for the three months then ended, is as follows:


                             1999             1998
                          ----------       ----------
Cash                      $3,837,000       $1,610,000
Accounts receivable        1,847,000        1,808,000
Other assets                      --           15,000
Accounts payable           1,979,000        1,657,000
Revenues                   3,390,000        4,489,000
Operating costs            3,038,000        4,116,000
Net income                   336,000          345,000

    Intercompany management fees of $286,000 and $293,000 were included in operating costs for the three months ended March 31, 1999 and 1998, respectively. These amounts were eliminated upon consolidation.

    Condensed financial information for the Company's other subsidiary, FPC Information Corp. for the three months ended March 31, 1999 and 1998 has not been separately disclosed. This entity had no revenues and it's assets and liabilities are immaterial.

(2) Reclassification of Certain Items

    Certain items in the Company's financial statements for the three months ended March 31, 1998 have been restated to conform the presentation of such financial statements with the Company's financial statements for the three months ended March 31, 1999.

(3) Revenue recognition

    Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

(4) Software Development Costs and Amortization

    Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the years ended March 31, 1999 and 1998.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(4) Software Development Costs and Amortization (continued)

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

       Software Development Costs are are summarized as follows:


                                      1999           1998
                                   ----------       --------
Balance, beginning of period       $       --       $135,605
    Additions                              --             --
    Amortization                           --             --
                                   ----------       --------

Balance, end of period             $       --       $135,605
                                   ==========       ========



(5) Earnings per common share

    Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

(6) Cash and cash equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(7) Estimates

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

(8) Depreciation and amortization

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

Property and equipment consists of the following:


                                                        1999           1998
                                                      --------       --------
Computer equipment                                    $192,513       $123,329
Furniture and fixtures                                 183,305        155,581
Leasehold improvements                                  33,977         33,977
                                                      --------       --------

                                                       409,795        312,887
Less: accumulated depreciation and amortization        200,725        115,496
                                                      --------       --------

                                                      $209,070       $197,391
                                                      ========       ========


(9) Income Taxes

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



(9) Income Taxes (continued)

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

    The income tax expense for the for the three months ended March 31, 1999 and 1998 represents state and local income taxes on the income of MKP.


NOTE C - SIGNIFICANT CUSTOMERS

    For the three months ended March 31, 1999, two customers of the Company's subsidiary, MKP, accounted for 84% of the Company's consolidated revenues in the following respective percentages:


        Customer        A                 10%
        Customer        B                 74%
                                          --
                                          84%
                                          ==


    The total accounts receivable from these customers at March 31, 1999 amounted to 86% of the total accounts receivable balance.


NOTE D - WARRANTS TO PURCHASE COMMON STOCK

    At March 31, 1999, the Company had outstanding warrants as follows:


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

Presented below is a summary of the status of the Company's stock options for the three months ended March 31, 1999 and 1998:

                                            1999                        1998
                                   -----------------------      ---------------------

                                                 Weighted                    Weighted
                                   Shares        Average        Shares       Average
                                   under         Exercise       under        Exercise
                                   Options       Price          Options      Price

Balance, beginning of period            --        $    --        70,000      $  2.31

Granted                                 --             --            --           --
Exercised                               --             --            --           --
Expired                                 --             --            --           --
                                   -------        -------       -------      -------

Balance, end of period                  --        $    --        70,000      $  2.31
                                   =======        =======       =======      =======



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

    Minimum payments for the leased properties for subsequent years are as follows:


Years Ending
December 31,
------------
1999                                                           $    281,000
2000                                                                281,000
2001                                                                374,000
2002                                                                415,000
2003                                                                419,000
Thereafter                                                        1,292,000
                                                                -----------
                                                                $ 3,062,000
                                                                ===========


Rent and equipment leasing expense was $88,000 for the three months ended March 31, 1999 and 1998.


NOTE H - RESTRICTED CASH AND CONTINGENCIES

    At March 31, 1999, $180,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note G). The $180,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.


NOTE I - CONCENTRATION OF CREDIT RISK

    The Company maintains its cash and cash equivalents with a major financial institution. The balance at times may exceed federally insured limits. The company performs periodic evaluations of the relative credit standing of this financial institution and limits the amount of credit exposure.


NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value amounts of cash and cash equivalents, prepaid expenses and accrued expenses approximate fair value because of the short maturity of these items.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE K - EARNINGS PER SHARE INFORMATION

    The calculation of basic and diluted earnings per share is as follows:

                                                           1999              1998
                                                       -----------       -----------


Net income available to
   Common share owners                                 $   272,632       $   383,142
                                                       ===========       ===========

Average shares outstanding (a)                           9,471,534         8,021,532

Dilutive securities
   Stock options and warrants (c)                          903,000                --
                                                       -----------       -----------

Average shares outstanding assuming dilution (b)        10,374,534         8,021,532
                                                       ===========       ===========




(a) Used to compute basic earnings per share.

(b) Used to compute diluted earnings per share.

(c) Excluded for 1998 because exercise price exceeded market value.




NOTE L - CHANGE IN FISCAL YEAR

    In February 1998, the Company changed the Company's fiscal year end from September 30 to December 31.

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

         In January 1993, the Company recommenced its operations and raised working capital through private debt and equity issuances, including issuances to one of the Company's principal stockholders. In 1994, the Company began implementing a business strategy of establishing subsidiary companies to engage in related or complementary areas of the financial services industry. As a result, the Company, together with other parties, formed three subsidiaries (Michaelson Kelbick Partners Inc. ("MKP"), Aspen Capital Management, LLC ("Aspen") and FPC Information Corp. ("FPC Information")). MKP is engaged in providing merger communications and marketing services to the financial services industry. FPC Information was formed to market the Company's software and Aspen was formed to operate as an international sponsor of cash management funds. Aspen is currently inactive and MKP accounts for 100% of the Company's revenues. Although the Company generated revenues for each of the last four fiscal years ended September 30, 1997 and for the fiscal year ended December 31, 1998, it incurred losses of $146,036, $801,296, $235,049 and $544,848 for the fiscal years ended September 30, 1994, 1995, 1996 and 1997, respectively. The Company had net income of $2,107,707 for the fiscal year ended December 31, 1998. In February 1998, the Company changed its fiscal year end from September 30 to December 31.

         Revenues. The Company's revenues historically have been derived from a limited number of customers, due principally to the nature of the merger communications business which has generally required concentration of the Company's personnel and resources on a limited number of large projects from different merger clients during any particular period. For the fiscal year ended September 30, 1997, two customers of MKP accounted for approximately 72% for the Company's revenues, with one customer accounting for approximately 56% of its revenues. For the fiscal year ended December 31, 1998, three customers of MKP accounted for approximately 82% of the Company's revenues, with one customer of MKP accounting for approximately 55% of its revenues. The Company anticipates that a substantial amount of its revenues will continue to be derived from a limited number of customers. As a result, the Company's sales and operating results are subject to substantial variations in any given year and from quarter to quarter. In addition, sales and net income (if any) of the Company in any particular quarter may not necessarily reflect the results of operations for the Company for the full year.

         Restatement. Certain items in the Company's financial statements for the quarter ended March 31, 1998 have been restated to reflect the quarterly accrual of bonus payments for the fiscal year ended December 31, 1998, in order to conform the presentation of such financial statements with the Company's financial statements for the quarter ended March 31, 1999.

         Subsidiaries. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Summary financial information concerning MKP, excluding intercompany eliminations, as of March 31, 1999 and 1998 and for the three months then ended, is as follows:

                                                                           1999                      1998
                                                                           ----                      ----
Cash.........................................................           $ 3,837,000               $ 1,610,000
Accounts receivable..........................................           $ 1,847,000               $ 1,808,000
Other assets.................................................           $       --                $    15,000
Accounts payable.............................................           $ 1,979,000               $ 1,657,000
Revenues.....................................................           $ 3,390,000               $ 4,489,000
Operating costs..............................................           $ 3,038,000               $ 4,116,000
Net income ..................................................           $   336,000               $   345,000


         Summary financial information concerning the Company's other two subsidiaries, Aspen and FPC Information, as of March 31, 1999 and for the three months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial to the Company.

         Aspen, whose operations commenced in March 1995, suspended its operations in September 1996. Aspen was reported as a discontinued operation at September 30, 1996.

         Change in Fiscal Year. On February 23, 1998, the Company's Board of Directors unanimously approved a resolution to change the Company's fiscal year end from September 30 to December 31.

         Year 2000 . The Company recognizes the potential business impact relating to the Year 2000 computer system issue and has implemented a plan to assess and improve the Company's state of readiness with respect to such issue. The Year 2000 issue is one where computer systems recognize the designation "00" as 1900 instead of 2000, potentially resulting in system failure or miscalculations.

         In recognition of the Year 2000 issue, commencing in 1998, the Company initiated a comprehensive review of its information technology systems, which the Company is dependent upon for the conduct of its business operations, as well as the computer hardware and software products, components and other equipment supplied to the Company by third parties, in order to determine the adequacy of those systems in light of the Company's future business requirements. Year 2000 readiness was one of the factors considered in the review of the Company's systems. Such review included testing and analysis of the Company's systems and inquiries of third parties supplying information technology systems, computer hardware and software products and components, and other equipment to the Company in order to receive assurances from such third parties that these systems, products and components are Year 2000 compliant. The Company completed its review in January 1999.

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

         At this time, the Company has not developed Year 2000 contingency plans, other than the review described above, and the Company does not believe such plans are merited by the results of the Company's Year 2000 review. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the possible interruption of support provided by third parties resulting from their failure to be Year 2000 compliant.

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

         The income tax expense for the three months ended March 31, 1999 and March 31, 1998 of $41,784 and $42,834, respectively, represents state and local income taxes on the income of MKP.

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended March 31, 1999 and 1998.

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

         Forward-Looking Statements. Certain statements contained in this Report on Form 10-QSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; competition; changes in business strategy or development plans; the development, testing and market acceptance of the Company's software; the continued services of key employees of the Company and its subsidiaries; technological, engineering, manufacturing, quality control or other problems which could delay the sale of the Company's software; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and the Company's ability to obtain sufficient financing to continue operations. Certain of these factors are discussed in more detail elsewhere in this Quarterly Report on Form 10-QSB and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. Given the risks, uncertainties and unknown factors referred to above, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

         Revenues. Total revenues decreased by $1,098,161 or approximately 24.5% to $3,390,389 for the three months ended March 31, 1999 from $4,488,550 for the three months ended March 31, 1998. This decrease was attributable to a decrease in billings by MKP during this period. The Company believes the decrease in MKP's billings was primarily attributable to quarterly variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged in during the three months ended March 31, 1999. MKP generated 100% of the consolidated revenues of the Company for the three months ended March 31, 1999 and for the three months ended March 31, 1998.

         Cost of Revenues. Cost of revenues decreased by $1,105,442 or approximately 32.9% to $2,257,354 for the three months ended March 31, 1999 from $3,362,796 for the three months ended March 31, 1998. This decrease was primarily attributable to the decreased level of business of MKP during this period.

         Salaries and Related Expenses. Payroll expenses increased by $3,458 or approximately 1.0% to $350,588 for the three months ended March 31, 1999 from $347,130 for the three months ended March 31, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $137,299 or approximately 62.9% to $355,545 for the three months ended March 31, 1999 from $218,246 for the three months ended March 31, 1998. This increase was attributable principally to increases in a number of general overhead expenses, including consulting fees, insurance costs, professional fees and other administrative expenses.

         Other Income (Expense). Other expense decreased by $21,916 or approximately 16.3% to other expense of $112,486 for the three months ended March 31, 1999 from other expense of $134,402 for the three months ended March 31, 1998. This decrease was attributable to a decrease in the deduction attributable to the Company's minority interest in income of consolidated subsidiaries and an increase in the amount of interest income earned by the Company.

         Operating Profit. The Company's operating profit decreased by $133,476 or approximately 23.8% to $426,902 for the three months ended March 31, 1999 compared to an operating profit of $560,378 for the three months ended March 31, 1998.

         Net Income. The Company's net income decreased by $110,510 or approximately 28.8% to $272,632 for the three months ended March 31, 1999 compared to net income of $383,142 for the three months ended March 31, 1998.

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

         As of March 31, 1999, the Company had working capital of $4,139,278, stockholders' equity of $4,434,458 and a working capital ratio (current assets to current liabilities) of approximately 2.8:1. As of March 31, 1999 and March 31, 1998, the Company had cash and cash equivalents of $4,560,760 and $1,627,979, respectively.

         For the three months ended March 31, 1999, net cash used in the Company's operating activities was $1,605,031 compared to net cash used in operating activities of $444,999 for the three months ended March 31, 1998. For the three months ended March 31, 1999 and March 31, 1998, the Company utilized $121,357 and $183,240 for investing activities, respectively. There was no net cash provided by the Company's financing activities for the three months ended March 31, 1999 and March 31, 1998, respectively.

         Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations through March 31, 2000. However, there can be no assurance that the Company will not require additional financing prior to that time. The Company anticipates that it will require additional capital to fund its operations. The Company's capital requirements depend on, among other things, whether the Company is successful in generating revenues and income from its marketing efforts, the ability of the Company to successfully market its services and software and the effect of such efforts on the Company's operations, competing technological and market developments, the costs involved in protecting and enforcing its proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

         For the years ending December 31, 1999, 2000, 2001 and 2002, the Company's minimum payments in connection with non-cancelable operating cases for office space and equipment will be approximately $281,000, $281,000, $374,000 and $415,000 per year, respectively.

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

                                     PART II


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           10.87 Amended and Restated Employment Agreement by and among the Company, FPC Information Corp. and William F. Finley dated as of April 21, 1999.

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 17, 1999


                                FINANCIAL PERFORMANCE CORPORATION



                                By: /s/ William F. Finley
                                      William F. Finley
                                      Chief Executive Officer and
                                         President
                                      (Principal Executive Officer and
                                          Principal Financial and Accounting
                                             Officer and Officer Duly Authorized
                                             to Sign on Behalf of Registrant)

                                EXHIBIT INDEX


Exhibit No.              Description
-----------              -------------------------------------------------
  10.87                  Amendment to Executive Employment Agreement by and
                         among the Company, FPC Information Corp. and William
                         F. Finley dated as of April 21, 1999.

  27                     Financial Data Schedule