Form 10QSB
period 1999-06-30
FINANCIAL PERFORMANCE CORP
filed 1999-08-12
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                         Commission File Number 0-16530

             -------------------------------------------------------

                        FINANCIAL PERFORMANCE CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                      13-3236325
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

                  335 Madison Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 557-0401

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  /X/                  NO   / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at August 10, 1999
-------------------------              ----------------------------------------
      Common Stock                                9,471,534 Shares

                        Financial Performance Corporation
            Report on Form 10-QSB for the Quarter ended June 30, 1999



                                TABLE OF CONTENTS

Part I.                                                                                                        Page

         Item 1.           Financial Statements (Unaudited).......................................................1

                           Consolidated Balance Sheets
                                    June 30, 1999 and June 30, 1998...............................................2

                           Consolidated Statements of Operations
                                    For the Six Months Ended
                                    June 30, 1999 and June 30, 1998...............................................3

                           Consolidated Statements of Operations
                                    For the Three Months Ended
                                    June 30,  1999 and June 30, 1998..............................................4

                           Consolidated Statements of Changes in Stockholders' Equity
                                    for the Six Months Ended
                                    June 30,  1999 and June 30, 1998..............................................5

                           Consolidated Statements of Cash Flows
                                    for the Six Months Ended
                                    June 30, 1999 and June 30, 1998...............................................6

                           Notes to Consolidated Financial Statements.......................................... . 7

         Item 2.           Management's Discussion and Analysis of Financial
                              Condition and Results of Operations................................................15

Part II

         Item 6.           Exhibits and Reports on Form 8-K......................................................22

                                     PART I


Item 1.           Financial Statements

                  The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998






ASSETS

                                                                         1999               1998
                                                                      -----------        -----------
                                                                      (Unaudited)        (Unaudited)
                                                                                         (Restated)
Current assets
    Cash, and cash equivalents                                        $ 4,305,387        $ 2,283,253
    Accounts receivable                                                 2,755,203          2,691,445
    Prepaid expenses and other current assets                              84,260            384,439
                                                                      -----------        -----------

          Total current assets                                          7,144,850          5,359,137

Property and equipment, net of accumulated depreciation                   209,375            186,319
Software development costs                                                     --            135,605
Investment in subsidiary                                                  739,928            615,345
Other assets                                                              301,862            315,061
                                                                      -----------        -----------

                                                                      $ 8,396,015        $ 6,611,467
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                             $ 2,805,733        $ 3,240,839
                                                                      -----------        -----------

          Total current liabilities                                     2,805,733          3,240,839
                                                                      -----------        -----------

Minority interest in consolidated subsidiary                              972,046            526,046
                                                                      -----------        -----------

Stockholders' equity
    Common stock - authorized 50,000,000 shares of $.01 par
        value per share: issued and outstanding 9,471,534 as of
        June 30, 1999 and 9,421,534 as of June 30, 1998                    94,715             94,215
    Additional paid in capital                                          7,756,261          7,746,761
    Accumulated (deficit)                                              (3,232,740)        (4,996,394)
                                                                      -----------        -----------

          Total stockholders' equity                                    4,618,236          2,844,582
                                                                      -----------        -----------

                                                                      $ 8,396,015        $ 6,611,467
                                                                      ===========        ===========




            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998








                                                                     1999               1998
                                                                 -----------        -----------
                                                                 (Unaudited)        (Unaudited)
                                                                                    (Restated)

Revenues                                                         $ 8,083,213        $ 9,207,256
                                                                 -----------        -----------

Costs and expenses
    Cost of revenues                                               5,970,193          6,724,405
    Salaries and related expenses                                    652,465            921,507
    Selling, general and administrative                              732,398            507,948
                                                                 -----------        -----------

                                                                   7,355,056          8,153,860
                                                                 -----------        -----------

          Operating income                                           728,157          1,053,396
                                                                 -----------        -----------

Other income (expense):
    Interest income                                                   44,392             29,490
    Minority interest in income of consolidated subsidiary          (240,000)          (197,000)
                                                                 -----------        -----------

                                                                    (195,608)          (167,510)
                                                                 -----------        -----------

Income before income taxes                                           532,549            885,886

Income taxes                                                          76,139             85,423
                                                                 -----------        -----------

Net income                                                       $   456,410        $   800,463
                                                                 ===========        ===========

Earnings per common share:
     Basic                                                       $      .048        $      .094
     Diluted                                                     $      .045        $      .094





            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998








                                                                    1999               1998
                                                                 -----------        -----------
                                                                  (Unaudited)       (Unaudited)
                                                                                    (Restated)

Revenues                                                         $ 4,692,824        $ 4,718,706
                                                                 -----------        -----------

Costs and expenses
    Cost of revenues                                               3,712,839          3,361,609
    Salaries and related expenses                                    301,877            574,377
    Selling, general and administrative                              376,853            289,702
                                                                 -----------        -----------

                                                                   4,391,569          4,225,688
                                                                 -----------        -----------

          Operating income                                           301,255            493,018
                                                                 -----------        -----------

Other income (expense):
    Interest income                                                   18,878             15,292
    Minority interest in income of consolidated subsidiary          (102,000)           (48,400)
                                                                 -----------        -----------

                                                                     (83,122)           (33,108)
                                                                 -----------        -----------

Income before income taxes                                           218,133            459,910

Income taxes                                                          34,355             42,589
                                                                 -----------        -----------

Net income                                                       $   183,778        $   417,321
                                                                 ===========        ===========

Earnings per common share:
  Basic                                                          $      .020        $      .047
  Diluted                                                        $      .019        $      .047





            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)











                                            COMMON STOCK                Additional
                                    -----------------------------        Paid In          Accumulated
                                      Shares           Par value         Capital            Deficit            Total
                                    -----------       -----------       -----------       -----------        -----------
Balance, January 1, 1999              9,471,534       $    94,715       $ 7,756,261       $(3,689,150)       $ 4,161,826


Net income                                   --                --                --           456,410            456,410
                                    -----------       -----------       -----------       -----------        -----------

Balance, June 30, 1999                9,471,534       $    94,715       $ 7,756,261       $(3,232,740)       $ 4,618,236
                                    ===========       ===========       ===========       ===========        ===========



Balance, January 1, 1998              8,021,534       $    80,215       $ 7,480,761       $(5,796,857)       $ 1,764,119

Issuance of shares in private
  placement, net of costs             1,400,000            14,000           266,000                --            280,000

Net income (restated)                        --                --                --           800,463            800,463
                                    -----------       -----------       -----------       -----------        -----------

Balance, June 30, 1998                9,421,534       $    94,215       $ 7,746,761       $(4,996,394)       $ 2,844,582
                                    ===========       ===========       ===========       ===========        ===========






            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998





                                                                              1999               1998
                                                                           -----------        -----------
                                                                           (Unaudited)        (Unaudited)
                                                                                              (Restated)
Cash flows provided by (used in) operating activities:
    Net income                                                             $   456,410        $   800,463
    Adjustments to reconcile to net cash
      provided by operating activities:
         Depreciation and amortization                                          60,796             31,576
         Minority interest in income of consolidated
            subsidiaries                                                       240,000            197,000
         Increase (decrease) in cash flows from operating activities resulting from changes in:
             Accounts receivable                                            (2,412,420)        (1,970,829)
             Prepaid expenses and other current assets                         (52,985)          (305,329)
             Other assets                                                          224            (11,255)
             Accounts payable and accrued expenses                             (35,455)         1,332,686
                                                                           -----------        -----------

                Net cash provided by (used in) operating activities         (1,743,430)            74,312
                                                                           -----------        -----------

Cash flows from investing activities:
    Acquisition of property and equipment                                      (48,441)           (19,091)
     Investment in subsidiary                                                 (189,890)          (308,186)
                                                                           -----------        -----------

                Net cash used in investing activities                         (238,331)          (327,277)
                                                                           -----------        -----------

Cash flows from financing activities:
    Proceeds from sale of common shares and exercise of
       warrants                                                                     --            280,000
                                                                           -----------        -----------

Net increase (decrease) in cash                                             (1,981,761)            27,035

Cash, beginning of period                                                    6,287,148          2,256,218
                                                                           -----------        -----------

Cash, end of period                                                        $ 4,305,387        $ 2,283,253
                                                                           ===========        ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $    26,000        $    24,000
                                                                           ===========        ===========



            See the accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - ORGANIZATION AND BUSINESS

    Financial Performance Corporation (the "Company"), through its subsidiaries, currently markets merger communications services and computer software to the financial services industry. The Company was incorporated in New York on August 14, 1984. The Company ceased operations from February 1990 through November 1992.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (1)    Principles of Consolidation

           The consolidated financial statements include the accounts of Financial Performance Corporation and Subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in FPC Information Corp. in which the Company does not have control are accounted for by the equity method.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)






NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

    (1)    Principles of Consolidation (continued)

           Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of June 30, 1999 and 1998 and for the six months then ended, is as follows:


                            1999            1998
                          ---------       ---------
Cash                      3,691,000       2,050,000
Accounts receivable       2,755,000       2,691,000
Other assets                182,000         182,000
Accounts payable          2,531,000       2,641,000
Revenues                  8,083,000       9,207,000
Operating costs           7,433,000       8,466,000
Net income                  619,000         686,000

           Intercompany management fees of $522,000 and $585,000 were included in operating costs for the six months ended June 30, 1999 and 1998, respectively. These amounts were eliminated upon consolidation.

    (2)    Restatement of Certain items

           Certain items in the Company's financial statements for the six months and three months ended June 30, 1998 have been restated to conform the presentation of such financial statements with the Company's financial statements for the six months and three months ended June 30, 1999.

    (3)    Revenue recognition

           Revenue from software products is recognized upon delivery to the customer, provided that no significant vendor obligations remain, and collection of the resulting receivable is deemed probable.

    (4)    Software Development Costs and Amortization

           Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the six months ended June 30, 1999 and 1998.

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

           Software Development Costs are summarized as follows:


                                     1999           1998
                                   ---------       --------
Balance, beginning of period       $      --       $135,605

   Additions                              --             --
   Amortization                           --             --
                                   ---------       --------

Balance, end of period             $      --       $135,605
                                   =========       ========

    (5)    Earning per common share

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

Property and equipment consists of the following:

                                       1999           1998
                                     --------       --------
Computer equipment                   $209,776       $126,366
Furniture and fixtures                191,157        155,581
Leasehold improvements                 33,977         33,977
                                     --------       --------

                                      434,910        315,924
Less: accumulated depreciation
  and amortization                    225,535        129,605
                                     --------       --------

                                     $209,375       $186,319
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

           At December 31, 1998, the Company had net operating loss carry forwards of approximately $3,567,000, which would expire by 2012, available to offset future taxable income. Certain provisions of the tax law may limit the net operating loss carry forwards available for use in any given year in the event of a significant change in ownership interest. At December 31, 1998, the Company had a deferred tax asset amounting to approximately $1,700,000. The deferred tax asset consisted primarily of net operating loss carry forwards and has been fully offset by a valuation allowance of the same amount.

           The income tax expense represents state and local income taxes on the income of MKP.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE C - SIGNIFICANT CUSTOMERS

       For the six months ended June 30, 1999, one customer of the Company's subsidiary, MKP, accounted for 86% of the Company's consolidated revenues.

       The total accounts receivable from this customer at June 30, 1999 amounted to 80% of the total accounts receivable balance.


NOTE D - WARRANTS TO PURCHASE COMMON STOCK

    At June 30, 1999, the Company had outstanding warrants as follows:


Number of                              Exercise            Expiration
 Shares                                 Price                 Date
 -------                              -----------          -----------
 250,000                                $ .50            November 30, 1999
 550,000                                  .50            October 31, 2001
 725,000                                 1.00            September 15, 2006
  20,000                                 1.00            September 16, 2006
 200,000                                  .50            September 15, 2010


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

    Presented below is a summary of the status of the Company's stock options for the six months ended June 30, 1999 and 1998:

                                                            1999                                     1998
                                                ------------------------------        ------------------------------------
                                                                    Weighted                                   Weighted
                                                 Shares              Average              Shares                Average
                                                  under              Exercise              under                Exercise
                                                 Options                Price             Options                 Price
                                                 -------------      ----------        ------------             -----------
Balance, beginning of period                          -             $     -               70,000               $  2.31

Granted                                               -                   -                   -                     -
Exercised                                             -                   -                   -                     -
Expired                                               -                   -                   -                     -
                                                 -------------      ----------        ------------             -----------

Balance, end of period                                -             $     -                70,000              $   2.31
                                                 =============      ==========        ============             ===========

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

    In September 1997, the Company amended its 401(k) plan to provide a provision for discretionary profit sharing plan contributions. Total contributions to the plans, (401(k) and profit sharing), were $127,000 and $82,000 for the years ended December 31, 1998 and 1997, respectively.


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
                                                             -----------

                                                             $ 3,062,000
                                                             ===========


    Rent and equipment leasing expense was $176,000 for the six months ended June 30, 1999 and 1998.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)






NOTE H - RESTRICTED CASH AND CONTINGENCIES

    At June 30, 1999, $180,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note G). The $180,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.


NOTE I - CONCENTRATION OF CREDIT RISK

    The Company maintains its cash and cash equivalents with a major financial institution. The balance at times, may exceed federally insured limits. The Company performs periodic evaluations of the relative credit standing of this financial institution.


NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value amounts of cash and cash equivalents, prepaid expenses and accrued expenses approximate fair value because of the short maturity of these items.


NOTE K - EARNINGS PER SHARE INFORMATION

    The calculation of basic and diluted earnings per share for the six months ended June 30, 1999 and 1998 is as follows:


                                                           1999              1998
                                                       -----------       -----------
Net income available to
  Common share owners                                  $   456,410       $   800,463
                                                       ===========       ===========

Average shares outstanding (a)                           9,471,534         8,488,201

Dilutive securities
  Stock options and warrants (b)                           676,930                --
                                                       -----------       -----------

Average shares outstanding assuming dilution (c)        10,148,464         8,488,201
                                                       ===========       ===========



(a) Used to compute basic earnings per share.

(b) Excluded for 1998 because exercise price exceeded market value.

(c) Used to compute diluted earnings per share.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE K - EARNINGS PER SHARE INFORMATION (Continued)

    The calculation of basic and diluted earnings per share for the three months ended June 30, 1999 and 1998 is as follows:



                                                          1999             1998
                                                       ----------       ----------
Net income available to
  Common share owners                                  $  183,778       $  417,321
                                                       ==========       ==========

Average shares outstanding (a)                          9,471,534        8,954,865

Dilutive securities
  Stock options and warrants (b)                          450,546               --
                                                       ----------       ----------

Average shares outstanding assuming dilution (c)        9,922,080        8,954,865
                                                       ==========       ==========



(a) Used to compute basic earnings per share.

(b) Excluded for 1998 because exercise price exceeded market value.

(c) Used to compute diluted earnings per share.


NOTE L - CHANGE IN FISCAL YEAR

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

         Revenues. The Company's revenues historically have been derived from a limited number of customers, due principally to the nature of the merger communications business which has generally required concentration of the Company's personnel and resources on a limited number of large projects from different merger clients during any particular period. For the fiscal year ended September 30, 1997, two customers of MKP accounted for approximately 72% for the Company's revenues, with one customer accounting for approximately 56% of its revenues. For the fiscal year ended December 31, 1998, three customers of MKP accounted for approximately 82% of the Company's revenues, with one customer of MKP accounting for approximately 55% of its revenues. For the six months ended June 30, 1999, one customer of MKP accounted for approximately 86% of the Company's revenues. The Company anticipates that a substantial amount of its revenues will continue to be derived from a limited number of customers. As a result, the Company's sales and operating results are subject to substantial variations in any given year and from quarter to quarter. In addition, sales and net income (if any) of the Company in any particular quarter may not necessarily reflect the results of operations for the Company for the full year.

         Restatement. Certain items in the Company's financial statements for the three months and six months ended June 30, 1998 have been restated to reflect the quarterly accrual of bonus payments for the fiscal year ended December 31, 1998, in order to conform the presentation of such financial statements with the Company's financial statements for the three months and six months ended June 30, 1999.

         Subsidiaries. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Summary financial information concerning MKP, excluding intercompany eliminations, as of June 30, 1999 and 1998 and for the six months then ended, is as follows:

                             1999             1998
Cash ..............       $3,691,000       $2,050,000
Accounts receivable       $2,755,000       $2,691,000
Other assets ......       $  182,000       $  182,000
Accounts payable ..       $2,531,000       $2,641,000
Revenues ..........       $8,083,000       $9,207,000
Operating costs ...       $7,433,000       $8,466,000
Net income ........       $  619,000       $  686,000

         Summary financial information concerning the Company's other two subsidiaries, Aspen and FPC Information, as of June 30, 1999 and for the three months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial to the Company.

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

         As a result of its review, the Company has determined that its internal financial software systems are adequate for the Company's future business needs, including Year 2000 compliance, and do not need to be replaced. Also, the Company has completed all necessary Year 2000 modifications with regard to the MARS(TM) computer software product being developed by the Company's subsidiary, FPC Information Corp. The Company believes that the MARS(TM) computer software product is Year 2000 compliant. The cost of the Company's Year 2000 compliance efforts is immaterial.

         The Company has not assessed the Year 2000 readiness of any third parties with whom the Company has relationships, such as the Company's banking clients and vendors. Due to the Company's uncertainty concerning the Year 2000 readiness of these third parties, the Company is unable to determine whether the failure by one or more of these parties to be Year 2000 complaint will materially impact the Company's business, financial condition or results of operations.

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

         The income tax expense of $76,139 and $34,355 for the six months and three months ended June 30, 1999, and the income tax expense of $85,423 and $42,589 for the six months and three months ended June 30, 1998, respectively, represents state and local income taxes on the income of MKP.

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended June 30, 1999 and 1998.

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

         Forward-Looking Statements. Certain statements contained in this Report on Form 10-QSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continued services of key employees of the Company and its subsidiaries; technological, engineering, manufacturing, quality control or other problems which could delay the development and sale of the Company's software; the development, testing and market acceptance of the Company's software; competition; changes in business strategy or development plans; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; the Company's ability to obtain sufficient financing to continue operations; and general economic and business conditions, both nationally and in the regions in which the Company operates. Certain of these factors are discussed in more detail elsewhere in this Quarterly Report on Form 10-QSB and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. Given the risks, uncertainties and unknown factors referred to above, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

Three Months Ended  June 30, 1999 vs. Three  Months Ended June 30, 1998

         Revenues. Total revenues decreased by $25,882 or approximately 0.6% to $4,692,824 for the three months ended June 30, 1999 from $4,718,706 for the three months ended June 30, 1998. This decrease was attributable to a decrease in billings by MKP during this period. The

Company believes the decrease in MKP's billings was primarily attributable to quarterly variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged in during the three months ended June 30, 1999. MKP generated 100% of the consolidated revenues of the Company for the three months ended June 30, 1999 and for the three months ended June 30, 1998.

         Cost of Revenues. Cost of revenues increased by $351,230 or approximately 10.4% to $3,712,839 for the three months ended June 30, 1999 from $3,361,609 for the three months ended June 30, 1998. This increase was primarily attributable to reduced profit margins for certain of the projects performed by MKP during the three month period ended June 30, 1999.

         Salaries and Related Expenses. Payroll expenses decreased by $272,500 or approximately 47.4% to $301,877 for the three months ended June 30, 1999 from $574,377 for the three months ended June 30, 1998. This decrease was attributable primarily to the decreased bonus payments payable by MKP during the three month period ended June 30, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $87,151 or approximately 30.1% to $376,853 for the three months ended June 30, 1999 from $289,702 for the three months ended June 30, 1998. This increase was attributable principally to an increase in a number of general overhead expenses, including consulting fees, insurance costs, professional fees and other administrative expenses. Certain of the professional fees incurred during the three months ended June 30, 1999 related to the Company's filing of a registration statement and are non-recurring in nature.

         Other Income (Expense). Other expense increased by $50,014 or approximately 151.1% to other expense of $83,122 for the three months ended June 30, 1999 from other expense of $33,108 for the three months ended June 30, 1998. This increase was primarily attributable to an increase in the deduction attributable to the Company's minority interest in income of consolidated subsidiaries.

         Operating Profit. The Company's operating profit decreased by $191,763 or approximately 38.9% to $301,255 for the three months ended June 30, 1999 compared to an operating profit of $493,018 for the three months ended June 30, 1998.

         Net Income. The Company's net income decreased by $233,543 or approximately 56.0% to $183,778 for the three months ended June 30, 1999 compared to net income of $417,321 for the three months ended June 30, 1998.


Six Months Ended June 30, 1999 vs. Six  Months Ended June 30, 1998

         Revenues. Total revenues decreased by $1,124,043 or approximately 12.2% to $8,083,213 for the six months ended June 30, 1999 from $9,207,256 for the six months ended June 30, 1998. This decrease was attributable to a decrease in billings by MKP during this period. The Company believes the decrease in MKP's billings was primarily attributable to quarterly variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged in during the six months ended June 30, 1999. MKP generated 100% of the consolidated revenues of the Company for the six months ended June 30, 1999 and for the six months ended June 30, 1998.

         Cost of Revenues. Cost of revenues decreased by $754,212 or approximately 11.2% to $5,970,193 for the six months ended June 30, 1999 from $6,724,405 for the six months ended June 30, 1998. This decrease was primarily attributable to the decreased level of business of MKP during the three month period ended June 30, 1999.

         Salaries and Related Expenses. Payroll expenses decreased by $269,042 or approximately 29.2% to $652,465 for the six months ended June 30, 1999 from $921,507 for the six months ended June 30, 1998. This decrease was attributable primarily to the decreased bonus payments payable by MKP during the three month period ended June 30, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $224,450 or approximately 44.2% to $732,398 for the six months ended June 30, 1999 from $507,948 for the six months ended June 30, 1998. This increase was attributable principally to an increase in a number of general overhead expenses, including consulting fees, insurance costs, professional fees and other administrative expenses. Certain of the professional fees incurred during the six months ended June 30, 1999 are related to the Company's filing of a registration statement and are non-recurring in nature.

         Other Income (Expense). Other expense increased by $28,098 or approximately 16.8% to other expense of $195,608 for the six months ended June 30, 1999 from other expense of $167,510 for the six months ended June 30, 1998. This increase was primarily attributable to an increase in the deduction attributable to the Company's minority interest in income of consolidated subsidiaries.

         Operating Profit. The Company's operating profit decreased by $325,239 or approximately 30.9% to $728,157 for the six months ended June 30, 1999 compared to an operating profit of $1,053,396 for the six months ended June 30, 1998.

         Net Income. The Company's net income decreased by $344,053 or approximately 43.0% to $456,410 for the six months ended June 30, 1999 compared to net income of $800,463 for the six months ended June 30, 1998.


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

         As of June 30, 1999, the Company had working capital of $4,339,117, stockholders' equity of $4,618,236 and a working capital ratio (current assets to current liabilities) of approximately 2.5:1. As of June 30, 1999 and June 30, 1998, the Company had cash and cash equivalents of $4,305,387 and $2,283,253, respectively.

         For the six months ended June 30, 1999, net cash used in the Company's operating activities was $1,743,430 compared to net cash provided by operating activities of $74,312 for the six months ended June 30, 1998. For the six months ended June 30, 1999 and June 30, 1998, the Company utilized $238,331 and $327,277 for investing activities, respectively. For the six months ended June 30, 1999 and June 30, 1998, net cash provided by the Company's financing activities was $0 and $280,000, respectively.

          For the years ending December 31, 1999, 2000, 2001 and 2002, the Company's minimum payments in connection with non-cancelable operating leases for office space and equipment will be approximately $281,000, $281,000, $374,000 and $415,000 per year, respectively.

         Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations for the foreseeable future. However, there can be no assurance that the Company will not require additional financing. The Company's capital requirements depend on, among other things, whether the Company is successful in continuing to generate revenues and income from MKP, the Company's marketing efforts, including those related to our MARS(TM) computer software, the ability of the Company to successfully market its services and software, competing technological and market developments, any costs involved in protecting and enforcing the Company's proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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


Dated: August 12, 1999



                        FINANCIAL PERFORMANCE CORPORATION


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