Form 10QSB
period 1999-09-30
FINANCIAL PERFORMANCE CORP
filed 1999-11-12
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                         Commission File Number 0-16530

            -------------------------------------------------------

                       FINANCIAL PERFORMANCE CORPORATION

            -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                                      13-3236325
-----------------------------------------       -------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                  335 Madison Avenue, New York, New York 10017
              ---------------------------------------------------
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

                            YES  [ X ]           NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at November 11, 1999
--------------------------------      -----------------------------------------
       Common Stock                                9,471,534 Shares

                       Financial Performance Corporation
         Report on Form 10-QSB for the Quarter ended September 30, 1999

                               TABLE OF CONTENTS

Part I.                                                                                                        Page
                                                                                                               ----
         Item 1.  Financial Statements (Unaudited)................................................................1

                  Consolidated Balance Sheets
                           September 30, 1999 and September 30,1998...............................................2

                  Consolidated Statements of Operations
                           For the Nine Months Ended
                           September 30, 1999 and September 30, 1998..............................................3

                  Consolidated Statements of Operations
                           For the Three Months Ended
                           September 30, 1999 and September 30, 1998..............................................4

                  Consolidated Statements of Changes in Stockholders' Equity
                           for the Nine Months Ended
                           September 30,1999 and September 30, 1998...............................................5

                  Consolidated Statements of Cash Flows
                           for the Nine Months Ended
                           September 30,1999 and September 30, 1998...............................................6

                  Notes to Consolidated Financial Statements......................................................7

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...................................................14

Part II

         Item 6.  Exhibits and Reports on Form 8-K...............................................................24

                                     PART I

Item 1.  Financial Statements

         The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 1998

ASSETS                                                                       1999                1998
------                                                                     -----------        ----------
                                                                           (Unaudited)        (Unaudited)
                                                                                               (Restated)
Current assets
     Cash and cash equivalents                                            $  4,132,918      $ 3,456,266
     Accounts receivable                                                     2,180,924        3,238,363
     Prepaid expenses and other current assets                                  73,309          118,227
                                                                          ------------      -----------

          Total current assets                                               6,387,151        6,812,856

Property and equipment, net of accumulated depreciation                        222,511          193,690

Software development costs                                                           -          135,605

Investment in subsidiary                                                       771,608          610,942

Other assets                                                                   297,735          311,163
                                                                          ------------      -----------

                                                                          $  7,679,005      $ 8,064,256
                                                                          ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Accounts payable and accrued expenses                                $  1,940,992      $ 4,053,288
                                                                          ------------      -----------

          Total current liabilities                                          1,940,992        4,053,288
                                                                          ------------      -----------

Minority interest in consolidated subsidiaries                               1,021,046          684,046
                                                                          ------------      -----------

Stockholders' equity

     Common stock - authorized 50,000,000 shares
        of $.01 par value per share: issued and outstanding
        9,471,534 as of September 30, 1999 and 9,421,534
        as of September 30, 1998                                                94,715           94,215
     Additional paid in capital                                              7,756,261        7,746,761
     Accumulated (deficit)                                                  (3,134,009)      (4,516,054)
                                                                          ------------      -----------

          Total stockholders' equity                                         4,716,967        3,324,922
                                                                          ------------      -----------

                                                                          $  7,679,005      $ 8,064,256
                                                                          ============      ===========

              See accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           1999               1998
                                                        -----------        ----------
                                                        (Unaudited)        (Unaudited)
                                                                           (Restated)
Revenues                                               $ 11,294,200        $ 16,273,508
                                                       ------------        ------------

Costs and expenses

     Cost of revenues                                     8,282,916          12,222,532
     Salaries and related expenses                          928,127           1,393,730
     Selling, general and administrative                  1,155,297             853,743
                                                       ------------        ------------

                                                         10,366,340          14,470,005
                                                       ------------        ------------

          Operating income                                  927,860           1,803,503
                                                       ------------        ------------

Other income (expense):

     Interest income                                         73,095              57,150
     Minority interest in income of consolidated
        subsidiaries                                       (339,000)           (432,000)
                                                       ------------        ------------

                                                           (265,905)           (374,850)
                                                       ------------        ------------

Income before income taxes                                  661,955           1,428,653

Income taxes                                                106,814             147,850
                                                       ------------        ------------

Net income                                             $    555,141        $  1,280,803
                                                       ============        ============

Earnings per common share:
  Basic                                                $       .059        $       .146
  Diluted                                                      .056                .145

              See accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                    1999              1998
                                                               --------------       ---------
                                                                 (Unaudited)        (Unaudited)
                                                                                    (Restated)
Revenues                                                        $ 3,210,987         $ 7,066,252
                                                                -----------         -----------

Costs and expenses
     Cost of revenues                                             2,312,723           5,498,127
     Salaries and related expenses                                  275,662             472,223
     Selling, general and administrative                            422,899             345,795
                                                                -----------         -----------

                                                                  3,011,284           6,316,145
                                                                -----------         -----------

          Operating income                                          199,703             750,107
                                                                -----------         -----------

Other income (expense):
     Interest income                                                 28,703              27,660
     Minority interest in income of consolidated
        subsidiaries                                                (99,000)           (235,000)
                                                                -----------         -----------

                                                                    (70,297)           (292,340)
                                                                -----------         -----------

Income before income taxes                                          129,406             542,767

Income taxes                                                         30,675              62,427
                                                                -----------         -----------

Net income                                                      $    98,731         $   480,340
                                                                ===========         ===========

Earnings per common share:

   Basic                                                        $       .01         $       .05
   Diluted                                                              .01                 .05

              See accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)


                                          Common Stock            Additional
                                    -------------------------       Paid In
                                     Shares         Par Value       Capital           Deficit         Total
                                    ---------      ----------     -----------      -------------   -----------
Balance, January 1, 1999            9,471,534      $  94,715      $ 7,756,261      $ (3,689,150)   $ 4,161,826

Net income                             -              -               -                 555,141        555,141
                                    ---------      ---------      -----------      ------------    -----------

Balance, September 30, 1999         9,471,534      $  94,715      $ 7,756,261      $ (3,134,009)   $ 4,716,967
                                    =========      =========      ===========      =============   ===========



Balance, January 1, 1998            8,021,534       $ 80,215      $ 7,480,761      $ (5,796,857)   $ 1,764,119

Issuance of shares in private
  placement, net of costs           1,400,000         14,000          266,000                 -        280,000

Net income                             -             -                -               1,280,803      1,280,803
                                    ---------      ---------      -----------      ------------    -----------

Balance, September 30, 1998         9,421,534      $  94,215      $ 7,746,761      $ (4,516,054)   $ 3,324,922
                                    =========      =========      ===========      =============   ===========

              See accompanying notes to the financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                       1999                         1998
                                                                                    -----------                  ----------
                                                                                    (Unaudited)                  (Unaudited)
                                                                                                                  (Restated)
Cash flows from operating activities:
     Net income                                                                    $    555,141                  $ 1,280,803
     Adjustments to reconcile to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                   92,043                       55,631
         Minority interest in income of consolidated subsidiaries                       339,000                      432,000
         Increase (decrease) in cash flows from operating activities resulting from changes in:
            Accounts receivable                                                      (1,838,141)                  (2,517,747)
            Prepaid expenses and other current assets                                   (42,034)                     (39,117)
            Other assets                                                                 (3,667)                      (7,357)
            Accounts payable and accrued expenses                                      (900,196)                   2,145,135
                                                                                  -------------                 ------------

              Net cash provided by (used in) operating activities                    (1,797,854)                   1,349,348
                                                                                   ------------                 ------------

Cash flows from investing activities:
     Acquisition of property and equipment                                              (84,486)                     (50,114)
     Investment in subsidiary                                                          (271,890)                    (379,186)
                                                                                  -------------                -------------

              Net cash used in investing activities                                    (356,376)                    (429,300)
                                                                                  -------------                -------------

Cash flows from financing activities:
     Proceeds from sale of common shares and exercise of
        warrants                                                                        -                            280,000
                                                                                  -------------                -------------

Net increase (decrease)  in cash                                                     (2,154,230)                   1,200,048

Cash, beginning of period                                                             6,287,148                    2,256,218
                                                                                   ------------                 ------------

Cash, end of period                                                                 $ 4,132,918                  $ 3,456,266
                                                                                    ===========                  ===========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                                      $      26,000                $      24,000
                                                                                  =============                =============

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

             Condensed financial information of its eighty percent owned subsidiary, MKP, excluding intercompany eliminations, as of September 30, 1999 and 1998 and for the nine months then ended, is as follows:

                                          1999          1998
                                      -----------    -----------
        Cash                          $ 3,638,000    $ 3,243,000
        Accounts receivable             2,181,000      3,238,000
        Other assets                      180,000        180,000
        Accounts payable                1,673,000      3,757,000
        Revenues                       11,294,000     16,274,000
        Operating expenses             10,395,000     14,995,000
        Net income                        865,000      1,188,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (1)     Principles of Consolidation (continued)

             Intercompany management fees of $732,000 and $1,013,000 were included in operating costs for the nine months ended September 30, 1999 and 1998, respectively. These amounts were eliminated upon consolidation.

     (2)     Restatement of Certain items

             Certain items in the Company's financial statements for the nine months and three months ended September 30, 1998 have been restated to conform the presentation of such financial statements with the Company's financial statements for the nine months and three months ended September 30, 1999.

     (3)     Software Development Costs and Amortization

             Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred for the nine months ended September 30, 1999 and 1998.

             Amortization of capitalized software development costs is generally provided on a productby-product basis at the greater of the amount computed by using the ratio that current gross revenue bears to the total current and anticipated gross revenue of the product or on the straight-line method over the sixty-month estimated useful life of the product commencing when the product is available for general release to customers.

             Software Development Costs are summarized as follows:

                                           1999                    1998
                                        -----------             ----------

Balance, beginning of period            $    -                  $  135,605
   Additions                                 -                        -
   Amortization                              -                        -
                                        -----------             ----------

Balance, end of period                  $    -                  $  135,605
                                        ===========             ==========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(4)          Earning per common share

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

(7)          Depreciation and Amortization

             Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, 5 to 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and betterments are capitalized.

             Amortization of an intangible asset, a customer list of $164,000, included on the balance sheet under the caption, other assets, is being amortized on the straight line basis, over ten years.

Property and equipment consists of the following:

                                                              1999            1998
                                                           ----------      ----------
Computer equipment                                         $  245,822      $  156,520
Furniture and fixtures                                        191,157         155,581
Leasehold improvements                                         33,977          33,977
                                                           ----------      ----------

                                                              470,956         346,078
Less: accumulated depreciation and amortization               248,445         152,388
                                                           ----------      ----------

                                                           $  222,511      $  193,690
                                                           ==========      ==========

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

             At December 31, 1998, the Company had net operating loss carry forwards of approximately $3,567,000, which would expire by 2012, available to offset future taxable income. Certain provisions of the tax law may limit the net operating loss carry forwards available for use in any given year in the event of a significant change in ownership interest. At December 31, 1998, the Company had a deferred tax asset amounting to approximately $1,700,000. The deferred tax asset considered primarily of net operating loss carry forwards and has been fully offset by a valuation allowance of the same amount.

     The income tax expense represents state and local income taxes on the income of MKP.

NOTE C - SIGNIFICANT CUSTOMERS

             For the nine months ended September 30, 1999, one customer of the Company's subsidiary, MKP, accounted for 92% of the Company's consolidated revenues.

             The total accounts receivable from this customer at September 30, 1999 amounted to 93% of the total accounts receivable balance.

NOTE D - WARRANTS TO PURCHASE COMMON STOCK

     At September 30, 1999, the Company had outstanding warrants as follows:

        Number of        Exercise         Expiration
          Shares           Price             Date
        ----------      -----------     --------------
          250,000         $ .50          November 30, 1999
          550,000           .50          October 31, 2001
          725,000          1.00          September 15, 2006
           20,000          1.00          September 16, 2006
          200,000           .50          September 15, 2010

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE E - INCENTIVE STOCK OPTION PLAN (continued)

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

     Presented below is a summary of the status of the Company's stock options for the nine months ended September 30, 1999 and 1998:

                                                      1999                          1998
                                              ---------------------       -------------------------
                                                           Weighted                       Weighted
                                              Shares       Average         Shares          Average
                                               under       Exercise        under           Exercise
                                              Options        Price        Options           Price
                                              -------     ---------       --------        ---------
Balance, beginning of period                     -        $   -            70,000          $  2.31
                                                 -            -
Granted                                          -            -              -                 -
Exercised                                        -            -              -                 -
Expire                                           -            -              -                 -
                                              -------     ----------     --------         --------

Balance, end of period                        $  -        $   -            70,000         $ 2.31
                                              =======     ==========     ========         ========


NOTE F -EMPLOYEE BENEFIT PLANS

     In January, 1997, the Company established a 401(k) salary deferred benefit plan covering substantially all employees who have met certain requirements. The plan requires Company contributions equal to 50% of a participant's contribution, to a maximum of 3% of each participant's contribution.

     In September, 1997, the Company amended its 401(k) plan to provide for discretionary profit sharing plan contributions. Total contributions to the plans, (401(k) and profit sharing), were $127,000 and $82,000 for the years ended December 31, 1998 and 1997, respectively.

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

     Minimum payments for the leased properties for subsequent years are as follows:

                 Years Ending
                 December 31,
                 ------------
                    1999                 $    281,000
                    2000                      281,000
                    2001                      374,000
                    2002                      415,000
                    2003                      419,000
                  Thereafter                1,292,000
                                         ------------

                                         $  3,062,000
                                         ============

Rent and equipment leasing expense was $270,000 for the nine months ended September 30, 1999 and 1998.

NOTE H - RESTRICTED CASH AND CONTINGENCIES

     At September 30, 1999, $180,000 was invested in a Certificate of Deposit and is pledged as security for a letter of credit issued in connection with the lease for office space (see Note G). The $180,000 Certificate of Deposit is included on the balance sheet under the caption, other assets. This exceeds the federally insured limit.

NOTE I - CONCENTRATION OF CREDIT RISK

     The Company maintains its cash and cash equivalents with a major financial institution. The balance exceeds federally insured limits. The Company performs periodic evaluations of the relative credit standing of this financial institution in order to limit the amount of credit exposure.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value amounts of cash and cash equivalents, prepaid expenses and accrued expenses approximate fair value because of the short maturity of these items.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE K - EARNINGS PER SHARE INFORMATION

     The calculation of basic and diluted earnings per share for the nine months ended September 30, 1999 and 1998 is as follows:

                                                                     Nine Months Ended             Three Months Ended
                                                                       September 30,                   September 30,
                                                                      1999        1998               1999        1998
                                                                 -----------   ----------        -----------   --------
Net income available to
   Common share owners                                            $  555,141   $1,280,803         $   98,731   $  480,340
                                                                  ==========   ==========         ==========   ==========

Average shares outstanding (a)                                     9,471,534    8,799,309          9,471,534    9,421,534

Dilutive securities
   Stock options and warrants                                        451,286       33,772            451,286      101,316
                                                                  ----------   ----------         ----------   ----------
Average shares outstanding
  assuming dilution (b)                                            9,922,820    8,833,081          9,922,820    9,522,850
                                                                  ==========   ==========         ==========   ==========

(a) Used to compute basic earnings per share.
(b) Used to compute diluted earnings per share.

NOTE L - CHANGE IN FISCAL YEAR

     In February 1998, the Company's fiscal year end was changed from September 30 to December 31.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Revenues. The Company's revenues historically have been derived from a limited number of customers, due principally to the nature of the merger communications business which has generally required concentration of the Company's personnel and resources on a limited number of large projects from different merger clients during any particular period. For the fiscal year ended September 30, 1997, two customers of the Company's subsidiary, Michaelson Kelbick Partners Inc. ("MKP"), accounted for approximately 72% of the Company's revenues, with one customer accounting for approximately 56% of its revenues. For the fiscal year ended December 31, 1998, three customers of MKP accounted for approximately 82% of the Company's revenues, with one customer of MKP accounting for approximately 55% of its revenues. For the nine months ended September 30, 1999, one customer of MKP accounted for approximately 92% of the Company's revenues. The Company anticipates that a substantial amount of its revenues will continue to be derived from a limited number of customers. As a result, the Company's sales and operating results are subject to substantial variations in any given year and from quarter to quarter. In addition, sales and net income (if any) of the Company in any particular quarter may not necessarily reflect the results of operations for the Company for the full year.

         Restatement. Certain items in the Company's financial statements for the three months and nine months ended September 30, 1998 have been restated to reflect the quarterly accrual of bonus payments for the fiscal year ended December 31, 1998, in order to conform the presentation of such financial statements with the Company's financial statements for the three months and nine months ended September 30, 1999.

         Subsidiaries. The Company's consolidated financial statements include the accounts of Financial Performance Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Summary financial information concerning MKP, excluding intercompany eliminations, as of September 30, 1999 and 1998 and for the nine months then ended, is as follows:

                                                                            1999               1998
Cash......................................................               $ 3,638,000       $ 3,243,000
Accounts receivable.......................................               $ 2,181,000       $ 3,238,000
Other assets..............................................               $   180,000       $   180,000
Accounts payable..........................................               $ 1,673,000       $ 3,757,000
Revenues..................................................               $11,294,000       $16,274,000
Operating expenses........................................               $10,395,000       $14,995,000
Net income ...............................................               $   865,000       $ 1,188,000

         Summary financial information concerning the Company's other two subsidiaries, Aspen Capital Management, LLC ("Aspen") and FPC Information Corp. ("FPC Information"), as of September 30, 1999 and for the nine months then ended, is not separately set forth as these entities had no revenues for such periods and their assets and liabilities during such periods were immaterial to the Company.

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

         The income tax expense of $106,814 and $30,675 for the nine months and three months ended September 30, 1999, and the income tax expense of $147,850 and $62,427 for the nine months and three months ended September 30, 1998, respectively, represents state and local income taxes on the income of MKP.

         Costs associated with software development subsequent to the establishment of technological feasibility, including enhancements to software products, are capitalized and amortized as required by Statement of Financial Accounting Standards No. 86. Costs incurred prior to achieving technological feasibility are expensed as incurred and classified as research and development costs. There were no research and development costs incurred by the Company for the three months ended September 30, 1999 and 1998.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 vs. Three  Months Ended September 30,
1998

         Revenues. Total revenues decreased by $3,855,265 or approximately 54.6% to $3,210,987 for the three months ended September 30, 1999 from $7,066,252 for the three months ended September 30, 1998. This decrease was attributable to a decrease in billings by MKP during this period. The Company believes the decrease in MKP's billings was primarily attributable to the decreased scope of the merger and other projects for which MKP was engaged during the three months ended September 30, 1999 and, to a lesser extent, quarterly variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged during this period. MKP generated 100% of the consolidated revenues of the Company for the three months ended September 30, 1999 and for the three months ended September 30, 1998.

         Cost of Revenues. Cost of revenues decreased by $3,185,404 or approximately 57.9% to $2,312,723 for the three months ended September 30, 1999 from $5,498,127 for the three months ended September 30, 1998. This decrease was primarily attributable to the decreased level of revenues of MKP during the three month period ended September 30, 1999.

         Salaries and Related Expenses. Payroll expenses decreased by $196,561 or approximately 41.6% to $275,662 for the three months ended September 30, 1999 from $472,223 for the three months ended September 30, 1998. This decrease was attributable primarily to the decreased bonus payments by MKP to its managing directors during the three month period ended September 30, 1999 pursuant to the employment agreements between MKP and the managing directors, as a result of decreased pre-tax net profit of MKP during the period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $77,104 or approximately 22.3% to $422,899 for the three months ended September 30, 1999 from $345,795 for the three months ended September 30, 1998. This increase was attributable principally to an increase in general overhead expenses, including professional and consulting fees and other administrative expenses.

         Other Income (Expense). Other expense decreased by $222,043 or approximately 76.0% to other expense of $70,297 for the three months ended September 30, 1999 from other expense of $292,340 for the three months ended September 30, 1998. This decrease was primarily attributable to a decrease in the deduction attributable to the Company's minority interest in income of consolidated subsidiaries.

         Operating Profit. The Company's operating profit decreased by $550,404 or approximately 73.4% to $199,703 for the three months ended September 30, 1999 compared to an operating profit of $750,107 for the three months ended September 30, 1998.

         Net Income. The Company's net income decreased by $381,609 or approximately 79.4% to $98,731 for the three months ended September 30, 1999 compared to net income of $480,340 for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

         Revenues. Total revenues decreased by $4,979,308 or approximately 30.6% to $11,294,200 for the nine months ended September 30, 1999 from $16,273,508 for the nine months ended September 30, 1998. This decrease was attributable to a decrease in billings by MKP during this period. The Company believes the decrease in MKP's billings was primarily attributable to the decreased scope of the merger and other projects for which MKP was engaged during the three months ended September 30, 1999 and, to a lesser extent, variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged during this period. MKP generated 100% of the consolidated revenues of the Company for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998.

         Cost of Revenues. Cost of revenues decreased by $3,939,616 or approximately 32.2% to $8,282,916 for the nine months ended September 30, 1999 from $12,222,532 for the nine months ended September 30, 1998. This decrease was primarily attributable to the decreased level of revenues of MKP during the nine month period ended September 30, 1999.

         Salaries and Related Expenses. Payroll expenses decreased by $465,603 or approximately 33.4% to $928,127 for the nine months ended September 30, 1999 from $1,393,730 for the nine months ended September 30, 1998. This decrease was attributable primarily to the decreased bonus payments by MKP to its managing directors during the nine month period ended September 30, 1999 pursuant to the employment agreements between MKP and the managing directors, as a result of decreased pre-tax net profit of MKP during the period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $301,554 or approximately 35.3% to $1,155,297 for the nine months ended September 30, 1999 from $853,743 for the nine months September 30, 1998. This increase was attributable principally to an increase in general overhead expenses, including consulting fees, insurance costs, professional fees and other administrative expenses.

         Other Income (Expense). Other expense decreased by $108,945 or approximately 29.1% to other expense of $265,905 for the nine months ended September 30, 1999 from other expense of $374,850 for the nine months ended September 30, 1998. This decrease was primarily attributable to a decrease in the deduction attributable to the Company's minority interest in income of consolidated subsidiaries.

         Operating Profit. The Company's operating profit decreased by $875,643 or approximately 48.6% to $927,860 for the nine months ended September 30, 1999 compared to an operating profit of $1,803,503 for the nine months ended September 30, 1998.

         Net Income. The Company's net income decreased by $725,662 or approximately 56.7% to $555,141 for the nine months ended September 30, 1999 compared to net income of $1,280,803 for the nine months ended September 30, 1998.

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

         As of September 30, 1999, the Company had working capital of $4,446,159, stockholders' equity of $4,716,967 and a working capital ratio (current assets to current liabilities) of approximately 3.3:1. As of September 30, 1999 and September 30, 1998, the Company had cash and cash equivalents of $4,132,918 and $3,456,266, respectively.

         For the nine months ended September 30, 1999, net cash used in the Company's operating activities was $1,797,854 compared to net cash provided by operating activities of $1,349,348 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999 and

September 30, 1998, the Company utilized $356,376 and $429,300 for investing activities, respectively. For the nine months ended September 30, 1999 and September 30, 1998, net cash provided by the Company's financing activities was $0 and $280,000, respectively.

          For the years ending December 31, 1999, 2000, 2001 and 2002, the Company's minimum payments in connection with non-cancelable operating leases for office space and equipment will be approximately $281,000, $281,000, $374,000 and $415,000 per year, respectively.

         Based on the Company's current plan of operations, it is anticipated that the Company's existing working capital and expected operating revenues will provide sufficient working capital for operations for the forseeable future. However, there can be no assurance that the Company will not require additional financing. The Company's capital requirements depend on, among other things, whether the Company is successful in continuing to generate revenues and income from MKP, the Company's marketing efforts, including those related to our MARS(TM) computer software, the ability of the Company to successfully market its services and software, competing technological and market developments, any costs involved in protecting and enforcing the Company's proprietary rights and any litigation related thereto and the cost and availability of third-party financing.

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

         The Company has not assessed the Year 2000 readiness of any third parties with whom the Company has relationships, such as the Company's banking clients and vendors. Due to the Company's uncertainty concerning the Year 2000 readiness of these third parties, the Company is unable to determine whether the failure by one or more of these parties to be Year 2000 complaint will materially impact the Company's business, financial condition or results of operations. The Company has not developed a "worst case" scenario with respect to Year 2000 issues.

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

         Forward-Looking Statements. Certain statements contained in this Report on Form 10-QSB, including without limitation, statements containing the words "believes," "anticipates," "may," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continued services of key employees of the Company and its subsidiaries; technological, engineering, manufacturing, quality control or other problems which could delay the development and sale of the Company's software; the development, testing and market acceptance of the Company's software; changes in the banking and financial services industries; competition; changes in business strategy or development plans; the Company's ability to obtain appropriate licenses from third parties, protect its trade secrets, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; the Company's ability to obtain sufficient financing to continue operations; and general economic and business conditions, both nationally and in the regions in which the Company operates. Certain of these factors are discussed in more detail elsewhere in this Quarterly Report on Form 10-QSB and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. Given the risks, uncertainties and unknown factors referred to above, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Dated: November 12, 1999

                            FINANCIAL PERFORMANCE CORPORATION

                            By:/s/ WILLIAM F. FINLEY
                               ---------------------------------
                                William F. Finley
                                Chief Executive Officer and
                                  President
                                 (Principal Executive Officer and
                                       Principal Financial and Accounting
                                             Officer and Officer Duly Authorized
                                              to Sign on Behalf of Registrant)