Form 10KSB
period 1999-12-31
FINANCIAL PERFORMANCE CORP
filed 2000-03-29
CIK 798600

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

             Yes   X     No
                ------

            Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            Issuer's revenues for the fiscal year ended December 31, 1999 were $12,269,351.

            The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant on March 14, 2000 was approximately $41,550,000, based on the volume-weighted average price of such stock on such date, as reported by the OTC Bulletin Board.

            The number of shares outstanding of each of the issuer's classes of common equity, as of March 14, 2000, was: 10,921,534 shares of Common Stock, $0.01 par value.

            DOCUMENTS INCORPORATED BY REFERENCE    None.

            Transitional Small Business Disclosure Format:  Yes         No    X
                                                               ------     -----

                       FINANCIAL PERFORMANCE CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                               TABLE OF CONTENTS

                                                                           Page
PART I

            ITEM 1 - DESCRIPTION OF BUSINESS .............................    1
            ITEM 2 - DESCRIPTION OF PROPERTY .............................    6
            ITEM 3 - LEGAL PROCEEDINGS ...................................    6
            ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS ..................................   6

PART II

            ITEM 5  - MARKET FOR COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS ...............................   7
            ITEM 6  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS ........................................   8
            ITEM 7  - FINANCIAL STATEMENTS ................................  14
            ITEM 8  - CHANGES IN AND DISAGREEMENTS WITH
                        ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE ..............................  14

PART III

            ITEM 9  - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                        AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT .................  15
            ITEM 10 - EXECUTIVE COMPENSATION ..............................  18
            ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT .............................  24
            ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED
                        TRANSACTIONS ......................................  26
            ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K ....................  29

FINANCIAL STATEMENTS ...................................................... F-1


                                       (i)

                                     PART I



ITEM 1 --  DESCRIPTION OF BUSINESS

INTRODUCTION

            Financial Performance Corporation (which we may also refer to as the "Company" or "FPC") is a holding company that operates through its subsidiaries. Through our subsidiary, Michaelson Kelbick Partners, Inc. (which we refer to as "MKP"), we provide communications consulting services to the financial services industry, particularly with respect to communications concerning mergers and other business combinations. Bank merger communications accounts for approximately 85% of MKP's revenues. MKP also provides marketing, planning and communications strategies, sales promotion and direct mail services.

            Through our recently acquired subsidiary, iMapData.com, Inc., (which we refer to as "iMapData.com"), we provide business-to-business clients with convenient access via digital computer software to competitive marketing and economic data on a secure proprietary website. iMapData.com employs a vast array of information to produce its analyses, mining and merging the data to create proprietary information using software that allows users to digitally visualize data based on algorithms that it has developed over many years. iMapData.com's customized databases cover 1,005 industries; enable clients to view submarkets unique to their industry; display the competitors, customers and suppliers in a given industry; and overlay and correlate all this information in simple and meaningful ways -- all in real time.

            From time to time, we may seek acquisitions or business combinations within or outside the financial services industry that we believe are strategic and will provide growth opportunities for the Company. We are implementing a new business strategy in which we will also focus on Internet-related businesses and services aimed at the business-to-business market. We may fund such acquisitions through the issuance of stock or with cash, or a combination. If we identify an appropriate acquisition candidate, we may need to seek additional financing. We cannot assure you that we will be able to successfully integrate any new acquisition.

            In November 1999, in connection with the purchase of the Company's common stock from Robert Trump by Jeffrey Silverman and Ronald Nash, we named Messrs. Silverman and Nash as directors of the Company. On January 12, 2000, Mr. Silverman was named our Chairman and Chief Executive Officer and Mr. Nash was named our President.

MERGER COMMUNICATIONS SERVICES OF MKP

            In October 1994, together with Susan Michaelson and Hillary Kelbick, we formed MKP. We own 80% of the outstanding equity of MKP and each of Ms. Michaelson and Ms. Kelbick owns 10% of the outstanding equity of MKP. During the five most recent fiscal years ended September 30, 1995, 1996, and 1997 and December 31, 1998 and 1999, MKP accounted for all of our consolidated revenues.

            Ms. Michaelson and Ms. Kelbick have over 34 years of combined experience in financial services marketing. They have managed over 50 merger communications and other projects for banks. They were both formerly employed as Senior Vice Presidents by Wilcox Associates in New York City where they were primarily responsible for the planning, development and execution of marketing communications projects for numerous financial institutions.

            MKP's first two major merger assignments were the First Union/First Fidelity merger and the Bank of Boston/Bay Bank merger. MKP was the sole merger communications firm involved in these mergers. Since its formation, MKP has also performed services for various other banking institutions, including First Union Corporation, Chase Manhattan Bank, BankBoston, The Dime Savings Bank of New York, Fleet Financial Group, The CIT Group, and PNC Bank. MKP has also been involved with the First Union/Signet Bank merger and received a "Future Bank Initiative" assignment from First Union National Bank. This assignment was awarded to MKP by First Union National Bank based upon MKP's expertise in the banking industry and involved designing and implementing communications with the bank's customers which describe the bank's products and services. In 1997, MKP received the Vendor of the Year Award from First Union National Bank, which is presented to the vendor that has had a major positive impact on First Union National Bank for the year in question. Only one such award was presented by First Union National Bank in 1997.

            The merger communications projects which MKP undertakes involve planning, strategizing, managing and executing customer communications in support of merger related events, including:

            -      Systems conversions;

            -      Product consolidations;

            -      Price changes; and

            -      Branch closings.

            Merger Communications Services. MKP's merger communications services include:

            -      Business strategies and marketing planning;

            - Advisory services: impact assessments by product, service and customer group;

            - Data processing: data sources and customer account file integration;

            - Communications development and execution: comprehensive layouts, pre-press production, mail file development, print and mail production;

            -      Project management, including milestones and budgets;

            -      File collapse methodology (definition of the customer); and

            -      Regulatory requirements for disclosure.

            Data Management.  MKP's data management services include:

            - Planning. Includes defining the communications requirements, including product/account types, file integration and merge/purge requirements and level of personalization required.

            - Data Source(s) and External Suppliers. MKP advises clients on advantageous data source(s) for each project (i.e., operating systems, CIF or a combination thereof). In addition, MKP can assist in assessing internal and external data processing requirements.

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

            MKP Quality Control. As MKP works to develop concepts and strategies for our clients, MKP confirms that the concepts and strategies which are developed can be properly executed. MKP adheres to strict quality control procedures and uses numerous quality control/verification checks in this process, including the following:

            - Developing tape specifications and mail house instructions (before tape is cut);

            - Initial tape verification (immediately upon receipt of tape);

            -      File clean-up verification;

            -      Merge/purge verification;

            - Verification of programmed data, including copy block assignment and line count;

            -      Account number verifications; and

            -      Verification of live laser proofs.

            Data Management/Quality Control. MKP has significant experience in developing systems for customizing data processing and programming verification in order to ensure quality control integrity of each merger project. MKP assembles and manages both internal and external resources in support of large-scale, complex projects.

BACKGROUND ON CONSULTING IN THE FINANCIAL SERVICES INDUSTRY

            Consulting services currently provided to the financial services industry are rendered by a diverse group of companies or firms, which range in size from large firms which are divisions or subsidiaries of major accounting firms or Fortune 100 companies to organizations which are smaller than us.

            We believe that the recent increase of mergers and acquisitions in the financial services industry has generated an increase in demand for related consulting services. We believe this increased demand includes a trend towards outsourcing certain services and a greater focus on product and sales analyses and marketing and communications strategies used in connection with mergers and business combinations. Further, we believe that the industry will continue to consider alternative methods of analyzing the financial impact and competitive position of its products and reduce in-house corporate functions which may be more efficiently effectuated by outside resources.

CUSTOMERS

            Our revenues historically have been generated from a limited number of customers. For the year ended December 31, 1997, three customers of MKP accounted for an aggregate of approximately 77% of our total revenues, with one customer of MKP accounting for 48% of our total revenues. For the year ended December 31, 1998, three customers of MKP accounted for an aggregate of approximately 83% of our total revenues, with one customer of MKP accounting for approximately 55% of our total revenues. For the year ended December 31, 1999, two customers of MKP accounted for approximately 92% of our total revenues, with one customer accounting for approximately 75% of our total revenues.

COMPETITION

            Competition among enterprises which render merger communications services and software products to financial institutions and other business organizations is intense. Such services are generally rendered by a relatively small number of specialized firms and require sophisticated and time critical support services, such as data processing and printing which are sometimes (as in the case of MKP) provided by outside firms. We face competition from other companies that have greater financial resources, more technical personnel and more extensive service capabilities than us. For example, MKP competes against larger and more established companies such as Harte-Hanks Communication, Dimac Corporation and Arthur Andersen Consulting.

            We seek to distinguish our services from those of our competitors based primarily upon the experience of our management in the financial services industry.

            There can be no assurances that we will be successful in our efforts to distinguish our services in the marketplace.

MARKETING

            Susan Michaelson and Hillary Kelbick, the managing directors of MKP, together with William F. Finley, the Company's chief financial officer, are primarily responsible for marketing our services. In the past, we conducted our marketing activities primarily through advertising in selected financial institution trade media and at professional financial institution conventions. We currently market our services primarily through direct sales calls, referral business and personal contacts.

            We market primarily to domestic and foreign banks. We believe that there are approximately 500 banks in the United States engaged in activities which could use the type of consulting services we provide. We also believe that significant opportunities may exist for us to sell our services in Europe and the Far East.

            We also plan to explore expansion into merger communications for other industries, such as the insurance and brokerage industries, as a means to increase MKP's revenues and reduce its dependence on bank merger communications.

            We believe that our success is dependent upon our ability to attract a steady flow of new customers, as well as new assignments from past customers. The solicitation of new assignments from past customers has been and is expected to be an integral part of our marketing strategy.

OUR EMPLOYEES

            As of March 14, 2000, we have twenty full-time employees. We also engage independent contractors and consultants from time to time in connection with certain projects. As of March 14, 2000, we have three full-time and five part-time consultants. We expect to employ additional personnel as needed in connection with our operations. We believe that we have good relations with our employees and independent contractors. None of our employees are part of a collective bargaining arrangement.

RECENT DEVELOPMENT

            On March 3, 2000, pursuant to an Agreement and Plan of Merger dated as of February 23, 2000 among the Company, FPC Acquisition Corp., iMapData.com, and the stockholders of iMapData.com, FPC Acquisition Corp. was merged into iMapData.com in exchange for 1,000,000 shares of the Company's common stock. As a result of the merger, iMapData.com has become a wholly owned subsidiary of the Company. iMapData.com is a Washington, D.C.-based electronic database information and proprietary Internet-based company.

HISTORY

            We were incorporated in New York in August 1984 under the name Performance Services Group, Inc. and changed our name to Financial Performance Corporation in June 1986. In February 1990, we became insolvent and, as a result, ceased our day-to-day operations. We were inactive from February 1990 to November 1992. We resumed operations in January 1993. In 1994, we began implementing a business strategy of establishing subsidiary companies to engage in related or complementary areas of the financial services industry. As a result, together with certain of our affiliates, we formed several subsidiaries, including MKP. The other subsidiaries are currently inactive. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2 -- DESCRIPTION OF PROPERTY

            Our principal executive offices are located in New York City at 335 Madison Avenue, 8th Floor, New York, New York 10017. In October 1996, we entered into a lease with Builtland Partners, covering approximately 11,142 square feet on the 8th floor at 335 Madison Avenue. This lease has a 10-year term expiring in October 2006. The lease provides for a fixed minimum rent of approximately $372,000 per year payable during the first five years of the term and fixed minimum rent of approximately $420,000 per year payable during the final five years of the term. Under the terms of the lease, our fixed minimum rent obligations were abated from October 1996 through March 20, 1997 and for the months of October, November and December in each of the first four years of the lease term. Additionally, in September 1997, the landlord agreed to a further one month abatement of fixed minimum rent. We will be required to pay operating expense and real estate tax escalation payments as additional rent. The landlord has paid or reimbursed us for approximately $500,000 of construction and other related costs.

            In December 1999, we entered into an additional lease with Sage Realty Corporation covering the 30th floor at 777 Third Avenue, New York, New York 10017. This lease has a 10-year term expiring January 1, 2010. The lease provides for a fixed rent of $646,800 per year payable during the first five years of the term and a fixed rent of $670,800 per year payable during the final five years of the term. In December 1999, we entered into a License Agreement with Modlin Haftel & Nathan LLP, granting Modlin Haftel & Nathan LLP a license to use certain of the offices and common areas within these premises. The license has a five year term expiring on December 31, 2004. Under the license, Modlin Haftel & Nathan LLP will pay us an annual fee of $200,004 as well as any additional costs with respect to additional services directly attributable to the use of the premises by Modlin Haftel & Nathan LLP.

            We believe that our facilities are well maintained, in good condition and suitable for us to continue our operations in the foreseeable future.

ITEM 3 -- LEGAL PROCEEDINGS

            From time to time, we are a party to lawsuits that arise in the conduct of our business. We are not a party to any legal proceedings which we consider to be material to the business of the Company.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            The Company did not submit any matters to a vote of its shareholders during the Company's fiscal year ended December 31, 1999.

                                    PART II

ITEM 5 -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

            Since November 1996, our common stock has traded on the OTC Bulletin Board under the symbol "FPCX." The following table sets forth the range of high and low bid prices as reported by the OTC Bulletin Board during the calendar quarters set forth therein. We believe that these quotations represent interdealer quotations, without adjustment for retail mark-up, mark-down or commissions and may not represent actual transactions.


          1998                                                                                HIGH                   LOW
          ----                                                                                ----                   ---
          1st Quarter....................................................................    0.2813               0.1875
          2nd Quarter....................................................................    0.8125               0.1563
          3rd Quarter....................................................................    0.9688               0.2500
          4th Quarter....................................................................    1.3750               0.4375

          1999                                                                                HIGH                   LOW
          ----                                                                                ----                   ---
          1st Quarter....................................................................    1.8125               0.8750
          2nd Quarter....................................................................    1.2500               0.4400
          3rd Quarter....................................................................    0.5938               0.2813
          4th Quarter ...................................................................   15.6250               0.3750


            As of March 14, 2000, we had approximately 173 shareholders of record, which number excludes the number of beneficial owners whose share are held in "streetname." We believe that a substantial number of shares of our common stock are held in "streetname."

            We have applied to have our common stock quoted on The Nasdaq SmallCap Market. We can not assure you that our application will be approved, or, if approved, that a liquid and active market on Nasdaq will develop, or be sustained.

EQUITY SECURITIES ISSUED BY THE COMPANY

            In November 1999, in connection with the purchase of the Company's common stock from Robert Trump by Jeffrey Silverman and Ronald Nash, we named Messrs. Silverman and Nash as directors of the Company and issued options to purchase 1,000,000 shares of common stock, immediately exercisable at $0.43 per share, to each of Jeffrey Silverman and Ronald Nash.

            In December 1999, we issued to Richard Levy, a director of the Company, 150,000 shares of common stock as compensation for services rendered in connection with the transactions by and among Messrs. Trump, Silverman, Nash and the Company. In December 1999, we issued to Joseph Bongiorno 50,000 shares of common stock as compensation for services rendered in connection with the transactions by and among Messrs. Trump, Silverman, Nash and the Company.

            On January 12, 2000, Mr. Silverman was named our Chairman and Chief Executive Officer and Mr. Nash was named our President. In lieu of a salary for the year 2000, Messrs. Silverman and Nash each accepted from the Company five-year options to purchase an additional 1,000,000 shares of common stock immediately exercisable at $14.50 per share.

DIVIDEND POLICY

            To date, we have not paid any dividends on our common stock. Whether we pay dividends in the future will be at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements and such other factors as our Board of Directors may deem relevant.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            We are a holding company that operates through its subsidiaries. Through our subsidiary MKP, we provide communications consulting services to the financial services industry, particularly with respect to communications concerning mergers and other business combinations. In February 1998, we changed our fiscal year end from September 30 to December 31.

            Revenues. Our revenues historically have been derived from a limited number of customers in the banking industry. For the year ended December 31, 1997, three customers of MKP accounted for an aggregate of approximately 77% of our total revenues, with one customer of MKP accounting for 48% of our total revenues. For our fiscal year ended December 31, 1998, three customers accounted for approximately 83% of our revenues, with one customer accounting for approximately 55% of our total revenues. For our fiscal year ended December 31, 1999, two customers of MKP accounted for approximately 92% of our total revenues, with one customer accounting for approximately 75% of our total revenues. We anticipate that a substantial amount of our revenues will continue to be concentrated from a limited number of customers. As a result, our sales and operating results are subject to substantial variations in any given year and from quarter to quarter. Our sales and net income (if any) in a particular quarter may be lower than the sales and net income (if any) for the comparable quarter in the prior year. In addition, sales and net income (if any) in any particular quarter may not necessarily reflect our results of operations for the full year. The loss of, or reduction in services to, one or more of MKP's customers is likely to materially harm our business, financial condition and results of operations.

            Subsidiaries. Our consolidated financial statements include FPC and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. During the five most recent fiscal years ended September 30, 1995 and 1996 and December 31, 1997, 1998, and 1999, MKP accounted for all of our consolidated revenues.

            Summary financial information concerning MKP, excluding intercompany eliminations, as of December l31, 1999 and 1998, and for the years then ended is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                     ----------------------
                                                   1999                  1998
                                                   ----                  ----
     Cash and cash equivalents.............        $4,012,000              $5,910,000
     Short-term investment.................           485,000                       0
     Accounts receivable...................            25,000                 343,000
     Other assets..........................           256,000                 281,000
     Accounts payable......................           517,000               2,478,000
     Revenues..............................        12,269,000              21,492,000
     Operating costs.......................        11,360,000              19,312,000
     Net Income............................           905,000               1,999,000

            At December 31, 1999, we had net operating loss carryforwards of approximately $3,000,000, which will expire in various years through and including 2013. Certain provisions of the tax law may limit the net operating loss carryforwards available for our use in the event of a significant change in the ownership interest of the Company. In such case, our ability to offset future taxable income with net operating loss carryforwards may be substantially limited. At December 31, 1999, we had a deferred tax asset of approximately $1,200,000. The deferred tax asset consists primarily of net operating loss carryforwards and was fully offset by a valuation allowance of the same amount.

            The income tax expenses for the year ended December 31, 1999 of $132,164 and for the year ended December 31, 1998 of $262,106, represent state and local income taxes on the income of MKP.

            The following analysis of the financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements appearing elsewhere in this report.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

            Revenues. Total revenues decreased by $9,222,800 or approximately 42.9% to $12,269,000 for the fiscal year ended December 31, 1999 from $21,492,151 for the fiscal year ended December 31, 1998. This decrease was attributable to a decrease in services provided by MKP during this period. The decrease in services provided was primarily attributable to the decreased scope of merger and other projects for which MKP was engaged during the fiscal year ended December 31, 1999 and, to a lesser extent, variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged during this period. MKP generated 100% of the consolidated revenues of the Company for the fiscal year ended December 31, 1999 and for the fiscal year ended December 31, 1998.

            Cost of Revenues. Cost of revenues decreased by $5,836,925 or approximately 39.4% to $8,986,701 for the fiscal year ended December 31, 1999 from $14,823,626 for the fiscal year ended December 31, 1998. This decrease was primarily attributable to the decreased level of revenues of MKP during the fiscal year ended December 31, 1999.

            Salaries and Related Expenses. Payroll expenses decreased by $800,179 or approximately 35.8% to $1,435,179 for the fiscal year ended December 31, 1999 from $2,235,358 for the fiscal year ended December 31, 1998. This decrease was attributable primarily to the decreased bonus payments by MKP to its managing directors during the fiscal year ended December 31, 1999 pursuant to the employment agreements between MKP and the managing directors, as a result of decreased pre-tax net profit of MKP during the period.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $396,321 or approximately 26.7% to $1,883,190 for the fiscal year ended December 31, 1999 from $1,486,869 for the fiscal year ended December 31, 1998. This increase was attributable principally to an increase in general overhead expenses, including consulting fees, insurance costs, professional fees and other administrative expenses.

            Other Income (Expense). Other expense increased by $118,416 or approximately 20.5% to $694,901 for the fiscal year ended December 31, 1999 from $576,485 for the fiscal year ended December 31, 1998. This increase was primarily attributable to the write-off of the Company's investment in FPC Information Corp.

            Operating Income (Loss). Operating income decreased by $2,982,017 or approximately 101.2% to an operating loss of $35,719 for the fiscal year ended December 31, 1999 compared to operating income of $2,946,298 for the fiscal year ended December 31, 1998.

            Net Income (Loss). Net income decreased by $2,970,491 or approximately 140.9% to a net loss of $862,784 for the fiscal year ended December 31, 1999 compared to net income of $2,107,707 for the fiscal year ended December 31, 1998.

FISCAL YEAR ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

            Revenues. Revenues for the fiscal year ended December 31, 1998 increased by $13,108,984, or approximately 156.4%, to $21,492,151 from $8,383,167 for the fiscal year ended December 31, 1997. This increase was attributable to the increase in merger projects for which MKP was engaged during this period. The amount of revenues generated from each of the merger projects for which MKP is retained, as well as the cost of generating such revenues, vary depending upon various factors, including the size of the merger and the number of products and services offered by the merged entity. MKP accounted for 100% of our consolidated revenues for the fiscal year ended December 31, 1998 and the year ended December 31, 1997.

            Cost of Revenues. Cost of revenues increased by $7,917,291, or approximately 114.6%, to $14,823,626 for the fiscal year ended December 31, 1998 from $6,906,335 for the year ended December 31, 1997. This increase was attributable primarily to the increased size of the merger projects for which MKP was engaged during this period.

            Salaries And Related Expenses. Payroll expenses increased by $1,559,698, or approximately 230.8%, to $2,235,358 for the fiscal year ended December 31, 1998 from $675,660 for the year ended December 31, 1997. This increase was due primarily to increased levels of base salary and bonus compensation paid to the managing directors of MKP as well as increased compensation paid to other employees during this period.

            Selling, General And Administrative Expenses. Selling, general and administrative expenses increased by $169,293, or approximately 12.8%, to $1,486,869 for the fiscal year ended December 31, 1998 from $1,317,576 for the year ended December 31, 1997. This increase reflects increased rental payments required under the lease for our office space for this period.

            Operating Income (Loss). Operating income was $2,946,298 for the fiscal year ended December 31, 1998 as compared to an operating loss of $516,404 for the year ended December 31, 1997. The increase in operating income was due primarily to our increased revenues during this period.

            Net Income (Loss). Net income was $2,107,707 for the fiscal year ended December 31, 1998 as compared to a net loss of $550,738 for the year ended December 31, 1997. The increase in net income was due primarily to our increased revenues during this period.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 1999, we had working capital (current assets less current liabilities) of $4,021,738, stockholders' equity of $3,493,042 and a working capital ratio (current assets to current liabilities) of approximately 3.7:1, compared to working capital of $3,820,018, stockholders' equity of $4,161,826 and a working capital ratio of 2.3:1 as of December 31, 1998. As of December 31, 1999 and 1998, we had cash and cash equivalents of $4,179,179 and $6,287,148, respectively. However, we conduct our operations through our subsidiaries and rely on cash payments from MKP to meet our operating requirements.

            For the fiscal year ended December 31, 1999, net cash used in our operating activities was $1,636,518 compared to net cash provided by operating activities of $4,329,565 for the fiscal year ended December 31, 1998. For the fiscal years ended December 31, 1999, and December 31, 1998, we used $1,052,951 and $588,635 for investing activities, respectively. For the fiscal years ended December 31, 1999 and December 31, 1998, net cash provided by the Company's financing activities was $581,500 and $290,000, respectively.

            As of December 31, 1999, we had no long-term debt. On December 12, 1999, Robert S. Trump, our principal shareholder, loaned us $500,000 on a short-term basis. The loan provided for interest at the rate of 10% per year and matured on February 15, 2000. On February 15, 2000, we repaid the entire principal amount of the $500,000 loan to Mr. Trump.

            As of December 31, 1999, we have made no material capital commitments other than those related to non-cancelable operating leases for office space and equipment. For the years ended December 31, 2000, 2001, 2002, and 2003, our minimum payments in connection with these leases are approximately $920,000, $932,000, $1,066,000 and $1,066,000 per year, respectively. We expect to have sublease rental income of approximately $200,000 in each such year.

            Based on our current plan of operations, we anticipate that our existing working capital and expected operating revenues will provide sufficient working capital for the conduct of our business. However, there can be no assurance that we will not require additional financing. Our capital requirements depend on, among other things, whether we are successful in continuing to generate revenues and income from MKP, whether we are successful in generating revenues and income from iMapData.com, whether we continue to identify appropriate acquisition candidates, our marketing efforts, competition, the cost and availability of third-party financing.

            We may also seek additional financing in connection with the acquisition of one or more other entities or products (or rights related thereto) or the consummation of other business combinations. If needed, we may raise financing through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other transactions. We may seek additional funding through any such transaction or a combination thereof. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on acceptable terms.

YEAR 2000

            The Year 2000 issue is one where computer systems recognize the designation "00" as 1900 instead of 2000, potentially resulting in system failure or miscalculations. In recognition of this Year 2000 issue, commencing in 1998, we initiated a comprehensive review of our information technology systems, on which we are dependent for the conduct of our business operations, as well as the computer hardware and software products, components and other equipment supplied to us by third parties in order to determine the adequacy of those systems in light of our future business requirements. We completed our review in January 1999.

            As a result of our review, we determined that our internal financial software systems are adequate for our future business needs, including Year 2000 compliance, and do not need to be replaced. The cost of our Year 2000 efforts was immaterial. To date, we have not experienced any material Year 2000 compliance problems relating to our internal financial software systems or our other information technology systems, computer hardware, software products and components or other equipment.

            We have not assessed the Year 2000 readiness of any third parties with whom we have relationships, such as our banking clients or vendors. Due to our uncertainty of the Year 2000 readiness of these third parties, we cannot determine whether the failure by one or more of these parties to be Year 2000 compliant will materially impact our business, financial condition or results of operations. Through March 14, 2000, we have not experienced any material Year 2000 compliance failures by any third parties.

            If we or the third parties with which we have relationships were to fail to meet Year 2000 requirements, we would likely encounter disruptions to our business that could have a material adverse effect on our business, financial position or results of operations. We could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures of third parties with which we have relationships.

HOLDING COMPANY AND OPERATING SUBSIDIARIES

            We conduct our operations through our subsidiaries. We have relied on cash payments from MKP to, among other things, pay creditors, maintain capital and meet our operating requirements. Under MKP's shareholders' agreement, MKP is required to pay to FPC on a quarterly basis a management fee equal to 30% of MKP's pre-tax earnings. In fiscal 1999 and 1998, MKP paid FPC approximately $766,000 and $1,714,000, respectively. Regulations, legal restrictions and contractual agreements could restrict any needed payments from MKP, or in the future, other subsidiaries. If we are unable to receive cash funds from MKP, or from any operating subsidiaries we may acquire in the future, our operations and financial condition will be materially and adversely affected.

STOCK PRICE FLUCTUATIONS

            The market price of our common stock has fluctuated significantly and may be affected by our operating results, changes in our business and management, changes in the industries in which we conduct business, and general market and economic conditions. In addition, the stock markets in general have recently experienced extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. The price of our common stock may fluctuate significantly in the future.

INFLATION

            In general, we believe that we will be able to offset any inflationary pressures by increasing operating efficiency, monitoring and controlling expenses and increasing prices to the extent permitted by competitive factors.

FORWARD-LOOKING STATEMENTS

            Certain statements we make in this prospectus are "forward-looking statements." You can identify these forward-looking statements by our use of words such as "believes," "anticipates," "may," "intends," "expects," "plans," "proposed" and words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements or industry results to be materially different from results, performance or achievements that we expressed or implied by our forward-looking statements. These factors include:

            - the continued services of Messrs. Silverman and Nash and Ms. Kelbick and Ms. Michaelson of MKP;

            - our ability to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses;

            -    changes in our business strategies or development plans;

            -    competition;

            - our anticipated growth within the banking and internet-related industries;

            - our ability to obtain sufficient financing to continue operations; and

            - general economic and business conditions, both nationally and in the regions in which we operate.

            Given these uncertainties, you should not place undue reliance on our forward-looking statements. We disclaim any obligation to update these factors or to publicly announce the result of any revisions to any of our forward-looking statements contained in this Report to reflect future events or developments.

ITEM 7 -- FINANCIAL STATEMENTS

            The audited consolidated financial statements of the Company for the fiscal year ended December 31, 1999 and the year ended December 31, 1998 are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

ITEM 8  -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE


            On January 18, 2000, the Company's board of directors appointed Grant Thornton LLP as our certifying accountants, replacing Goldstein & Morris (the "Former Accountants").

            During our two most recent fiscal years and the subsequent interim period through January 18, 2000, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference to the subject matter of the disagreement in their report. None of the Former Accountants' reports on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

            A letter from the Former Accountants dated January 18, 2000 addressed to the Securities and Exchange Commission, stating that they agree with the foregoing, was filed as an Exhibit to the Company's Form 8-K dated January 18, 2000.

                                    PART III


ITEM 9 -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

                        The following table sets forth certain information, as of March 14, 2000, concerning our directors, executive officers and key employees:

NAME                                                                 Age          POSITION
----                                                                 ---          --------
Jeffrey S. Silverman...............................................  54           Chairman of the Board and Chief Executive
                                                                                  Officer
Ronald Nash........................................................  55           President and Director
William F. Finley..................................................  57           Chief Financial Officer and Director
Richard Levy.......................................................  63           Secretary and Director
Ottavio Serena.....................................................  46           Vice President and Director
William Lilley III ................................................  62           Chairman of the Board of iMapData.com,
                                                                                  Inc. and Director
Laurence J. DeFranco ..............................................  40           President of iMapData.com, Inc.
Susan Michaelson...................................................  42           Managing Director of MKP
Hillary Kelbick....................................................  42           Managing Director of MKP

            The business experience of each of the directors, executive officers and key employees of the Company for at least the most recent five years includes the following:

            Jeffrey S. Silverman has served as the Chairman of the Board and Chief Executive Officer of the Company since January 2000 and a director of the Company since November 1999. Mr. Silverman is co-founder and has served as Chairman of LTS Capital Partners, LLC, an investment firm, since 1997. Mr. Silverman has served as a director of Triarc Companies Inc. since 1999 and a director of Boyar Value Fund Inc. since 1998. From June 1982 to August 1997, Mr. Silverman was Chief Executive Officer of PLY GEM Industries, Inc., a home improvement building products supplier, and served as a director of PLY GEM from 1981 until August 1997, becoming its Chairman of the Board in February 1986. Mr. Silverman has a Bachelor of Science Degree in finance from Long Island University.

            Ronald Nash has served as the President of the Company since January 2000 and as a director of the Company since November 1999. From 1998 to 1999, Mr. Nash served as President and Chief Executive Officer of Network Consulting, Inc. which is actively engaged in both private and public financial markets. Mr. Nash founded and from 1982 to 1998 was the President of Nash Weiss & Co, a brokerage firm specializing in market making for Nasdaq companies, which was sold to Quick & Reilly in 1998. Mr. Nash is also a founder and director of Steinberg & Lyman Investment Bankers. Mr. Nash has a Bachelor's Degree in Business and Finance from Pace University. Mr. Nash is a member of the Dean's Committee for International Development at the John F. Kennedy School at Harvard University.

            William F. Finley is the founder of the Company and served as its President and Chief Executive Officer and Chairman of the Board since its inception in 1984 until January 2000, and has served as its Chief Financial Officer since December 1987 to present. From 1978 through 1984, Mr. Finley served as Vice President-Corporate Banking and Manager of a consulting services group known as the Performance Services Department of Marine Midland Bank, N.A. Prior thereto, from 1971 to 1978, Mr. Finley held the position of Personnel-Training Director at Irving Trust Company. From 1969 to 1971, Mr. Finley was employed in the Corporate and Management Development Department at Chase Manhattan Bank. Mr. Finley has a Masters Degree in Business Administration from New York University and a Bachelors of Arts Degree in Psychology and Sociology from Miami University (Ohio). Mr. Finley is the husband of Susan Michaelson, one of the two Managing Directors of MKP.

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

            Ottavio Serena has served as a director of the Company since October 1998 and Vice President since November 1999. Mr. Serena has been a consultant with Citicorp Venture Capital, a leveraged buy-out firm, since 1993. From 1993 to 1997, he was also President and Director of Galaxy Energy USA, a privately-held oil trading company based in Houston, Texas. From 1991 to 1993, Mr. Serena served as interim Chairman and Director of RES Associates, a Citicorp Venture Capital portfolio company. From 1987 to 1993 he was a Managing Director and co-founder of The Lynx Partners, an investment banking firm based in New York specializing in mergers and acquisitions, buy-outs and corporate finance for both U.S. and European companies. From 1982 to 1987, Mr. Serena was a Vice President for Bankers Trust Company responsible for corporate financing activities for large multinational companies. From 1977 to 1982, Mr. Serena was a management trainee and then an Assistant Treasurer for J. P. Morgan. Mr. Serena has a graduate degree in business and economics from the University of Rome. Mr. Serena is a member of the Advisory Board of the American Museum of Natural History.

            William Lilley III is a co-founder of iMapData.com. Mr. Lilley has been Chairman and Chief Executive Officer of iMapData.com since it was founded in 1992 and was Chairman and CEO of InContext, Inc., a District of Columbia corporation, prior to its reincorporation in Delaware as iMapData.com. From 1980 to 1986, Mr. Lilley was Senior Vice President, Corporate Affairs, of CBS Inc. From 1977 to 1978, he served as Staff Director of the Budget Committee for the U.S. House of Representatives and from 1975 to 1977 he served as Director of the U.S. Council on Wage and Price Stability. He received his Ph.D. from Yale University and taught at Yale. Mr. Lilley is also the president of Policy Communications, Inc. a wholly owned subsidiary of iMapData.com. Mr. Lilley. Mr. Lilley has served as a director of the Company since March 2000.

            Laurence J. DeFranco is a co-founder of iMapData.com. Mr. DeFranco has been President of iMapData.com since it was founded in 1992 and was President and COO of InContext, Inc., prior to is reincorporation in Delaware as iMapData.com. From 1982 to 1996, Mr. DeFranco was president of Program Flow, Inc., a computer software, research and consulting firm he founded that is a wholly owned subsidiary of iMapData.com. From 1981 to 1982, he worked for CBS Inc. as head of the New Technologies Task Force.

            Susan Michaelson is one of the co-founders of MKP, together with Hillary Kelbick, and the Company. She has been a Managing Director of MKP since its inception in October 1994. From 1990 to 1994, Ms. Michaelson served as Senior Vice President at Wilcox Associates. From 1986 to 1990, Ms. Michaelson was also a Senior Vice President of the Company. Ms. Michaelson is the wife of William F. Finley, Chief Financial Officer of the Company. Ms. Michaelson holds a Bachelor of Arts Degree from Syracuse University.

            Hillary Kelbick is one of the co-founders of MKP, together with Susan Michaelson, and the Company. She has been a Managing Director of MKP since its inception in October 1994. From 1982 to 1994, Ms. Kelbick served as Senior Vice President at Wilcox Associates. Ms. Kelbick holds a Bachelor of Arts Degree from SUNY Albany.

            There are currently six members on the Board of Directors. Our certificate of incorporation and by-laws authorize the Board of Directors to fix the number of authorized directors. Our by-laws provide that directors are to be elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. Our most recent annual meeting of shareholders was held in August 1996.

            In connection with the purchase of shares of the Company's common stock by Messrs. Silverman and Nash from Mr. Trump in November 1999, we entered into a Stockholders Agreement dated as of November 17, 1999 with Messrs. Silverman, Nash and Robert S. Trump. Under the Stockholders Agreement, these stockholders agreed that as long as Mr. Silverman holds more than 500,000 shares of the Company's common stock, Mr. Silverman will have the right to designate himself or another individual as a nominee for election as a director of the Company, and that as long as Mr. Nash holds more than 500,000 shares of the Company's common stock, Mr. Nash will have the right to designate himself or another individual as a nominee for election as a director of the Company. In addition, Mr. Trump agreed to vote all of the shares of common stock beneficially owned by him in favor of the election of the Silverman and Nash designees. In addition, under the Stockholders Agreement, Mr. Trump agreed not to vote his shares in favor of any of the following actions without the written consent of Mr. Silverman for so long as Mr. Silverman owns at least 500,000 shares of common stock, or Mr. Nash for so long as Mr. Nash owns at least 500,000 shares of common stock: (i) the making, alteration, amendment or repeal of the certificate of incorporation or any part thereof, or the making, alteration, amendment or repeal of the by-laws or any part thereof, of the Company or any of its subsidiaries; (ii) the sale of all or substantially all of the assets of the Company or any of its subsidiaries in any one transaction or series of related transactions; (iii) the merger, consolidation or other business combination of the Company or any of its subsidiaries with or into any other person or entity or a statutory share exchange between the Company or any of its subsidiaries and any other person or entity; (iv) the liquidation, dissolution or winding up of the Company or any of its subsidiaries; or (v) the entering into of any contract, agreement or commitment to do, the authorization, approval, ratification or confirmation of, or the delegation of the power to act on behalf of the Company or the Board of Directors in respect of, any of the foregoing actions. See "Item 12 -Certain Relationships and Related Transaction."

            Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. We have employment agreements with each of Mr. William F. Finley, Ms. Susan Michaelson and Ms. Hillary Kelbick. Other than Mr. Finley and Ms. Michaelson, who are married, there are no family relationships among directors, executive officers and key employees.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

            The Securities and Exchange Commission (the "Commission") has comprehensive rules relating to the reporting of securities transactions by directors, officers and stockholders who beneficially own more than 10% of the Company's Common Stock (collectively, the "Reporting Persons"). Based solely on a review of Section 16 reports received by the Company from Reporting Persons, the Company believes that no Reporting Person has failed to file a Section 16 report on a timely basis during the most recent fiscal year, other than Mr. Levy (who failed to file a Form 4 in December 1999), Mr. Finley (who failed to file a Form 4 in December 1999) and Mr. Lilley (who filed a Form 3 late).

CONSULTING AGREEMENT

            In November 1996, we entered into a two-year, non-exclusive advisory agreement with Van Kasper & Company ("Van Kasper"). Pursuant to the terms of the agreement, we issued Van Kasper a three-year warrant to purchase 150,000 shares of Common Stock with an exercise price of $0.50 per share. This warrant was exercised in November 1999. The shares of Common Stock issued upon exercise of the warrant are not registered and are therefore deemed to be "restricted securities." Under the agreement, Van Kasper was obligated to provide general corporate advice to the Company, including advice in connection with developing relationships with analysts and market-makers and advice on investor presentations. See "Item 5 -- Market for Common Equity and Related Stockholder Matters" and "Item 12 -- Certain Relationships and Related Transactions -- Transactions with Directors and Executive Officers."

ITEM 10 -- EXECUTIVE COMPENSATION

            The following table summarizes, for the fiscal years ended December 31, 1999, December 31, 1998 and September 30, 1997, the compensation paid by the Company to the Chief Executive Officer and to each other executive officer whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company (the "named executive officers"). See "--Employment Agreements."

                                                                                                               Long-Term
                                                                                                              Compensation
                                                               Annual Compensation                              Awards/
Name and                                       Fiscal         -------------------          Other Annual         Options
Principal Position                             Year(1)     Salary($)        Bonus($)       Compensation        Warrants(#)
------------------                             -------     ---------        --------       ------------        -----------
William F. Finley(2)(3)
Chief Executive Officer..................       1999       $250,000       $287,500(2)       $18,100(9)             --
                                                1998       $187,000       $100,000(6)       $18,480(10)            --
                                                1997       $150,000            -            $14,534(11)            --
Susan Michaelson(3)(4)
Managing Director of MKP.................       1999       $250,000       $383,000(7)       $18,100(9)             --
                                                1998       $169,000       $857,000(8)       $18,480(10)            --
                                                1997       $160,000       $141,500          $15,500(12)            --
Hillary Kelbick(5)
Managing Director of MKP.................       1999       $250,000       $383,000(7)       $18,100(9)             --
                                                1998       $169,000       $857,000(8)       $18,480(10)            --
                                                1997       $160,000       $141,500          $15,500(12)            --

-------------------------

(1) In February 1998, we changed our fiscal year end from September 30 to December 31.

(2) Effective as of October 1, 1997, we entered into a new employment agreement with Mr. Finley for a period of three years providing for an annual salary of $150,000. In November 1997, the Board of Directors voted to grant Mr. Finley a bonus of $100,000. Effective as of October 1, 1998, we entered into a revised employment agreement with Mr. Finley providing for an increase in Mr. Finley's annual salary to $250,000 and containing revised provisions concerning change of control, termination of employment and other matters. On November 17, 1999, we entered into an amended and restated employment agreement with Mr. Finley, the terms of which include an annual salary of $250,000 upon entering into the new agreement, we paid Mr. Finley $250,000 and issued to him 100,000 shares of common stock. The value of the shares issued to Mr. Finley was $37,500, based on the closing sale price of the common stock as reported on the OTC Bulletin Board on November 17, 1999, which was $0.375 per share. See "--Employment Agreements."

(3) Susan Michaelson is the wife of William F. Finley, our Chief Financial Officer.

(4) Effective as of September 11, 1997, MKP entered into a new employment agreement with Ms. Michaelson for a period of three years providing for an annual salary of $150,000. Effective as of October 1, 1998, MKP entered into a revised employment agreement with Ms. Michaelson providing for an increase in Ms. Michaelson's annual salary to $250,000 and containing revised provisions concerning change of control, termination of employment and other matters. On November 16, 1999, Ms. Michaelson entered into a revised employment agreement with MKP. See "--Employment Agreements."

(5) Effective as of September 11, 1997, MKP entered into a new employment agreement with Ms. Kelbick for a period of three years providing for an annual salary of $150,000.

             Effective as of October 1, 1998, MKP entered into a revised employment agreement with Ms. Kelbick providing for an increase in Ms. Kelbick's annual salary to $250,000 and containing revised provisions concerning change of control, termination of employment and other matters. On November 16, 1999, Ms. Kelbick entered into a revised employment agreement with MKP. See "--Employment Agreements."

(6) This bonus was authorized by the Board of Directors during our fiscal year ended September 30, 1997, but was not paid until our fiscal year ended December 31, 1998.

(7) This amount represents the bonus earned in the fiscal year ended December 31, 1999. The total amount of bonus actually paid during our fiscal year ended December 31, 1999 was $716,000, which includes the bonus earned during the first three quarters of 1999 and the fourth quarter of 1998 and excludes the amount of bonus earned during the fourth quarter of 1999, which was paid in the first quarter of 2000.

(8) This amount represents the bonus earned in the fiscal year ended December 31, 1998. The total amount of bonus actually paid during our fiscal year ended December 31, 1998 was $627,000, which includes the bonus earned during the first three quarters of 1998 and the fourth quarter of 1997 and excludes the amount of bonus earned during the fourth quarter of 1998, which was paid in the first quarter of 1999.

(9) For the year ended December 31, 1999, we contributed an aggregate of $18,100 for such executive under our 401(k) and profit sharing plan. See "--Pension Plan".

(10) For the year ended December 31, 1998, we contributed an aggregate of $18,480 for such executive under our 401(k) and profit sharing plan. See "--Pension Plan".

(11) For the year ended September 30, 1997, we contributed an aggregate of $14,534 for such executive under our 401(k) and profit sharing plan. See "--Pension Plan".

(12) For the year ended September 30, 1997, we contributed an aggregate of approximately $15,500 for such person under our 401(k) and profit sharing plan. See "--Pension Plan."


STOCK OPTION AND WARRANT GRANTS IN 1999

            We did not issue any options or warrants to any of our named executive officers during the fiscal year ended December 31, 1999. However, in November 1999, in connection with the purchase of the Company's common stock from Robert Trump by Jeffrey Silverman and Ronald Nash, we named Messrs. Silverman and Nash as directors of the Company and issued options to purchase 1,000,000 shares of common stock, immediately exercisable at $0.43 per share, to each of Jeffrey Silverman and Ronald Nash. On January 12, 2000, Mr. Silverman was named our Chairman and Chief Executive Officer and Mr. Nash was named our President. In lieu of a salary for the year 2000, Messrs. Silverman and Nash each accepted from the Company five-year options to purchase an additional 1,000,000 shares of common stock immediately exercisable at $14.50 per share.

            For a description of material transactions that we entered into with our principal stockholders, executive officers and directors during the Company's fiscal years ended December 31, 1998 and December 31, 1999, See "
Item 12- Certain Relationships and Related Transactions".

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

            No options or warrants were exercised by any named executive officer during the fiscal year ended December 31, 1999. The following table sets forth information, as of December 31, 1999, concerning the number of shares issuable as to exercisable and non-exercisable options or warrants and the value of "in the money" options and warrants held by our named executive officers as of December 31, 1999.


                                                            NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED
                                                             OPTIONS/WARRANTS AT                   OPTIONS/WARRANTS AT
                                                               FISCAL YEAR-END                      FISCAL YEAR-END(1)
                                                               ---------------                     ------------------
NAME                                                  EXERCISABLE         UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
----                                                  -----------         -------------       -----------        -------------
William F. Finley............................        400,000                    --            $5,150,000              --
Susan Michaelson.............................        200,000                    --            $2,525,000              --
Hillary Kelbick..............................        200,000                    --            $2,525,000              --


(1) The value of exercisable options and warrants is based on the closing sale price of the common stock as reported on the OTC Bulletin Board on December 31, 1999, which was $13.625 per share, minus the exercise price of the option or warrant, as the case may be. As of March 14, 2000, the closing price of our common stock was $10.50 per share.

COMPENSATION OF DIRECTORS

            We do not have a standard arrangement relating to the compensation of our directors. Historically, directors have been compensated for their services and attendance at meetings through the grant of options and warrants to purchase shares of common stock. Directors who are also officers of the Company are not paid any monetary compensation for attendance at directors' meetings or for attending or participating in any committee meetings. See "Certain Relationships and Related Transactions - Particularly with Directors and Executive Officers."

            We did not issue any options or warrants as compensation for services as a director during the fiscal year ended December 31, 1999. However, in November 1999, in connection with certain transactions involving the Company and Jeffrey Silverman, Ronald Nash, Robert Trump and William Finley, we named Jeffrey Silverman and Ronald Nash as directors of the Company and issued options to purchase 1,000,000 shares of common stock, immediately exercisable at $0.43 per share, to each of Jeffrey Silverman and Ronald Nash. On January 12, 2000, Mr. Silverman was named our Chairman and Chief Executive Officer and Mr. Nash was named our President. In lieu of a salary for the year 2000, Messrs. Silverman and Nash each accepted from the Company five-year options to purchase an additional 1,000,000 shares of common stock immediately exercisable at $14.50 per share. Additionally, in December 1999, we issued 150,000 shares of stock to our director, Richard Levy, in connection with the transactions by and among the Company and Messrs. Silverman, Nash, Trump and Finley. See "Item 12 - Certain Relationships and Related Transactions".

EMPLOYMENT AGREEMENTS

            William F. Finley. On September 1, 1995, we entered into a five-year employment agreement with Mr. Finley. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases as determined by our Board of Directors. Mr. Finley's salary was subsequently increased through a series of revised employment agreements to its current level of $250,000 per year.

            On November 17, 1999, we entered into an employment agreement with Mr. Finley which amended and restated the Amended and Restated Executive Employment Agreement dated April 21, 1999 between the Company and Mr. Finley. Under the terms of the new employment agreement, the Company will continue to pay Mr. Finley a base salary of $250,000 per annum. In addition, the new employment agreement extends the term of Mr. Finley's employment to December 31, 2000 and eliminates our obligation to make penalty payments for non-renewal of the employment agreement. We paid Mr. Finley $250,000 upon execution of the new employment agreement and issued to him 100,000 shares of common stock. The new employment agreement also eliminates Mr. Finley's right to terminate his employment and receive payment upon a change of control. If we terminate Mr. Finley's employment, other than for cause or by death or disability, or if Mr. Finley terminates his employment for Good Reason (as defined in the agreement), Mr. Finley is entitled to his annual base salary through the end of the term payable in one lump sum, and may "put" all of the shares (including shares underlying options, warrants and other convertible securities) then owned by him to the Company at a per share price equal to the fair market value. The new employment agreement eliminates provisions for bonus payments and the right to receive stock upon our termination of Mr. Finley's employment (other than for cause or by death or disability) or Mr. Finley's termination of his employment for Good Reason (as defined in the agreement).

            On January 12, 2000, Mr. Finley's employment agreement was amended to reflect that Mr. Finley would no longer continue to serve as the Chief Executive Officer or Chairman of the Board of FPC but would continue in his capacities as Chief Financial Officer of FPC and President of FPC Information Corp.

            Susan Michaelson and Hillary Kelbick. In October 1994, MKP entered into executive employment agreements with each of Ms. Michaelson and Ms. Kelbick for a term of three years ending on October 17, 1997. Under the terms of the agreements, the initial annual salary of each of Ms. Michaelson and Ms. Kelbick was $80,000. The annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was subsequently increased through a series of revised employment agreements to the current level of $250,000 per year.

            On November 16, 1999, Ms. Michaelson and Ms. Kelbick each entered into a Restated and Amended Managing Directors' Agreement with MKP. The employment agreements with each of Ms. Michaelson and Ms. Kelbick expire on September 10, 2000, subject to renewal. The annual base salary payable to each of Ms. Michaelson and Ms. Kelbick is subject to periodic increases to be determined by MKP's Board of Directors. The employment agreements also provide for an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage, determined annually by MKP's Board of Directors (not to exceed 30% in the aggregate for both Ms. Michaelson and Ms. Kelbick), of the net income before taxes of MKP. For the year ended December 31, 1998, Ms. Michaelson and Ms. Kelbick each received approximately $627,000 under the incentive program. Ms. Michaelson and Ms. Kelbick have the option to receive bonus payments in cash, in stock of FPC or a combination of stock and cash.

            If, at the expiration of the term, MKP elects not to renew the respective employment agreements of Ms. Michaelson or Ms. Kelbick, that employee will be entitled to receive a severance payment in the amount of $350,000. If either Ms. Michaelson or Ms. Kelbick elects not to renew her respective employment agreement with MKP at the expiration of the term, the respective employee will be entitled to receive a severance payment of $250,000.

            Under the agreements, each managing director may terminate her employment due to a change of control of MKP or the Company which shall have been in effect for a period of at least ninety (90) consecutive days, but only if at any time within six months of the date of the Restated and Amended Managing Director's Agreement, the managing director is unable to work harmoniously and effectively with the personnel constituting the new management of MKP or the Company resulting from such change of control, and only to the extent that such inability relates to matters solely in relation to the management and operations of MKP.

            MKP Shareholders Agreement. Effective as of October 1, 1998, the Shareholders Agreement among FPC, MKP, Susan Michaelson and Hillary Kelbick was amended to provide, among other things, that in the event of the termination of the employment of either Ms. Michaelson or Ms. Kelbick for any reason, the respective employee has the right to require MKP to purchase all of the shares of stock of MKP owned by such employee for an amount equal to the "cash value" of such stock (i.e., the amount of cash and cash equivalents less accounts payable and other short term liabilities, all as reflected on MKP's then current balance sheet, multiplied by the percentage equity ownership in MKP represented by the stock of MKP owned by such employee). If this right is not exercised by the employee, then MKP will have the option to purchase such employee's stock in MKP at the "fair market value" thereof as provided in the original Shareholders Agreement.

            On November 16, 1999, Financial Performance Corporation, MKP, Susan Michaelson and Hillary Kelbick entered into the First Amendment to the Restated and Amended Shareholders Agreement. Under the Amendment, Ms. Michaelson and Ms. Kelbick each have the option to require MKP to purchase all of her stock of MKP at the cash value (as defined in the First Amendment) of such stock in the event of the termination of her employment, provided, however, that if MKP terminates Ms. Michaelson or Ms. Kelbick for cause, MKP will only be required to pay fifty percent (50%) of the cash value of the stock. If either Ms. Michaelson or Ms. Kelbick does not exercise her right to have MKP purchase her stock, MKP has the option to purchase such stock at the "agreed value" (as defined in the Shareholders Agreement).

PENSION PLAN

            In January 1997, we established a 401(k) salary deferred benefit plan covering substantially all employees who meet certain requirements. The plan requires us to make contributions equal to one-half of each participant's elected contribution, up to a maximum of 3% of each participant's elected contribution percentage. In September 1997, we amended the 401(k) plan to provide a provision for discretionary profit sharing plan contributions. Total contributions under the plan (401(k) and profit sharing) were approximately $127,000 for the year ended December 31, 1998 and approximately $120,174 for the year ended December 31, 1999.

ITEM 11  --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


            The following table sets forth, as of March 14, 2000, certain information regarding the beneficial ownership of common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and executive officers (and key employees), (iii) each of our "named executive officers" as determined in accordance with the rules and regulations of the SEC, and (iv) all directors, executive officers and key employees of the Company as a group. The following information is based in part upon data furnished by the persons indicated below:

                                                                       Number of Shares
Name and Address of Beneficial Owner                                     Beneficially             Percent of Class(1)
------------------------------------                                     ------------             -------------------
                                                                           Owned(1)
                                                                           --------
Robert S.  Trump(2)................................................            4,506,422                       41.3%

Jeffrey S. Silverman(3)............................................            3,850,000                       29.8%

Ronald Nash(4).....................................................            3,840,000                       29.7%

William F. Finley(5)...............................................              718,000                        6.2%

Richard S.  Levy(6)................................................              368,000                        3.3%

Ottavio Serena(7)..................................................              250,000                        2.2%

Susan Michaelson(8)................................................              218,000                        2.0%

Hillary Kelbick(9).................................................              225,000                        2.0%

William Lilley III.................................................              500,000                        4.6%

Laurence DeFranco..................................................              500,000                        4.6%

All directors, executive officers and
key employees as a group (9 persons)...............................           12,257,422                       75.8%


(1) Based upon an aggregate of 10,921,534 shares of common stock outstanding as of the March 14, 2000, plus, for each listed beneficial owner, the number of shares which such person has the right to acquire within 60 days of the date of this report.

(2) Includes: (i) 2,006,422 shares of common stock; and (ii) 2,500,000 shares of common stock subject to the Trump Options held by Mr. Silverman and Mr. Nash. Mr. Silverman is deemed to beneficially own 1,250,000 shares underlying the Trump Options and Mr. Nash is deemed to beneficially own 1,250,000 shares underlying the Trump Options. Mr. Trump has sole dispositive power and may be deemed to share voting power with respect to the 2,006,422 shares beneficially owned by him, and may be deemed to share voting power and, under certain circumstances, dispositive power with respect to the 2,500,000 shares subject to Trump Options by reason of the agreements relating to the Trump Options and the Stockholders Agreement by and among the Company and Messrs. Trump, Silverman and Nash. The address of Mr. Trump is c/o Trump Management, Inc., 2611 West Second Street, Brooklyn, New York 11223. See "Item 12 - Certain Relationships and Related Transactions--Transactions with Principal Stockholders."

(3) Includes: (i) 600,000 shares of common stock; (ii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until November 17, 2004 at $.43 per share; (iii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until January 12, 2005 at $14.50 per share; (iv) options to purchase 500,000 shares of common stock from Robert S. Trump, exercisable until November 17, 2001 at $.8125 per share; (v) options to purchase 500,000 shares of common stock from Mr. Trump, exercisable until November 17, 2002 at $1.3125 per share; and (vi) options to purchase 250,000 shares of common stock from Mr. Trump, exercisable until November 17, 2002 at $5.00 per share. Mr. Silverman may be deemed to share voting power and dispositive power with respect to the 1,250,000 shares underlying his Trump Options by reason of the agreements relating to the Trump Options and the Stockholders Agreement by and among the Company and Messrs. Trump, Silverman and Nash. Mr. Silverman may be deemed to share voting power and, under certain circumstances, dispositive power over the shares of common stock owned by Mr. Trump. Mr. Silverman expressly disclaims beneficial ownership, by reason of the Stockholders Agreement, of the common stock owned by Mr. Trump. The business address of Mr. Silverman is c/o Financial Performance Corporation, 777 Third Avenue, New York, NY 10017. See "Item 12 - Certain Relationships and Related Transactions -- Transactions with Principal Stockholders."

(4) Includes: (i) 590,000 shares of common stock; (ii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until November 17, 2004 at $.43 per share; (iii) options to purchase 500,000 shares of common stock from Mr. Trump, exercisable until November 17, 2001 at $.8125 per share; (iv) options to purchase 500,000 shares of common stock from Mr. Trump, exercisable until November 17, 2002 at $1.3125 per share; and (v) options to purchase 250,000 shares of common stock from Mr. Trump, exercisable until November 17, 2002 at $5.00 per share. Mr. Nash may be deemed to share voting and dispositive power with respect to the 1,250,000 shares underlying his Trump Options, by reason of the agreements relating to the Trump Options and the Stockholders Agreement by and among our Company and Messrs. Trump, Silverman and Nash. Mr. Nash may be deemed to share voting power and, under certain circumstances, dispositive power over the shares of common stock owned by Mr. Trump. Mr. Nash expressly disclaims beneficial ownership, by reason of the Stockholders Agreement, of the common stock owned by Mr. Trump. The business address of Mr. Nash is c/o Financial Performance Corporation, 777 Third Avenue, New York, NY 10017. See "Item 12 - Certain Relationships and Related Transactions -- Transactions with Principal Stockholders."

(5) Includes: (i) 100,000 shares of common stock (ii) 200,000 shares issuable upon the exercise of warrants granted on September 15, 1995; and (iii) 200,000 shares issuable upon the exercise of warrants granted on September 16, 1996. Also includes: (i) 18,000 shares of common stock held by Susan Michaelson; and (ii) 200,000 shares issuable upon the exercise of warrants granted to Ms. Michaelson, which securities Mr. Finley may be deemed to beneficially own. Ms. Michaelson is the wife of Mr. Finley and a Managing Director and 10% stockholder of MKP. Mr. Finley disclaims beneficial ownership of the shares owned by his wife. The business address of Mr. Finley is c/o Financial Performance Corporation, 335 Madison Avenue, New York, New York 10017.

(6) Includes: (i) 168,000 shares of common stock; (ii) 50,000 shares issuable upon the exercise of warrants granted to Mr. Levy on September 16, 1996, (iii) 50,000 shares issuable upon the exercise of warrants granted to Mr. Levy on December 29, 1997 and (iv) 100,000 shares issuable upon the exercise of warrants granted to Mr. Levy on October 21, 1998. The business address of Mr. Levy is c/o Tishman Real Estate Services, 40 Wall Street, New York, New York 10005.

(7) Includes 200,000 shares issuable upon the exercise of warrants granted to Mr. Serena on October 21, 1998. Also includes 50,000 shares of common stock issuable upon the exercise of warrants granted to Mr. Serena's wife, Charlotte Tuck, which securities Mr. Serena may be deemed to beneficially own. Mr. Serena disclaims beneficial ownership of the shares owned by his wife. The business address of Mr. Serena is 399 Park Avenue, 14th Floor, New York, New York 10043.

(8) Includes: (i) 18,000 shares of common stock; and (ii) 200,000 shares issuable upon the exercise of warrants granted on September 16, 1996. Does not include any securities of the Company owned by Ms. Michaelson's husband, William F. Finley, our Chief Financial Officer. Ms. Michaelson disclaims beneficial ownership of the shares beneficially owned by her husband. The business address of Ms. Michaelson is c/o Michaelson Kelbick Partners Inc., 335 Madison Avenue, New York, New York 10017.

(9) Includes: (i) 25,000 shares of common stock; and (ii) 200,000 shares issuable upon the exercise of warrants granted to Ms. Kelbick on September 16, 1996. The business address of Ms. Kelbick is c/o Michaelson Kelbick Partners Inc., 335 Madison Avenue, New York, New York 10017.


ITEM 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The following is a discussion of material transactions that we entered into with our principal stockholders, executive officers and directors during the Company's fiscal years ended December 31, 1998 and December 31, 1999, and thereafter through March 14, 2000. We believe that the terms of these transactions were just as favorable to us as similar transactions with non-affiliated third parties would have been at the time of such transactions. Our policy is that all transactions between us and our principal stockholders, officers and directors should be on terms no less favorable to us than could be obtained from unaffiliated parties.

TRANSACTIONS WITH PRINCIPAL STOCKHOLDERS

            In March 1998, Robert S. Trump purchased from us 1,000,000 shares of common stock for a purchase price of $0.20 per share. This sale was part of our private placement of an aggregate of 1,400,000 shares of common stock.

            On November 17, 1999, in connection with the purchase of the Company's common stock by Messrs. Silverman and Nash from Mr. Trump in November 1999 we granted to each of Messrs. Silverman and Nash five-year options to purchase 1,000,000 shares of common stock immediately exercisable at $.43 per share. In addition, on the same date, the Board of Directors elected Messrs. Silverman and Nash to the Board of Directors.

            In connection with the purchase of shares of the Company's common stock by Messrs. Silverman and Nash from Mr. Trump in November 1999, we entered into a Stockholders Agreement dated as of November 17, 1999 with Messrs. Silverman, Nash and Robert S. Trump. Under the Stockholders Agreement, these stockholders agreed that as long as Mr. Silverman holds more than 500,000 shares of the Company's common stock, Mr. Silverman will have the right to designate himself or another individual as a nominee for election as a director of the Company, and that as long as Mr. Nash holds more than 500,000 shares of the Company's common stock, Mr. Nash will have the right to designate himself or another individual as a nominee for election as a director of the Company. In addition, Mr. Trump agreed to vote all of the shares of common stock beneficially owned by him in favor of the election of the Silverman and Nash designees. In addition, under the Stockholders Agreement, Mr. Trump agreed not to vote his shares in favor of any of the following actions without the written consent of Mr. Silverman for so long as Mr. Silverman owns at least 500,000 shares of common stock, or Mr. Nash for so long as Mr. Nash owns at least 500,000 shares of common stock: (i) the making, alteration, amendment or repeal of the certificate of incorporation or any part thereof, or the making, alteration, amendment or repeal of the by-laws or any part thereof, of the Company or any of its subsidiaries; (ii) the sale of all or substantially all of the assets of the Company or any of its subsidiaries in any one transaction or series of related transactions; (iii) the merger, consolidation or other business combination of the Company or any of its subsidiaries with or into any other person or entity or a statutory share exchange between the Company or any of its subsidiaries and any other person or entity; (iv) the liquidation, dissolution or winding up of the Company or any of its subsidiaries; or (v) the entering into of any contract, agreement or commitment to do, the authorization, approval, ratification or confirmation of, or the delegation of the power to act on behalf of the Company or the Board of Directors in respect of, any of the foregoing actions. See "Item 12 -Certain Relationships and Related Transaction."

            In connection with the transactions described above, we also entered into a Registration Rights Agreement dated as of November 17, 1999 with Messrs. Trump, Finley, Silverman and Nash. The Registration Rights Agreement covers all of the shares (including the shares underlying the options) owned by Messrs. Trump, Finley, Silverman and Nash on the date of the agreement, all of which are being offered hereby. The Registration Rights Agreement includes demand registration rights for each stockholder and piggyback registration rights and requires us to file a shelf registration statement covering the shares owned by Messrs. Trump, Finley, Silverman, and Nash within 120 days from the date of the agreement. The Registration Rights agreement replaces and supercedes all prior registration rights granted to Messrs. Trump and Finley.

            On December 15, 1999, Mr. Trump loaned the Company $500,000. The loan provided for interest at the rate of 10% per year and principal and interest were due on February 15, 2000. The promissory note evidencing the loan was secured by a first priority security interest in a $500,000 certificate of deposit that we purchased with the proceeds of the loan. The $500,000 principal of the loan was repaid to Mr. Trump on February 15, 2000. All accrued interest on the loan has been paid to Mr. Trump by the Company.

            On January 12, 2000, Mr. Silverman was named Chairman and Chief Executive Officer of the Company and Mr. Nash was named President of the Company. Mr. Finley was named President of FPC Information Corp., the Company's subsidiary, and continued to serve in his capacity as the Company's Chief Financial Officer. In lieu of a salary for the year 2000, Messrs. Silverman and Nash each accepted from the Company five-year options to purchase 1,000,000 shares of common stock immediately exercisable at $14.50 per share.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

            For a description of the restated and amended employment agreements entered into with Mr. Finley and each of Susan Michaelson and Hillary Kelbick, see "Item 10 - Executive Compensation".

            In addition to the transactions described above and in " - Transactions With Principal Stockholders", we have entered into arrangements with the following directors during the Company's fiscal years ended December 31, 1998 and December 31, 1999:

            Duncan Burke. Mr. Burke was a director of the Company until his resignation in November 1999. As consideration for Mr. Burke's services as a director of the Company in October 1998, we granted Mr. Burke warrants to purchase 100,000 shares of common stock, which are exercisable at $0.50 per share through October 2001. In November 1999, we extended the expiration dates of these warrants to November 30, 2004. All of the warrants owned by Mr. Burke are exercisable immediately.

            Richard Levy. Mr. Levy is our Secretary and a director. As consideration for Mr. Levy's services as a director of the Company in October 1998, we granted Mr. Levy warrants to purchase 100,000 shares of common stock, which are exercisable at $0.50 per share through October 2001. In November 1999, we extended the expiration dates of these warrants to November 30, 2004. All of the warrants owned by Mr. Levy are exercisable immediately. In December 1999, we issued to Mr. Levy 150,000 shares of common stock as compensation for services rendered in connection with the transactions by and among Messrs. Trump, Silverman, Nash and the Company.

            Ottavio Serena. Mr. Serena is currently a director. In October 1998, as consideration for Mr. Serena's services as a director, we granted Mr. Serena warrants to purchase 100,000 shares of common stock, which are exercisable at $0.50 per share through October 31, 2001. In October 1998, we also issued to Mr. Serena warrants to purchase an additional 100,000 shares of common stock on the same terms as compensation for certain investment banking and consulting services Mr. Serena furnished to us. In November 1999, we extended the expiration dates of these warrants to November 30, 2004. All of the warrants owned by Mr. Serena are immediately exercisable.

For further information concerning employment agreements and certain other arrangements between the Company or MKP and its directors, executive officers and key employees, see "Item 10 - Management--Employment Agreements."

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


        3.1 Certificate of Incorporation dated August 9, 1984 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-8, No. 33-7778).

        3.2 Amendment to Certificate of Incorporation dated August 29, 1984 (incorporated by reference to Exhibit (i) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1988).

        3.3 Amendment to Certificate of Incorporation dated July 1, 1986 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996).

        3.4 Amendment to Certificate of Incorporation dated March 4, 1988 (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996).

        3.5 Amendment to Certificate of Incorporation dated September 13, 1996 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996).

        3.6 By-laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-18, No. 33-7778).

        3.7 Amendment to By-Laws dated July 1995 (incorporated by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996).

        4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996).

        10.1 Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1, No. 33-20886).

        10.2 Form of Warrant dated as of September 15, 1995 between the Company and William F. Finley (incorporated by reference to
                   Exhibit 10.65 to the Company's Report on Form 10-KSB for fiscal year ended September 30, 1995).

        10.3 Form of Warrant Agreement for Warrants issued in September 1996 (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996).

        10.4 Executive Employment Agreement dated as of September 11, 1997 between the Company and William F. Finley (incorporated by reference to Exhibit 10.71 to Report on Form 10-KSB for fiscal year ended September 30, 1997).

        10.5 Managing Director's Agreement dated as of September 11, 1997 between the Company's subsidiary, MKP, and Susan Michaelson (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-KSB for fiscal year ended September 30, 1997).

        10.6 Managing Director's Agreement dated as of September 11, 1997 between the Company's subsidiary, MKP, and Hillary Kelbick (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-KSB for fiscal year ended September 30, 1997).

        10.7 Form of Warrant dated as of December 29, 1997 issued to Duncan Burke (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-KSB for fiscal year ended September 30, 1997).

        10.8 Form of Warrant dated as of December 29, 1997 issued to Richard Levy (incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-KSB for fiscal year ended September 30, 1997).

        10.9 First Amendment to Executive Employment Agreement by and among the Company, FPC Information Corp. and William F. Finley dated as of October 1, 1998 (incorporated by reference to Exhibit 10.77 to the Company's Quarterly Report on Form l0-QSB for the fiscal quarter ended September 30,
                   1998).

        10.10 First Amendment to Managing Director's Agreement between MKP and Susan Michaelson dated as of October 1, 1998 (incorporated by reference to Exhibit 10.78 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1998).

        10.11 First Amendment to Managing Director's Agreement between MKP and Hillary Kelbick dated as of October 1, 1998 (incorporated by reference to Exhibit 10.79 to the Company's Quarterly Report on Form l0-QSB for the fiscal quarter ended September 30, 1998).

        10.12 Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to the Company's Annual Quarterly on Form 10-QSB for the fiscal quarter ended September 30, 1998).

        10.13 Form of Warrant dated as of October 21, 1998 between the Company and Richard Levy (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.14 Form of Warrant dated as of October 21, 1998 between the Company and Duncan G. Burke (incorporated by reference to
                   Exhibit 10.82 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.15 Form of Warrant dated as of October 21, 1998 between the Company and Ottavio Serena (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.16 Form of Warrant dated as of October 21, 1998 between the Company and Gary S. Friedman (incorporated by reference to
                   Exhibit 10.84 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.17 Form of Warrant dated as of October 21, 1998 between the Company and Charlotte Tuck (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.18 Form of Warrant Agreement dated as of October 21, 1998 covering warrants issued to Richard Levy, Duncan G. Burke, Ottavio Serena, Gary S. Friedman and Charlotte Tuck (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

        10.19 Restated and Amended Executive Employment Agreement between the Company and William F. Finley (incorporated by reference to Exhibit 10.87 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999).

        10.20 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 30,
                   1999).

        10.21 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 30,
                   1999).

        10.22 Stockholders Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump, Jeffrey Silverman, and Ronald Nash (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 30,
                   1999).

        10.23 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (for 500,000 options exercisable for two years at $.8125 per share) (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.24 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (for 500,000 options exercisable for three years at $1.3125 per share) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.25 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (for 250,000 options exercisable for three years at $5.00 per share) (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.26 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (for 500,000 options exercisable for two years at $.8125 per share) (incorporated by reference to
                   Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.27 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (for 500,000 options exercisable for three years at $1.3125 per share) (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.28 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (for 250,000 options exercisable for three years at $5.00 per share) (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.29 Option Agreement dated as of November 17, 1999 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.30 Option Agreement dated as of November 17, 1999 between the Company and Ronald Nash (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.31 Registration Rights Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump, William F. Finley, Jeffrey Silverman and Ronald Nash (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.32 Amended and Restated Employment Agreement dated as of November 17, 1999 between the Company and William F. Finley (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.33 First Amendment to the Restated and Amended Shareholders Agreement dated as of November 16, 1999 by and among Michaelson Kelbick Partners, the Company, Susan Michaelson and Hillary Kelbick (incorporated by reference to Exhibit
                   10.14 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.34 Restated and Amended Managing Director's Agreement dated as of November 16, 1999 between Michaelson Kelbick Partners Inc. and Susan Michaelson (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed November 30, 1999).

        10.35 Restated and Amended Managing Director's Agreement dated as of November 16, 1999 between Michaelson Kelbick Partners Inc. and Hillary Kelbick (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed November 30, 1999).

        *10.36 Secured Promissory Note dated December 15, 1999, of the Company in the principal amount of $500,000 in favor of Robert S. Trump.

        *10.37 Security Agreement dated December 15, 1999 between the Company and Robert S. Trump.

        *10.38 Amendment dated as of January 10, 2000 to Executive Employment Agreement of William F. Finley

        *10.39 Option Agreement dated as of January 12, 2000 between the Company and Jeffrey Silverman

        *10.40 Option Agreement dated as of January 12, 2000 between the Company and Ronald Nash

         10.41 Agreement and Plan of Merger dated February 23, 2000 between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. DeFranco (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24, 2000)

         16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed January 24, 2000.)

        *21.1      Subsidiaries of the Company.

        *27.1      Financial Data Schedule.

        ---------------------
        *  Filed herewith.

     (b) The Company filed the following Current Reports on Form 8-K during the fiscal quarter ended December 31, 1999, and thereafter during the interim period commencing January 1, 2000 through March 14, 2000:

          (i) the Company's Current Report on Form 8-K dated November 30, 1999 (filed on November 30, 1999), in which the Company reported, among other things, a change in control of the Company arising by reason of the acquisition by Jeffrey Silverman and Ronald Nash of shares of stock and options purchased from Robert S. Trump and the issuance of options by the Company to Messrs. Silverman and Nash, as well as the appointment of Messrs. Silverman and Nash to the Company's Board of Directors, the execution of a stockholders agreement by and among the Company and Messrs. Silverman, Nash and Trump and new and/or amended employment agreements between the Company and each of William F. Finley, Susan Michaelson and Hillary Kelbick;

          (ii) the Company's Current Report on Form 8-K dated January 13, 2000 (filed on January 19, 2000), in which the Company reported that Jeffrey Silverman had been named the Company's chief executive officer, Ronald Nash had been named the Company's president, and the Company issued options to purchase 1,000,000 shares of common stock to each of Messrs. Silverman and Nash in lieu of salaries;

          (iii) the Company's Current Report on Form 8-K dated January 20, 2000 (filed on January 24, 2000), in which the Company reported a change in the Company's certifying accountants to Grant Thornton LLP, replacing Goldstein & Morris; and

          (iv) the Company's Current Report on Form 8-K dated February 24, 2000 (filed on February 24, 2000) in which the Company reported that the Company had entered into an Agreement and Plan of Merger pursuant to which iMapData.com, Inc. will be acquired by the Company for 1,000,000 shares of the Company's common stock.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2000

                                             FINANCIAL PERFORMANCE CORPORATION

                                             By: /s/ Jeffrey Silverman
                                                 ------------------------------
                                                 Jeffrey Silverman
                                                 Chief Executive Officer

            In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                         TITLE                                           DATE
              ---------                         -----                                           ----

/s/ Jeffrey Silverman
----------------------------            Chief Executive Officer and Director                March 29, 2000
Jeffrey Silverman

/s/ Ronald Nash
----------------------------            President and Director                              March 29, 2000
Ronald Nash

/s/ William F. Finley
----------------------------            Chief Financial Officer and Director                March 29, 2000
William F. Finley

/s/ Ottavio serena
----------------------------            Vice President and Director                         March 29, 2000
Ottavio Serena

/s/ Richard Levy
----------------------------            Secretary and Director                              March 29, 2000
Richard Levy

/s/ William Lilley III
---------------------------             Director                                            March 29, 2000
William Lilley III

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----
Reports of Independent Certified Public Accountants                F-2 - F-3

Financial Statements

      Consolidated Balance Sheets                                        F-4

      Consolidated Statements of Operations                              F-5

      Consolidated Statement of Stockholders' Equity                     F-6

      Consolidated Statements of Cash Flows                              F-7

      Notes to Consolidated Financial Statements                  F-8 - F-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders
     FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of Financial Performance Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Performance Corporation and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.




GRANT THORNTON LLP


New York, New York
March 14, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Financial Performance Corporation and Subsidiaries
New York, New York


We have audited the accompanying consolidated balance sheet of Financial Performance Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Performance Corporation and Subsidiaries as of December 31, 1998 and the results of its consolidated operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




GOLDSTEIN AND MORRIS


New York, New York
February 23, 1999

               Financial Performance Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                                      ASSETS                                               1999                  1998
                                                                                           ----                  ----
Current assets
   Cash and cash equivalents                                                           $ 4,179,179           $ 6,287,148
   Restricted cash                                                                         500,000                     -
   Short-term investments                                                                  485,000                     -
   Accounts receivable                                                                      24,843               342,783
   Prepaid expenses and other current assets                                               321,003                31,275
                                                                                       -----------          ------------

         Total current assets                                                            5,510,025             6,661,206

Property and equipment, net of accumulated depreciation                                    219,571               213,729

Investment in subsidiary (FPC Information Corp.)                                                 -               666,039

Other assets                                                                               280,779               310,086
                                                                                       -----------           -----------

                                                                                       $ 6,010,375           $ 7,851,060
                                                                                        ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                              $    988,287           $ 2,841,188
   Secured promissory note due stockholder                                                 500,000                -
                                                                                       -----------            ----------

         Total current liabilities                                                       1,488,287             2,841,188

Minority interest in consolidated subsidiaries                                           1,029,046               848,046

Commitments and contingencies

Stockholders' equity
   Common stock - 50,000,000 shares authorized, $.01 par
     value; 9,928,034 and 9,471,534 shares issued and
    outstanding at December 31, 1999 and 1998, respectively                                 99,280                94,715
   Additional paid-in capital                                                            7,945,696             7,756,261
   Accumulated deficit                                                                  (4,551,934)           (3,689,150)
                                                                                        ----------            ----------

                                                                                         3,493,042             4,161,826
                                                                                        ----------            ----------

                                                                                       $ 6,010,375           $ 7,851,060
                                                                                        ==========            ==========

        The accompanying notes are an integral part of these statements.

               Financial Performance Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                                                          1999                   1998
                                                                                          ----                   ----
Revenues                                                                                $12,269,351           $21,492,151

Costs and expenses
    Cost of revenues                                                                      8,986,701            14,823,626
    Salaries and related expenses                                                         1,435,179             2,235,358
    Selling, general and administrative                                                   1,883,190             1,486,869
                                                                                        -----------           -----------

                                                                                         12,305,070            18,545,853

         Operating (loss) income                                                            (35,719)            2,946,298
                                                                                       ------------           -----------

Other income (expenses)
    Investment income                                                                       131,323                80,515
    Loss from FPC Information Corp.                                                        (167,000)             (257,000)
    Write-off of investment in FPC Information Corp.                                       (478,224)                    -
    Minority interest in earnings of subsidiary                                            (181,000)             (400,000)
                                                                                       ------------          ------------

                                                                                           (694,901)             (576,485)
                                                                                       ------------          ------------

         (Loss) income  before income taxes                                                (730,620)            2,369,813

Income taxes                                                                                132,164               262,106
                                                                                       ------------          ------------

         NET (LOSS) INCOME                                                            $    (862,784)         $  2,107,707
                                                                                       ============           ===========

Basic (loss) income per share                                                                $(.09)                $0.24
                                                                                              ====                  ====

Diluted (loss) income per share                                                              $(.09)                $0.23
                                                                                              ====                  ====

Weighed average shares outstanding
    Basic                                                                                 9,520,263             8,967,367
                                                                                        ===========           ===========

    Diluted                                                                               9,520,263             9,152,188
                                                                                        ===========           ===========







        The accompanying notes are an integral part of these statements.

               Financial Performance Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998



                                                Common stock                    Additional
                                           ------------------------              paid-in           Accumulated
                                           Shares         Par value              capital             deficit            Total
                                           ------         ---------              -------             -------            -----
Balance at January 1, 1998                8,021,534         $    80,215         $ 7,480,761        $(5,796,857)        $ 1,764,119

Issuance of shares in private
   placement, net of costs                1,450,000              14,500             275,500                 --             290,000

Net income                                                                                           2,107,707           2,107,707
                                        -----------         -----------         -----------        -----------         -----------

Balance at December 31, 1998              9,471,534              94,715           7,756,261         (3,689,150)          4,161,826

Issuance of shares upon exercise
   of warrants                              156,500               1,565              79,935                 --              81,500

Issuance of shares for services             300,000               3,000             109,500                 --             112,500

Net loss                                                                                              (862,784)           (862,784)
                                        -----------         -----------         -----------        -----------         -----------

BALANCE AT DECEMBER 31, 1999              9,928,034         $    99,280         $ 7,945,696        $(4,551,934)        $ 3,493,042
                                        ===========         ===========         ===========        ===========         ===========












         The accompanying notes are an integral part of this statement.

               Financial Performance Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                          1999                1998
                                                                                          ----                ----
Cash flows from operating activities
  Net (loss) income                                                                   $   (862,784)         $2,107,707
  Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities
       Depreciation and amortization                                                       110,730             212,435
       Minority interest in earnings of consolidated subsidiaries                          181,000             400,000
       Loss from and write-off of  FPC Information Corp.                                   645,224             257,000
       Noncash compensation                                                                116,100                   -
       Gain on sale of securities                                                           24,292                   -
       Changes in operating assets and liabilities
         Accounts receivable                                                               317,940             377,833
         Prepaid expenses and other current assets                                        (329,426)             47,835
         Other assets                                                                       13,307              (6,280)
         Accounts payable and accrued expenses                                          (1,852,901)            933,035
                                                                                        ----------          ----------

       Net cash (used in) provided by operating activities                              (1,636,518)          4,329,565
                                                                                        ----------           ---------

Cash flows from investing activities
  Acquisition of equipment                                                                (113,058)            (89,635)
  Short-term investments                                                                  (485,000)                  -
  Restricted cash                                                                         (500,000)                  -
  Proceeds from sale of marketable securities                                               84,292                   -
  Purchases of marketable securities                                                       (60,000)                  -
  Investment in FPC Information Corp.                                                       20,815            (499,000)
                                                                                      ------------          ----------

       Net cash used in investing activities                                            (1,052,951)           (588,635)
                                                                                        ----------          ----------
Cash flows from financing activities
  Proceeds from sale of common shares                                                            -             290,000
  Proceeds from exercise of warrants                                                        81,500                   -
  Proceeds from secured promissory note                                                    500,000                   -
                                                                                       -----------           ---------

       Net cash provided by financing activities                                           581,500             290,000
                                                                                       -----------          ----------

       NET (DECREASE) INCREASE IN CASH                                                  (2,107,969)          4,030,930

Cash and cash equivalents, at beginning of year                                          6,287,148           2,256,218
                                                                                        ----------           ---------

Cash and cash equivalents at end of year                                               $ 4,179,179          $6,287,148
                                                                                        ==========           =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for
      Income taxes                                                                    $    132,164         $   201,535
                                                                                       ===========          ==========

        The accompanying notes are an integral part of these statements.

               Financial Performance Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



NOTE A - NATURE OF BUSINESS

     Financial Performance Corporation (the "Company") through its subsidiaries, markets merger communications services to the financial services industry.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Principles of Consolidation

          The consolidated financial statements include the accounts of Financial Performance Corporation and its 80%-owned subsidiary, Michaelson Kelbick Partners Inc. ("MKP"). All significant intercompany accounts and transactions have been eliminated.

          Condensed financial information of MKP, excluding intercompany eliminations, as of December 31, 1999 and 1998 and for the years then ended is as follows:

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                        1999                  1998
                                                                        ----                  ----
          Cash and cash equivalents                                  $  4,012,00        $  5,910,000
          Short-term investments                                         485,000                   -
          Accounts receivable                                             25,000             343,000
          Other assets                                                   256,000             281,000
          Accounts payable                                               517,000           2,478,000
          Revenues                                                    12,269,000          21,492,000
          Operating costs                                             11,360,000          19,312,000
          Net income                                                     905,000           1,999,000

         Intercompany management fees of $766,000 and $1,714,000 were included in MKP's operating costs for the years ended December 31, 1999 and 1998, respectively. These amounts were eliminated upon consolidation.

     2.  Earnings (Loss) Per Common Share

         Basic earnings (loss) per common share were calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share were calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

               Financial Performance Corporation and Subsidiaries

                           December 31, 1999 and 1998



NOTE B (CONTINUED)

     3.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

     4.  Estimates

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

     5.  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the applicable assets ranging from five to seven years.

         Leasehold improvements are amortized over the terms of the related leases or the estimated useful lives of the improvements, whichever is less. Significant improvements extending the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is reflected in current operating results.

     6.  Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has elected the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     7.   Revenue Recognition

          Revenue is recognized as services are rendered.

               Financial Performance Corporation and Subsidiaries

                           December 31, 1999 and 1998



NOTE C - TRANSACTION WITH SIGNIFICANT STOCKHOLDERS

     On November 17, 1999, in consideration of $500,000, Jeffrey Silverman and Ronald Nash purchased from Robert Trump an aggregate of 1,000,000 shares of the Company's common stock and received options to purchase an additional 2,500,000 shares of the Company's stock from Mr. Trump. In addition, the Company granted to Messrs. Silverman and Nash five-year options to purchase an aggregate of 2,000,000 shares of common stock immediately exercisable at $.43 per share. The options issued have been accounted for in accordance with APB No. 25.


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment include the following at December 31, 1999 and 1998:

                                                                       1999                1998
                                                                       ----                ----
          Computer equipment                                         $265,320            $192,513
          Furniture and fixtures                                      187,743             159,978
          Leasehold improvements                                       33,977              33,977
                                                                     --------            --------

                                                                      487,040             386,468
          Less accumulated depreciation                               267,469             172,739
                                                                      -------             -------

                                                                     $219,571            $213,729
                                                                      =======             =======

     Depreciation expense was $94,730 and $74,870 for the years ended December 31, 1999 and 1998, respectively.


NOTE E - INCOME TAXES

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $3,000,000, which expire in various years through 2013, available to offset future taxable income. At December 31, 1999, the Company had a deferred tax asset amounting to approximately $1,200,000. The deferred tax asset consists primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest.

               Financial Performance Corporation and Subsidiaries

                           December 31, 1999 and 1998



NOTE E (CONTINUED)

     The income tax expense for the years ended December 31, 1999 and 1998 represents state and local income taxes on the income of MKP.

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory rate of 35% to pretax income (loss) as a result of the following differences.

                                                                        1999                 1998
                                                                        ----                 ----
          Statutory U.S. rates                                          (35)%                 35%
          Valuation allowance (utilization of) loss
              carryforwards                                              35                  (35)
          State and local income taxes                                   18                    8
          Other                                                           -                    3
                                                                       ----                 ----

                                                                         18%                  11%
                                                                        ===                  ===


NOTE F - WRITE-OFF OF INVESTMENT IN FPC INFORMATION CORP.

     During the fourth quarter of 1999, the Company wrote off its equity investment in FPC Information Corp. The Company continually reviews all components of its business for possible improvement in future profitability. Based on this review, it was determined that the likelihood of recovering the investment would be remote given the continued losses and lack of revenue generated by FPC Information Corp. since its inception in 1994.


NOTE G - SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1999, two customers of MKP accounted for 75% and 17%, respectively, of the Company's consolidated revenues. For the year ended December 31, 1998, three customers accounted for 55%, 18% and 10%, respectively, of the Company's consolidated revenues.

               Financial Performance Corporation and Subsidiaries

                           December 31, 1999 and 1998



NOTE H - WARRANTS TO PURCHASE COMMON STOCK

     At December 31, 1999, the Company had outstanding warrants as follows:

               Number of                Exercise                Expiration
                shares                   price                    date
                ------                   -----                    ----
                650,000                 $0.50               November 30, 2004
                738,500                  1.00               September 15, 2006
                200,000                   .50               September 15, 2010

      Warrants for 156,500 shares were exercised in 1999. Warrants for 6,500 of those shares were paid during 1999 but remained unissued as of December 31, 1999. The 6,500 shares are reflected as issued in the accompanying financial statements.


NOTE I - INCENTIVE STOCK OPTION PLAN

     In March 1988, the Company adopted a stock option plan. The plan provided for the granting of options to purchase up to 140,000 shares of common stock to key employees, officers and directors at an exercise price equal to fair market value at the date of grant. The right to exercise options granted under the plan commenced one year from the date of the grant and such options were exercisable in increments of 25% each year provided employment with the Company was continuous. The plan expired by its terms in October 1998.


NOTE J - EMPLOYEE BENEFIT PLANS

     In January 1997, the Company established a 401(k) salary deferred benefit plan covering substantially all employees who have met certain requirements. The plan requires Company contributions equal to 50% of a participant's contribution to a maximum of 3% of each participant's contribution.

     In September 1997, the Company amended its 401(k) plan to provide a provision for discretionary profit sharing plan contributions. Total contributions to the plan, (401(k) and profit sharing), were $120,174 and $127,000 for the years ended December 31, 1999 and 1998, respectively.

               Financial Performance Corporation and Subsidiaries

                           December 31, 1999 and 1998



NOTE K - COMMITMENTS

     In December 1999, the Company entered into a new noncancelable operating lease for additional office space which commences on January 1, 2000 and expires on December 31, 2009. This lease is in addition to the existing lease which expires on October 31, 2006. The leases include provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.

     Minimum payments for the leased properties for subsequent years are as follows:

                         Years ending December 31,
                            2000                         $   920,000
                            2001                             932,000
                            2002                           1,066,000
                            2003                           1,066,000
                            2004                           1,066,000
                            Thereafter                     4,122,000
                                                           ---------

                                                           9,172,000
                            Less sublease rentals          1,000,000
                                                           ---------
                                                           $8,172,000
                                                           ---------

     Rent and equipment leasing expenses for the years ended December 31, 1999 and 1998 were $320,896 and $370,734, respectively.


NOTE L - EMPLOYMENT AGREEMENTS

     In November 1999, the Company entered into an employment agreement with William F. Finley, currently Chief Financial Officer, which amended and restated the Amended and Restated Executive Employment Agreement dated April 21, 1999 between the Company and Mr. Finley. The Company paid Mr. Finley $250,000 upon execution of the new employment agreement and issued to him 100,000 shares of common stock. Under the terms of the new employment agreement, the Company will continue to pay Mr. Finley a base salary of $250,000 per annum. The new employment agreement eliminates Mr. Finley's right to terminate his employment and receive payment from the Company upon a change of control. In addition, the new employment agreement eliminates the Company's obligation to make penalty payments for nonrenewal of the employment agreement. If the Company terminates Mr. Finley's employment, other than for cause or by death or disability, or if Mr. Finley terminates his

               Financial Performance Corporation and Subsidiaries

                           December 31, 1999 and 1998



NOTE L (CONTINUED)

     employment for good reason (as defined in the agreement), Mr. Finley is entitled to his annual base salary through the end of the term payable in one lump sum, and may "put" all of the shares (including shares underlying options, warrants and other convertible securities) then owned by him to the Company at a per share price equal to the fair market value. The new employment agreement eliminates provisions for bonus payments and the right to receive stock upon the Company's termination of Mr. Finley's employment (other than for cause or by death or disability) or Mr. Finley's termination of his employment for good reason (as defined in the agreement). The new employment agreement expires on September 30, 2000.

     In November 1999, Susan Michaelson and Hilary Kelbick, Managing Directors of MKP, entered into a Restated and Amended Managing Directors' Agreement with MKP. The employment agreements with each of Ms. Michaelson and Ms. Kelbick expire on September 10, 2000, subject to renewal. The annual base salary of $250,000 payable to each of Ms. Michaelson and Ms. Kelbick is subject to periodic increases to be determined by MKP's Board of Directors. The employment agreements also provide for an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage, determined annually by MKP's Board of Directors (not to exceed 30% in the aggregate for both Ms. Michaelson and Ms. Kelbick), of the net income before taxes of MKP. Ms. Michaelson and Ms. Kelbick have the option to receive bonus payments in cash, in stock of FPC or a combination of stock and cash. If, at the expiration of the term, MKP elects not to renew the respective employment agreement of Ms. Michaelson or Ms. Kelbick, such employee will be entitled to receive a severance payment in the amount of $350,000. If either Ms. Michaelson or Ms. Kelbick elects not to renew her respective employment agreement with MKP at the expiration of the term, the respective employee will be entitled to receive a severance payment of $250,000.

     In November 1999, the Company, MKP, Susan Michaelson and Hillary Kelbick entered into the First Amendment to the Restated and Amended Shareholders' Agreement. Under the Amendment, Ms. Michaelson and Ms. Kelbick each have the option to require MKP to purchase all of her stock of MKP at the cash value (as defined in the First Amendment) of such stock in the event of the termination of her employment, provided, however, that if MKP terminates Ms. Michaelson or Ms. Kelbick for cause, MKP will only be required to pay fifty percent (50%) of the cash value of the stock. If either Ms. Michaelson or Ms. Kelbick does not exercise her right to have MKP purchase her stock, MKP has the option to purchase such stock at the "agreed value" (as defined in the Shareholders' Agreement).

               Financial Performance Corporation and Subsidiaries

                           December 31, 1999 and 1998



NOTE M - OTHER ASSETS

     Included in other assets at December 31, 1999 and 1998 is a $180,000 Certificate of Deposit which is pledged as security for a letter of credit issued in connection with the lease for office space (see Note K). The certificate of deposit exceeds the federally insured limit.


NOTE N - CONCENTRATION OF CREDIT RISK

     The Company maintains its cash and cash equivalents with a major financial institution. The balance at December 31, 1999 exceeds federally insured limits. The Company performs periodic evaluations of the relevant credit standing of this financial institution in order to limit the amount of credit exposure.



NOTE O - EARNINGS (LOSS) PER SHARE INFORMATION

     The calculation of basic and diluted earnings (loss) per share for the years ended December 31, 1999 and 1998 is based upon the following:

                                                                      December 31,
                                                                      ------------
                                                                   1999          1998
                                                                   ----          ----
      Net income (loss) available to
          common share owners                                  $  (862,784)    $2,107,707
                                                                ==========      =========

      Average shares outstanding (a)                             9,520,263      8,967,367

      Dilutive securities -
          stock options and warrants (c)                                 -        184,821
                                                                 ---------      ---------

      Average shares outstanding
          assuming dilution (b)                                  9,520,263      9,152,188
                                                                 =========      =========

     (a)  Used to compute basic earnings (loss) per share.
     (b)  Used to compute diluted earnings per share.
     (c) Excluded from 1999 computation were 2,588,500 warrants and options which would be antidilutive.

               Financial Performance Corporation and Subsidiaries

                           December 31, 1999 and 1998



NOTE P - SECURED PROMISSORY NOTE DUE STOCKHOLDER

     In December 1999, the Company obtained a short-term $500,000 loan from a stockholder. The loan matures on February 15, 2000 with interest at 10% per annum. The loan is collateralized by a certificate of deposit of $500,000 reflected as restricted cash on the balance sheet. The loan was repaid on February 15, 2000.


NOTE Q - SOFTWARE DEVELOPMENT COSTS

     An annual review of the recoverability was performed by management and $135,605 of capitalized software development costs were fully written off in 1998.


NOTE R - SUBSEQUENT EVENTS

     On January 12, 2000, Jeffrey Silverman was named Chairman and Chief Executive Officer of the Company and Ronald Nash was named President of the Company. In lieu of a salary, Messrs. Silverman and Nash each accepted from the Company five-year options to purchase 1,000,000 shares of the Company's common stock immediately exercisable at $14.50 per share.

     On March 3, 2000, the Company acquired the stock of iMapData.com Inc., an electronic database information and propriety web site development company, for 1,000,000 shares of the Company's stock (valued at $13 million based upon the closing price of the Company's stock on March 3, 2000). The acquisition will be accounted for under the purchase method of accounting.