Form 10QSB
period 2000-03-31
FINANCIAL PERFORMANCE CORP
filed 2000-05-15
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number 0-16530
             -------------------------------------------------------
                        FINANCIAL PERFORMANCE CORPORATION
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              New York                            13-3236325
    -------------------------------        ---------------------------
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

                       YES [x]                  NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding at May 2, 2000
     ----------------------------       ----------------------------
            Common Stock                     11,503,134 Shares

                        Financial Performance Corporation
         Report on Form 10-QSB for the Three Months ended March 31, 2000
         ---------------------------------------------------------------



                               TABLE OF CONTENTS



Part I.                                                                                                       Page
                                                                                                              ----

            Item 1.     Financial Statements (Unaudited).........................................................1

                        Consolidated Balance Sheets
                                    March 31, 2000 and March 31, 1999............................................2

                        Consolidated Statements of Operations
                                    For the Three Months Ended
                                    March 31, 2000 and March 31, 1999............................................3

                        Consolidated Statements of Cash Flows
                                    for the Three Months Ended
                                    March 31,1999 and March 31, 1998.............................................4

                        Consolidated Statements of Changes in Stockholders' Equity
                                    for the Three Months Ended
                                    March 31,2000 and March 31, 1999.............................................5

                        Notes to Consolidated Financial Statements............................................ . 6

            Item 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...................................................9

Part II

            Item 5.     Other Information.......................................................................15

            Item 6.     Exhibits and Reports on Form 8-K........................................................15


                                     PART I

            Item 1.    Financial Statements

                       The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2000 AND 1999



                                                                                       2000              1999
                                                                                    -----------       -----------
                                                                                     (Unaudited)       (Unaudited)
ASSETS
------
Current assets
     Cash and cash equivalents                                                       $ 3,067,483       $ 4,560,760
     Short-term investments                                                              485,000                 -
     Marketable securities                                                               150,000                 -
     Accounts receivable                                                               3,437,086         1,847,395
     Prepaid expenses other current assets                                               309,498            65,071
                                                                                     -----------       -----------

                Total current assets                                                   7,449,067         6,473,226

Property and equipment, net of accumulated depreciation                                  269,111           209,070

Investment in subsidiary (FPC Information Corp.)                                           -               695,070

Goodwill                                                                              12,760,203             -

Other assets                                                                             287,877           306,086
                                                                                     -----------       -----------
                                                                                     $20,766,258       $ 7,683,452
                                                                                     ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
    Accounts payable and accrued expenses                                            $ 2,955,705       $ 2,333,948
    Other current liabilities                                                            310,592            -
                                                                                     -----------       -----------


                Total current liabilities                                              3,266,297         2,333,948
                                                                                     -----------       -----------


Minority interest in consolidated subsidiaries                                         1,083,046           915,046
                                                                                     -----------       -----------


Stockholders' equity

     Common stock - 50,000,000 shares authorized, $.01 par
        value; 10,928,034 and 9,471,534 shares issued and
        outstanding at March 31, 2000 and 1999, respectively                             109,280            94,715
     Additional paid in capital                                                       20,935,696         7,756,261
     Accumulated deficit                                                              (4,628,061)       (3,416,518)
                                                                                    ------------       -----------

          Total stockholders' equity                                                  16,416,915         4,434,458
                                                                                    ------------       -----------

                                                                                    $ 20,766,258       $ 7,683,452
                                                                                    ============       ===========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999






                                                                                                 2000         1999
                                                                                           ----------    ------------
                                                                                          (Unaudited)     (Unaudited)

Revenues                                                                                  $ 4,335,601     $ 3,390,389
                                                                                           ----------    ------------
Costs and expenses

     Cost of revenues                                                                       2,953,610       2,257,354
     Salaries and related expenses                                                            587,054         350,588
     Selling, general and administrative                                                      818,727         355,545
                                                                                           ----------    ------------


                                                                                            4,359,391       2,963,487
                                                                                           ----------    ------------

          Operating income (loss)                                                             (23,790)        426,902
                                                                                           ----------    ------------

Other income (expenses)
     Investment income                                                                         35,223          25,514
     Loss from FPC Information Corp.                                                             -            (67,000)
     Minority interest in earnings of subsidiary                                              (54,000)        (71,000)
                                                                                           ----------    ------------

                                                                                              (18,777)       (112,486)
                                                                                           ----------    ------------

Income (loss) before income taxes                                                             (42,567)        314,416

Income taxes                                                                                   33,560          41,784
                                                                                           ----------    ------------
Net income (loss)                                                                           $ (76,127)      $ 272,632
                                                                                           ==========    ============

Basic income (loss) per share                                                               $    (.01)      $    .03
Diluted income (loss) per share                                                             $    (.01)      $    .03

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                                     2000                          1999
                                                                                  ----------                    -----------
                                                                                  (Unaudited)                   (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                             $  (76,127)                    $ 272,632
    Adjustments to reconcile to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                               176,065                        27,986
         Minority interest in earnings of consolidated subsidiaries                   54,000                        71,000
         Loss from FPC Information Corp.                                                -                           67,000
            Increase (decrease) in cash flows from operating activities resulting from changes in:
                 Accounts receivable                                              (3,101,263)                   (1,504,612)
                 Prepaid expenses and other current assets                           (58,640)                      (33,796)
                 Other assets                                                         (8,959)                        1,999
                 Accounts payable and accrued expenses                             1,948,037                      (507,240)
                 Other current liabilities                                           192,401                          -
                                                                                  -----------                   -----------
Net cash used in operating activities                                               (874,486)                   (1,605,031)
                                                                                  -----------                   -----------

Cash flows from investing activities:
        Acquisition of equipment                                                     (10,014)                      (23,326)
        Investment in subsidiary                                                         -                         (98,031)
        Restricted cash                                                              500,000                          -
        Purchase of marketable securities                                           (150,000)                         -
        Closing costs incurred in acquisition of iMapData.com, Inc.                  (77,196)                         -
                                                                                  -----------                   -----------
Net cash provided by (used in) investing activities                                  262,790                      (121,357)
                                                                                  -----------                   -----------

Cash flows from financing activities:
   Repayment of secured promissory note                                             (500,000)                         -
                                                                                  -----------                   -----------
Net decrease in cash                                                              (1,111,696)                   (1,726,388)

Cash and cash equivalents, beginning of period                                     4,179,179                     6,287,148
                                                                                  -----------                   -----------

Cash and cash equivalents, end of period                                          $3,067,483                   $ 4,560,760
                                                                                  ==========                    ===========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)





                                                  Common Stock            Additional
                                           --------------------------       Paid In           Accumulated
                                              Shares        Par Value       Capital             Deficit             Total
                                           ------------     ---------       -------            --------           -----------
Balance, January 1, 2000                     9,928,034       $ 99,280       $ 7,945,696       $(4,551,934)       $  3,493,042

Issuance of shares for acquisition of
  iMapData.com, Inc.                         1,000,000         10,000        12,990,000             -              13,000,000

Net income                                        -               -               -               (76,127)            (76,127)
                                            ----------       --------       -----------       -----------        ------------

Balance, March 31, 2000                     10,928,034       $109,280       $20,935,696       $(4,628,061)       $ 16,416,915
                                            ==========       ========       ===========       ============       ============

Balance, January 1, 1999                     9,471,534       $ 94,715       $ 7,756,261       $(3,689,150)       $  4,161,826

Net income                                       -              -                 -               272,632             272,632
                                            ----------       --------       -----------       -----------        ------------
Balance, March 31,1999                       9,471,534       $ 94,715       $ 7,756,261       $(3,416,518)       $  4,434,458
                                            ==========       ========       ===========       ============       ============

                                       -5-

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - NATURE OF BUSINESS

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Financial Performance Corporation (the "Company") at March 31, 2000 and 1999, and the results of its operations and its cash flows for the three months then ended. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

     The accounting policies followed by the Company are set forth in Note B to the Company's consolidated financial statements in the Company's Annual Report Form 10-KSB for the year ended December 31, 1999, which is incorporated herein by reference.

     The Company operates in two segments through its subsidiaries. Michaelson Kelbick Partners Inc. ("MKP"), markets merger communication services to the financial services industry and iMapData.com, Inc. ("iMapData.com"), acquired on March 3, 2000 (see Note B), and based in Washington, D.C., provides companies, governmental agencies and trade organizations with access through digital computer software to competitive marketing, economic and other data on a secure proprietary web site.

     The consolidated financial statements include the accounts of Financial Performance Corporation, its 80%-owned subsidiary, MKP and its wholly-owned subsidiary iMapData.com from the date of acquisition. All significant intercompany accounts and transactions have been eliminated.


NOTE B - ACQUISITION OF IMAPDATA.COM

     On March 3, 2000, the Company acquired the stock of iMapData.com for $13,077,196, including closing costs of $77,196. The transaction was accounted for as a purchase business combination.

     The acquisition was made with the issuance of 1 million shares of the Company's stock (valued at $13 million based upon the closing price of the Company's stock at March 3, 2000).

The following table provides an analysis of the purchase of the iMapData.com acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:


        Total purchase cost, including closing costs                     $ 13,077,196
        Fair value of net assets acquired                                     245,692
                                                                         ------------

        Purchase price in excess of estimated fair
          value of net assets acquired allocated to
          goodwill                                                       $ 12,831,504
                                                                         ============

Goodwill is being amortized on a straight line basis over a fifteen year period. Pro forma disclosure as required under regulation SB14 is not deemed material.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

NOTE C - SEGMENT INFORMATION

     Condensed financial information of MKP, excluding intercompany eliminations, as of March 31, 2000 and 1999 and for the period then ended, is as follows:


                                2000          1999
                             ----------     ----------
        Revenues            $ 3,863,000   $ 3,390,000
        Operating income        268,000       352,000
        Total assets          6,704,000     5,670,000
        Total liabilities     2,174,000     1,979,000


     Condensed financial information of iMapData.com as of March 31, 2000 and for the period March 3, 2000 (date of acquisition) to March 31, 2000 is as follows:



        Revenues            $ 473,000
        Operating income      309,000
        Total assets          917,000
        Total liabilities     363,000


NOTE D - SIGNIFICANT CUSTOMERS

     For the three months ended March 31, 2000, one customer of MKP accounted for 90% of its revenues and two customers of iMapData.com accounted for 69% and 16% of its revenues, respectively.


NOTE E - WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

     On January 12, 2000 the Company issued to the Chief Executive Officer and the President, five-year options to purchase, in the aggregate, 2,000,000 shares of the Company's common stock immediately exercisable at $14.50 per share.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE F - EARNINGS (LOSS) PER SHARE INFORMATION

     The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2000 and 1999 is based upon the following:




                                                                                                        2000             1999
                                                                                                     -----------     -----------
Net income (loss) available to
   common share owners                                                                               $  (76,127)     $   272,632
                                                                                                     ===========     ===========

Average shares outstanding (a)                                                                         10,261,367      9,471,534

Dilutive securities
   Stock options and warrants (c)                                                                          -             903,000
                                                                                                     ------------    -----------

Average shares outstanding assuming dilution (b)                                                       10,261,367     10,374,534
                                                                                                     ============    ===========




(a) Used to compute basic earnings (loss) per share.
(b) Used to compute diluted earnings per share.
(c) Excluded for 2000 computation were 3,588,500 warrants and options which would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Financial Performance Corporation (which we may also refer to as the "Company" or "FPC") is a holding company that operates through its subsidiaries. Through our subsidiary, Michaelson Kelbick Partners Inc. (which we refer to as "MKP"), we provide communications consulting services to the financial services industry, particularly with respect to communications concerning mergers and other business combinations. Bank merger communications accounts for approximately 85% of MKP's revenues. MKP also provides marketing services, planning and communications strategies, sales promotion and direct mail services.

     Through our recently acquired subsidiary, iMapData.com, Inc. (which we may also refer to as "iMapData.com"), we provide companies, governmental agencies and trade organizations with access through digital computer software to competitive marketing, economic and other data on a secure proprietary website. iMapData.com employs a vast array of information to produce its analyses, mining and merging the data to create multi-colored, multi-layered geoeconomic analytical maps and charts. iMapData.com's customized databases enable clients to view submarkets unique to their industry, display information relating to competitors, customers and suppliers in a given industry, and overlay and correlate all this information in simple and meaningful ways -- all in real time.

     From time to time, we may seek acquisitions or business combinations within or outside the financial services industry that we believe are strategic and will provide growth opportunities for the Company. We are implementing a new business strategy in which we will also focus on Internet-related businesses and services aimed at the business-to-business market. We may fund such acquisitions through the issuance of stock or with cash, or a combination. If we identify an appropriate acquisition candidate, we may need to seek additional financing. We cannot assure you that we will be able to successfully finance or integrate any new acquisition.

     In November 1999, in connection with the purchase of the Company's common stock from Robert Trump by Jeffrey Silverman and Ronald Nash, we named Messrs. Silverman and Nash as directors of the Company. On January 12, 2000, Mr. Silverman was named our Chairman and Chief Executive Officer and Mr. Nash was named our President.

     Revenues. Our revenues historically have been derived from a limited number of customers in the banking industry. For the year ended December 31, 1997, three customers of MKP accounted for an aggregate of approximately 77% of our total revenues, with one customer of MKP accounting for approximately 48% of our total revenues. For the year ended December 31, 1998, three customers of MKP accounted for approximately 83% of our revenues, with one customer of MKP accounting for approximately 55% of our total revenues. For the year ended December 31, 1999, two customers of MKP accounted for approximately 92% of our total revenues, with one customer of MKP accounting for approximately 75% of our total revenues. During the fiscal years ended December 31, 1997, December 31, 1998 and December 31, 1999, MKP accounted for all of our consolidated revenues. For the three months ended March 31, 1999, two customers of MKP accounted for approximately 74% and 10%, respectively, of the Company's total revenues. For the three months ended March 31, 2000, one customer of MKP accounted for approximately 90% of MKP's revenues and approximately 80% of the Company's consolidated revenues. During the same three month period ended March 31, 2000, two customers of iMapData.com accounted for approximately 69% and 16%, respectively, of the revenues of iMapData.com and approximately 9% of the Company's consolidated revenues. Accordingly, during the three months ended March 31, 2000, three customers accounted for approximately 89% of the Company's consolidated revenues. We anticipate that a substantial amount of our consolidated revenues will continue to be concentrated from a limited number of customers. As a result, our sales and operating results are subject to substantial variations in any given year and from quarter to quarter. Our sales and net income (if any) in a particular quarter may be lower than the sales and net income (if any) for the comparable quarter in the prior year. In addition, sales and net income (if any) in any particular quarter may not necessarily reflect our results of operations for the full year. The loss of, or reduction in services to, one or more significant customers is likely to materially harm our business, financial condition and results of operations.

     Subsidiaries. Our consolidated financial statements include FPC and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. During the five most recent fiscal years ended December 31, 1997, 1998, and 1999, MKP accounted for all of our consolidated revenues. During the three-month period ended March 31, 1999, MKP accounted for 100% of our consolidated revenues. During the three-month period ended March 31, 2000, MKP accounted for approximately 89% of our consolidated revenues and iMapData.com accounted for approximately 11% of our consolidated revenues.

     Condensed financial information concerning MKP, excluding intercompany eliminations, as of March 31, 2000 and 1999, and for the three months then ended, is as follows:

                               THREE MONTHS ENDED MARCH 31,
                               ----------------------------

                                     2000        1999
                                   ---------   ---------
               Revenues            3,863,000   3,390,000
               Operating Income      268,000     352,000
               Total Assets        6,704,000   5,670,000
               Total Liabilities   2,174,000   1,979,000


     Condensed financial information concerning iMapData.com as of March 31, 2000 and for the period commencing March 3, 2000 (the date of the Company's acquisition of iMapData.com) through March 31, 2000, is as follows:


               Revenues            473,000
               Operating Income    309,000
               Total Assets        917,000
               Total Liabilities   363,000

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements appearing elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Revenues. Total revenues increased by $945,212 or approximately 27.9% to $4,335,601 for the three months ended March 31, 2000 from $3,390,389 for the three months ended March 31, 1999. This increase was primarily attributable to increased services provided by MKP during this period as well as the inclusion of the revenues of iMapData.com for the period commencing March 3, 2000 through March 31, 2000 in the Company's consolidated revenues for the three months ended March 31, 2000. The increase in MKP's services during this period was primarily attributable to the increased scope of merger and other projects for which MKP was engaged during this period and variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged during this period.

     Cost of Revenues. Cost of revenues increased by $696,256 or approximately 30.8% to $2,953,610 for the three months ended March 31, 2000 from $2,257,354 for the three months ended March 31, 1999. This increase was primarily attributable to increased costs arising out of the increased level of services provided by MKP during the three months ended March 31, 2000, as well as the inclusion of the cost of revenues of iMapData.com for the period commencing March 3, 2000 through March 31, 2000 in the Company's consolidated results of operations for the three months ended March 31, 2000.

     Salaries and Related Expenses. Payroll expenses increased by $236,466 or approximately 67.4% to $587,054 for the three months ended March 31, 2000 from $350,588 for the three months ended March 31, 1999. This increase was attributable primarily to the recognition of additional payroll expenses for employees of the Company's fifty-percent owned subsidiary, FPC Information Corp., resulting from the Company's one-time write-off of its investment in such subsidiary during the three- month period ended December 31, 1999, and, to a lesser extent, to the inclusion of the payroll expenses of iMapData.com for the period commencing March 3, 2000 through March 31, 2000 in the Company's consolidated results of operations for the three months ended March 31, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $463,182 or approximately 130.3% to $818,727 for the three months ended March 31, 2000 from $355,545 for the three months ended March 31, 1999. This increase was attributable principally to an increase in general overhead expenses, including office lease expense, professional fees, insurance costs and other administrative expenses.

     Other Expense. Other expense decreased by $93,709 or approximately 83.3% to $18,777 for the three months ended March 31, 2000 from $112,486 for the three months ended March 31, 1999. This decrease was primarily attributable to the elimination of continuing losses from the Company's subsidiary, FPC Information Corp., as a result of the Company's write-off of the Company's investment in such subsidiary during the three-month period ended December 31, 1999, as well as, to a lesser extent, an increase in investment income earned by the Company and a decrease in the deduction attributable to the minority interest of MKP's earnings during the three-month period ended March 31, 2000.

     Operating Income (Loss). Operating income decreased by $356,983 or approximately 113.5% to an operating loss of $42,567 for the three months ended March 31, 2000 compared to operating income of $426,902 for the three months ended March 31, 1999.

     Net Income (Loss). Net income decreased by $348,759 or approximately 127.9% to a net loss of $76,127 for the three months ended March 31, 2000 compared to net income of $272,632 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had working capital (current assets less current liabilities) of $4,182,770, stockholders' equity of $16,416,915 and a working capital ratio (current assets to current liabilities) of approximately 2.3:1, compared to working capital of $4,139,278, stockholders' equity of $4,434,458 and a working capital ratio of approximately 2.8:1 as of March 31, 1999. As of March 31, 2000 and 1999, we had cash and cash equivalents of $3,067,483 and $4,560,760, respectively. However, we conduct our operations through our subsidiaries and rely on cash payments from our subsidiaries to meet our operating requirements.

     For the three months ended March 31, 2000 and March 31, 1999, net cash used in our operating activities was $874,486 and $1,605,031, respectively. For the three months ended March 31, 2000 and March 31, 1999, we generated $262,790 and used $121,357 of net cash for investing activities, respectively. For the three months ended March 31, 2000 and March 31, 1999, net cash used in the Company's financing activities was $500,000 and $0, respectively.

     As of March 31, 2000, we had no long-term debt. On December 12, 1999, Robert S. Trump, our principal shareholder, loaned us $500,000 on a short-term basis. The loan provided for interest at the rate of 10% per year and matured on February 15, 2000. On February 15, 2000, we repaid the entire principal amount of the $500,000 loan to Mr. Trump.

     As of March 31, 2000, we had made no material capital commitments other than those related to non-cancelable operating leases for office space and equipment. For the years ended December 31, 2000, 2001, 2002, and 2003, our minimum payments in connection with these leases are approximately $920,000, $932,000, $1,066,000 and $1,066,000 per year, respectively. We expect to have sublease rental income of approximately $200,000 in each such year.

     Based on our current plan of operations, we anticipate that our existing working capital and expected operating revenues will provide sufficient working capital for the conduct of our business. However, there can be no assurance that we will not require additional financing. Our capital requirements depend on, among other things, whether we are successful in continuing to generate revenues and income from our subsidiaries, whether we continue to identify appropriate acquisition candidates, our marketing efforts, competition, and the cost and availability of third-party financing.

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

     As a result of our review, we determined that our internal financial software systems were adequate for our future business needs, including Year 2000 compliance, and do not need to be replaced. The cost of our Year 2000 efforts was immaterial. To date, we have not experienced any material Year 2000 compliance problems relating to our internal financial software systems or our other information technology systems, computer hardware, software products and components or other equipment.

     We have not assessed the Year 2000 readiness of any third parties with whom we have relationships, such as our banking clients or vendors. Due to our uncertainty of the Year 2000 readiness of these third parties, we cannot determine whether the failure by one or more of these parties to be Year 2000 compliant will materially impact our business, financial condition or results of operations. Through May 12, 2000, we have not experienced any material Year 2000 compliance failures by any third parties.

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

HOLDING COMPANY AND OPERATING SUBSIDIARIES

     We conduct our operations through our subsidiaries. We have historically relied on cash payments from MKP to, among other things, pay creditors, maintain capital and meet our operating requirements. Under MKP's shareholders' agreement, MKP is required to pay to FPC on a quarterly basis a management fee equal to 30% of MKP's pre-tax earnings. In fiscal 1999 and 1998, MKP paid FPC approximately $766,000 and $1,714,000, respectively. Regulations, legal restrictions and contractual agreements could restrict any needed payments from MKP, or in the future, other subsidiaries. If we are unable to receive cash funds from MKP, from iMapData.com, or from any operating subsidiaries we may acquire in the future, our operations and financial condition will be materially and adversely affected.

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

FORWARD-LOOKING STATEMENTS

     Certain statements we make in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by our use of words such as "believes," "anticipates," "may," "intends," "expects," "plans," "proposed" and words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements or industry results to be materially different from results, performance or achievements that we expressed or implied by our forward-looking statements. These factors include:

               - the continued services of Messrs. Silverman and Nash, Ms. Kelbick and Ms. Michaelson of MKP and Messrs. Lilley and DeFranco of iMapData.com;

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

     Given these uncertainties, you should not place undue reliance on our forward-looking statements. We undertake no obligation to update these factors or to publicly announce the result of any revisions to any of our forward-looking statements contained in this Report to reflect events or developments after the date hereof.

                                     PART II


Item 5. Other Information

        (a) On January 12, 2000, Jeffrey S. Silverman was named Chairman and Chief Executive Officer of the Company and Ronald Nash was named President of the Company. On such date, the Company issued to each of Messrs. Silverman and Nash, in lieu of salaries for the year 2000 five year options to purchase 1,000,000 shares of common stock, immediately exercisable at $14.50 per share.

        (b) On January 18, 2000, the Company's board of directors appointed Grant Thornton LLP as our certifying accountants, replacing Goldstein & Morris (the "Former Accountants").

        During our two most recent fiscal years and the interim period thereafter ended January 18, 2000, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused them to make reference to the subject matter of the disagreement in their report. None of the Former Accountants' reports on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

        A letter from the Former Accountants dated January 18, 2000 addressed to the Securities and Exchange Commission, stating that they agree with the foregoing, was filed as an Exhibit to the Company's Form 8-K dated January 18, 2000.

        (c) On March 3, 2000, pursuant to an Agreement and Plan of Merger dated as of February 23, 2000 among the Company, FPC Acquisition Corp., iMapData.com, and the stockholders of iMapData.com, FPC Acquisition Corp. was merged into iMapData.com in exchange for 1,000,000 shares of the Company's common stock. As a result of the merger, iMapData.com has become a wholly owned subsidiary of the Company. iMapData.com is a Washington, D.C.-based electronic database information and proprietary Internet-based company.

        (d) On April 26, 2000, Edward T. Stolarski was hired as Executive Vice President of the Company and elected a Director of the Company. Mr. Stolarski will be engaged in the Company's corporate finance activities, including identifying sources of capital and structuring financing transactions. Prior to joining the Company, Mr. Stolarski was Senior Vice President at GE Capital's Capital Funding, Inc.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

               10.1. Amendment dated as of January 10, 2000 to Executive
                     Employment Agreement of William F. Finley ( incorporated by reference to Exhibit 10.38 to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1999).

               10.2. Option Agreement dated as of January 12, 2000 between the
                     Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.39 to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1999).

               10.3. Option Agreement dated as of January 12, 2000 between the
                     Company and Ronald Nash (incorporated by reference to Exhibit 10.40 to the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1999).

               10.4. Agreement and Plan of Merger dated February 23, 2000 between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. DeFranco (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24,
                     2000).

               10.5. Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 100,000 shares of common stock; Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment Agreement dated April 25, 2000 between the Company and Edward T. Stolarski.

               16.1. Letter from Goldstein and Morris addressed to the
                     Securities and Exchange Commission (incorporated by referenced to Exhibit 16.1 to the Company's Current Report on Form 8-K filed January 24, 2000).

          (b)  Reports on Form 8-K

               The Company filed the following Current Reports on Form 8-K during the three months ended March 31, 2000:

               (i) the Company's Current Report on Form 8-K dated January 13, 2000 (filed on January 19, 2000), in which the Company reported that Jeffrey S. Silverman had been named the Company's chief executive officer, Ronald Nash had been named the Company's president, and the Company issued options to purchase 1,000,000 shares of common stock to each of Messrs. Silverman and Nash in lieu of salaries;

               (ii) the Company's Current Report on Form 8-K dated January 18, 2000 (filed on January 24, 2000), in which the Company reported a change in the Company's certifying accountants to Grant Thornton LLP, replacing Goldstein & Morris; and

               (iii) the Company's Current Report on Form 8-K dated February 24,
                     2000 (filed on February 24, 2000) in which the Company reported that the Company had entered into an Agreement and Plan of Merger pursuant to which iMapData.com, Inc. will be acquired by the Company for 1,000,000 shares of the Company's common stock.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 12, 2000



                                               FINANCIAL PERFORMANCE CORPORATION


                                                    By: /s/ Jeffrey S. Silverman
                                                       -------------------------
                                                         Jeffrey S. Silverman,
                                                         Chief Executive Officer


                                                    By: /s/ William F. Finley
                                                       ----------------------
                                                         William F. Finley,
                                                         Chief Financial Officer