Form 10QSB
period 2000-06-30
FINANCIAL PERFORMANCE CORP
filed 2000-08-14
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                         Commission File Number 0-16530

             -------------------------------------------------------

                        FINANCIAL PERFORMANCE CORPORATION

             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   New York                                                                13-3236325
------------------------------------------------                             ---------------------------------------
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

                      YES [X]           NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                                                       Outstanding at July 31, 2000
   ----------------------------------------                           ----------------------------------------------
                 Common Stock                                                        11,458,140 Shares


Transactional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                        Financial Performance Corporation
   Report on Form 10-QSB for the Three Months ended June 30, 2000 (Unaudited)
   --------------------------------------------------------------------------



                                TABLE OF CONTENTS

Part I.                                                                                           Page
                                                                                                  ----
        Item 1.      Financial Statements (Unaudited)................................................1

                     Consolidated Balance Sheets
                              June 30, 2000 and June 30, 1999........................................2

                     Consolidated Statements of Operations
                              For the Six Months Ended
                              June 30, 2000 and June 30, 1999........................................3

                     Consolidated Statements of Operations
                              For the Three Months Ended
                              June 30, 2000 and June 30, 1999........................................4

                     Consolidated Statements of Changes in Stockholders' Equity
                              for the Six Months Ended
                              June 30,2000 and June 30, 1999.........................................5

                     Consolidated Statements of Cash Flows
                              for the Six Months Ended
                              June 30, 2000 and June 30, 1999........................................6

                     Notes to Consolidated Financial Statements......................................7

        Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                              of Operations.........................................................10

Part II

        Item 5.      Other Information..............................................................17

        Item 6.      Exhibits and Reports on Form 8-K...............................................17

                                     PART I


Item 1.       Financial Statements

              The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2000 AND 1999


 ASSETS
                                                                                               2000                1999
                                                                                          --------------      --------------
                                                                                            (Unaudited)
(Unaudited)
 Current assets
          Cash and cash equivalents                                                          $4,401,078         $ 4,305,387
          Short-term investments                                                                676,000                   -
          Marketable securities                                                                 150,000                   -
          Accounts receivable                                                                 1,360,477           2,755,203
          Prepaid expenses and other current assets                                             191,728              84,260
                                                                                           -------------        ------------
                 Total current assets                                                         6,779,283           7,144,850

 Property and equipment, net of accumulated depreciation                                        343,773             209,375
 Equity investment (FPC Information Corp.)                                                            -             739,928
 Goodwill, net of accumulated amortization                                                   12,546,203                   -
 Other assets                                                                                   294,045             301,862
                                                                                           -------------        ------------
                                                                                            $19,963,304         $ 8,396,015
                                                                                           =============        ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
          Accounts payable and accrued expenses                                              $2,273,293         $ 2,805,733
          Other current liabilities                                                             359,970                -
                                                                                           -------------        ------------
           Total current liabilities                                                          2,633,263           2,805,733
                                                                                           -------------        ------------
 Minority interest in consolidated subsidiary                                                 1,120,046             972,046
                                                                                           -------------        ------------
 Stockholders' equity
          Common stock - authorized 50,000,000 shares of $.01 par
            value; 11,456,914 and 9,471,534 shares issued and
             outstanding at June 30, 2000 and 1999, respectively                                114,569              94,715
          Additional paid in capital                                                         21,397,947           7,756,261
          Accumulated (deficit)                                                             (5,302,521)         (3,232,740)
                                                                                           -------------        ------------
           Total stockholders' equity                                                        16,209,995           4,618,236
                                                                                           -------------        ------------
                                                                                            $19,963,304         $ 8,396,015
                                                                                           =============        ============

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                          2000                       1999
                                                                                      --------------            -------------
                                                                                        (Unaudited)              (Unaudited)
 Revenues                                                                                $8,656,419              $ 8,083,213
                                                                                         ----------              -----------
 Costs and expenses
          Cost of revenues                                                                5,755,758                5,970,193
          Salaries and related expenses                                                   1,130,338                  652,465
          Selling, general and administrative                                             1,952,466                  671,602
          Depreciation and amortization                                                     509,643                   60,796
                                                                                         ----------              -----------
                                                                                          9,348,205                7,355,056
                                                                                         ----------              -----------
           Operating income (loss)                                                        (691,786)                  728,157
                                                                                         ----------              -----------
 Other income (expense)
          Investment income                                                                  89,002                   44,392
          Loss from FPC Information Corp.                                                         -                (116,000)
          Minority interest in earnings of subsidiary                                      (91,000)                (124,000)
                                                                                            (1,998)                (195,608)
                                                                                         ----------              -----------
 Income (loss) before income taxes                                                        (693,784)                  532,549
 Income taxes                                                                                56,803                   76,139
                                                                                         ----------              -----------
 Net income (loss)                                                                      $ (750,587)                $ 456,410
                                                                                         ==========              ===========
 Basic income (loss) per share                                                          $     (.07)                $     .05
 Diluted income (loss) per share                                                        $     (.07)                $     .05

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                                          2000                        1999
                                                                                       -------------             --------------
                                                                                        (Unaudited)                (Unaudited)
Revenues                                                                                 $4,320,818                $ 4,692,824
                                                                                         ----------                -----------
Costs and expenses
         Cost of revenues                                                                 2,802,148                  3,712,839
         Salaries and related expenses                                                      543,284                    301,877
         Selling, general and administrative                                              1,309,804                    344,043
         Depreciation and amortization                                                      333,578                     32,810
                                                                                         ----------                -----------

                                                                                          4,988,814                  4,391,569
                                                                                         ----------                -----------

          Operating income (loss)                                                         (667,996)                    301,255
                                                                                         ----------                -----------
Other income (expense)
         Investment income                                                                   53,779                     18,878
         Loss from FPC Information Corp.                                                          -                   (49,000)
         Minority interest in earnings of subsidiary                                       (37,000)                   (53,000)
                                                                                         ----------                -----------

                                                                                             16,779                   (83,122)
                                                                                         ----------                -----------
Income (loss) before income taxes                                                         (651,217)                    218,133

Income taxes                                                                                 23,243                     34,355
                                                                                         ----------                -----------
Net income (loss)                                                                        $(674,460)                $   183,778
                                                                                        ==========                 ===========
Basic income (loss) per share                                                            $   (.06)                 $       .02
Diluted income (loss) per share                                                          $   (.06)                 $       .02

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                  Common Stock            Additional
                                            -----------------------         Paid In          Accumulated
                                              Shares      Par value         Capital            Deficit              Total
                                            ----------    ---------      ------------      ---------------    ------------
Balance, January 1, 2000                    9,928,034       $99,280        $7,945,696       $(4,551,934)        $3,493,042

Issuance of shares for acquisition of
  iMapData.com, Inc.                        1,000,000        10,000        12,990,000                 -         13,000,000

Issuance of shares upon exercise
  of warrants                                 505,000         5,050           399,950                 -            405,000

Issuance of shares for services
  rendered                                     23,880           239            62,301                 -             62,540

Net loss                                           -             -                 -          (750,587)          (750,587)
                                            ----------    ---------      ------------      ---------------    ------------

Balance, June 30, 2000                     11,456,914      $114,569       $21,397,947       $(5,302,521)       $16,209,995
                                           ==========      ========       ===========       ===========        ===========


Balance, January 1, 1999                    9,471,534       $94,715        $7,756,261       $(3,689,150)        $4,161,826

Net income                                          -             -                 -           456,410            456,410
                                           ----------      --------      ------------       -----------       ------------
Balance, June 30, 1999                      9,471,534       $94,715        $7,756,261       $(3,232,740)        $4,618,236
                                           ==========      ========       ===========       ===========        ===========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                                    2000                1999
                                                                                               --------------     ---------------
                                                                                                 (Unaudited)         (Unaudited)
Cash flows provided by (used in) operating activities:
         Net income (loss)                                                                     $   (750,587)      $      456,410
         Adjustments to reconcile to net cash provided by operating activities:
             Depreciation and amortization                                                           509,643              60,796
             Non-cash compensation                                                                    62,540                   -
             Minority interest in earnings of consolidated subsidiaries                               91,000             124,000
             Loss from FPC Information Corp.                                                               -             116,000

              Increase (decrease) in cash flows from operating activities resulting from changes in:
                  Accounts receivable                                                            (1,335,634)         (2,412,420)
                  Prepaid expenses and other current assets                                         (34,925)            (52,985)
                  Other assets                                                                      (28,898)                 224
                  Accounts payable and accrued expenses                                            1,285,006            (35,455)
                  Other current liabilities                                                          359,970                   -
                                                                                               --------------     ---------------

                Net cash provided by (used in) operating activities                                  158,115         (1,743,430)
                                                                                               --------------     ---------------
Cash flows from investing activities:
     Acquisition of equipment                                                                      (114,020)            (48,441)
     Investment in subsidiary                                                                              -           (189,890)
     Restricted cash                                                                                 500,000                   -
     Purchase of marketable securities                                                             (150,000)                   -
     Closing costs incurred in acquisition of iMapData.com, Inc.                                    (77,196)                   -
                                                                                               --------------     ---------------

                Net cash provided by (used in) investing activities                                  158,784           (238,331)
                                                                                               --------------     ---------------
Cash flows from financing activities:
     Repayment of secured promissory note                                                          (500,000)                   -
     Proceeds from exercise of warrants                                                              405,000                   -

                Net cash used in financing activities                                               (95,000)                   -
                                                                                               --------------     ---------------
Net increase (decrease) in cash                                                                      221,899         (1,981,761)

Cash and cash equivalents, beginning of period                                                     4,179,179           6,287,148
                                                                                               --------------     ---------------
Cash and cash equivalents, end of period                                                       $   4,401,078      $    4,305,387
                                                                                               =============      ==============
Supplemental disclosure of cash flow information:
         Cash paid for income taxes                                                            $      55,000      $       26,000
                                                                                               =============      ==============

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - NATURE OF BUSINESS

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Financial Performance Corporation (the "Company") at June 30, 2000 and 1999, and the results of its operations and its cash flows for the six months then ended. The results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

       The Company operates in two segments through its subsidiaries. Michaelson Kelbick Partners Inc. ("MKP"), markets merger communication services to the financial services industry and iMapData.com, Inc. ("iMapData"), which was acquired by the Company on March 3, 2000 (see Note C), and is headquartered in Washington, D.C., provides companies, governmental agencies and trade organizations with access through digital computer software to competitive marketing, economic and other data on a secure proprietary web site.

       The consolidated financial statements include the accounts of Financial Performance Corporation, its 80%-owned subsidiary, MKP and its wholly-owned subsidiary iMapData from the date of acquisition. All significant intercompany accounts and transactions have been eliminated.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2000.

NOTE C - ACQUISITION OF IMAPDATA

       On March 3, 2000, the Company acquired the stock of iMapData for $13,077,196, including closing costs of $77,196. The transaction was accounted for as a purchase business combination.

       The acquisition was made with the issuance of 1 million shares of the Company's common stock (valued at $13 million based upon the closing price of the Company's common stock at March 3, 2000).

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE C - ACQUISITION OF IMAPDATA (continued)

       The following table provides an analysis of the purchase of the iMapData acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:


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

NOTE D - SEGMENT INFORMATION

       Condensed financial information of MKP, excluding intercompany eliminations, as of June 30, 2000 and 1999 and for the six months then ended, is as follows:

                                                                       2000                                 1999
                                                                   -----------                          ------------
        Revenues                                                   $ 7,371,000                          $ 8,083,000
        Operating income                                               430,000                              650,000
        Total assets                                                 6,250,000                            6,506,000
        Total liabilities                                            1,533,000                            2,531,000

       Condensed financial information of iMapData as of June 30, 2000 and for the period March 3, 2000 (date of acquisition) to June 30, 2000 is as follows:

       Revenues                                                      $ 1,285,000
       Operating income                                                  186,000
       Total assets                                                      875,000
       Total liabilities                                                 437,000

NOTE E - SIGNIFICANT CUSTOMERS

       For the six months ended June 30, 2000, one customer of MKP accounted for approximately 83% of its revenues and two customers of iMapData accounted for approximately 51% and 21% of its revenues, respectively.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE F - WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

       On April 26, 2000 the Company issued to the Executive Vice President five year options to purchase, in the aggregate, 400,000 shares of the Company's common stock at $6.38 per share. The options are exercisable as follows: 100,000 immediately, 150,000 on April 26, 2001 and 150,000 on April 26, 2002.

NOTE G - EARNINGS (LOSS) PER SHARE INFORMATION

       The calculation of basic and diluted earnings (loss) per share for the six months and three months ended June 30, 2000 and 1999 is based upon the following:

                                                                                                 Six Months Ended June 30,
                                                                                         -------------------------------------
                                                                                            2000                      1999
                                                                                         ----------                 ----------
Net income (loss) available to common share owners                                       $(750,587)                 $ 456,410
                                                                                         ==========                 =========
Average shares outstanding (a)                                                           10,855,161                 9,471,534

Dilutive securities
  Stock options and warrants (c)                                                               -                      676,930
                                                                                         ----------                ----------
Average shares outstanding assuming dilution (b)                                         10,855,161                10,148,464
                                                                                         ==========                ==========


                                                                                  Three Months Ended June 30,
                                                                                  2000                  1999
                                                                             ---------------          ---------
Net income (loss) available to common share owners                              $(674,460)            $ 183,778
                                                                                ==========            =========
Average shares outstanding (a)                                                  11,448,954            9,471,534

Dilutive securities
  Stock options and warrants (c)                                                      -                 450,546
                                                                                ----------            ---------
Average shares outstanding assuming dilution (b)                                11,448,954            9,922,080
                                                                                ==========            =========



(a) Used to compute basic earnings (loss) per share.
(b) Used to compute diluted earnings per share.
(c) Excluded for 2000 computation were 5,483,500 warrants and options which would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

       Financial Performance Corporation (which we may also refer to as the "Company" or "FPC") is a holding company that operates through our subsidiaries. Through Michaelson Kelbick Partners Inc. (which we may also refer to as "MKP"), we provide communications consulting services to the financial services industry, particularly with respect to communications concerning mergers and other business combinations. MKP also provides marketing services, planning and communications strategies, sales promotion and direct mail services.

       Through iMapData.com, Inc. (which we may also refer to as "iMapData"), we provide companies, governmental agencies and trade organizations with access through digital computer software to competitive marketing, economic and other data on a secure proprietary website. iMapData employs a vast array of information to produce its analyses, mining and merging the data to create multi-colored, multi-layered geoeconomic analytical maps and charts. iMapData's customized databases enable clients to view submarkets unique to their industry, display information relating to competitors, customers and suppliers in a given industry, and overlay and correlate this information in simple and meaningful ways -- all in real time.

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

       In November 1999, in connection with the purchase of the Company's common stock from Robert Trump by Jeffrey Silverman and Ronald Nash, we named Messrs. Silverman and Nash as directors of the Company. On January 12, 2000, Mr. Silverman was named our Chairman and Chief Executive Officer and Mr. Nash was named our President. On August 11, 2000, the company announced that J. William Grimes, Jonathan F. Foster and Nathan Gantcher had been elected to the Company's Board of Directors.

       Revenues. During the three most recent fiscal years ended December 31, 1997, December 31, 1998 and December 31, 1999, MKP accounted for all of our consolidated revenues. Our revenues historically have been derived from a limited number of customers in the banking industry. For the six months ended June 30, 1999, one customer of MKP accounted for approximately 86% of the Company's total revenues. For the six months ended June 30, 2000, one customer of MKP accounted for approximately 83% of MKP's revenues and approximately 71% of the Company's consolidated revenues. During the same six month period ended June 30, 2000, two customers of iMapData accounted for approximately 51% and 21%, respectively, of the revenues of iMapData and approximately 11% of the Company's consolidated revenues. Accordingly, during the six months ended June 30, 2000, three customers accounted for approximately 82% of the Company's consolidated revenues. We anticipate that a substantial amount of our consolidated revenues will continue to be concentrated from a limited number of customers. As a result, our sales and operating results are subject to substantial variations in any given year and from quarter to quarter. Our sales and net income (if any) in a particular quarter may be lower than the sales and net income (if any) for the comparable quarter in the prior year. In addition, sales and net income (if any) in any particular quarter may not necessarily reflect our results of operations for the full year. The loss of, or reduction in services to, one or more significant customers is likely to materially harm our business, financial condition and results of operations.

       Subsidiaries. Our consolidated financial statements include FPC and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. During the six month period ended June 30, 1999, MKP accounted for 100% of our consolidated revenues. During the six month period ended June 30, 2000, MKP accounted for approximately 85% of our consolidated revenues and iMapData accounted for approximately 15% of our consolidated revenues.

       Condensed financial information concerning MKP, excluding intercompany eliminations, as of June 30, 2000 and 1999, and for the six months then ended, is as follows:


                                                          Six Months Ended June 30,
                                                     -----------------------------------
                                                       2000                     1999
                                                       ----                     ----
Revenues                                             $7,371,000               $8,083,000
Operating Income                                        430,000                  650,000

Total Assets                                          6,250,000                6,506,000

Total Liabilities                                     1,533,000                2,531,000


       Condensed financial information concerning iMapData as of June 30, 2000 and for the period commencing March 3, 2000 (the date of the Company's acquisition of iMapData) through June 30, 2000, is as follows:

Revenues                                $1,285,000

Operating Income                        $  186,000

Total Assets                            $  875,000

Total Liabilities                       $  437,000



       The following analysis of the financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements appearing elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

       Revenues. Total revenues decreased by $372,006 or approximately 7.9% to $4,320,818 for the three months ended June 30, 2000 from $4,692,824 for the three months ended June 30, 1999. This decrease was primarily attributable to the decrease in services provided by MKP during the three months ended June 30, 2000, which served to offset the inclusion of the revenues generated by iMapData in the Company's consolidated revenues for such period. The decrease in MKP's services during the three months ended June 30, 2000 was primarily attributable to the decreased scope of merger and other projects for which MKP was engaged during this period and to variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged during this period.

       Cost of Revenues. Cost of revenues decreased by $910,691 or approximately 24.5% to $2,802,148 for the three months ended June 30, 2000 from $3,712,839 for the three months ended June 30, 1999. This decrease was primarily attributable to decreased costs arising out of the decreased level of services provided by MKP during the three months ended June 30, 2000, which served to offset the inclusion of the cost of revenues of iMapData for the three months ended June 30, 2000 in the Company's consolidated results of operations for such period.

       Salaries and Related Expenses. Payroll expenses increased by $241,407 or approximately 80.0% to $543,284 for the three months ended June 30, 2000 from $301,877 for the three months ended June 30, 1999. This increase was attributable primarily to the recognition by the Company of additional payroll expenses for employees of the Company's fifty-percent owned subsidiary, FPC Information Corp., resulting from the Company's one-time write-off of its investment in such subsidiary during the three month period ended December 31, 1999, and to the inclusion of the payroll expenses of iMapData for the three month period ended June 30, 2000 in the Company's consolidated results of operations such period.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $965,861 or approximately 281% to $1,309,804 for the three months ended June 30, 2000 from $343,943 for the three months ended June 30, 1999. This increase was attributable principally to the inclusion of the selling, general and administrative expenses of iMapData for the three month period ended June 30, 2000 in the Company's consolidated results of operations for such period and an increase in general overhead expenses incurred by the Company during this period, including office lease expenses, professional fees, insurance costs and other administrative expenses.

       Depreciation and Amortization. Depreciation and amortization increased by $300,668 to $333,578 for the three months ended June 30, 2000 from $32,910 for the three months ended June 30, 1999. This increase was attributable to the Company's acquisition of iMapData in March 2000.

       Other Income (Expenses). Other income increased by $99,901 to $16,779 for the three months ended June 30, 2000 from other expenses of $83,122 for the three months ended June 30, 1999. This increase was primarily attributable to the elimination of continuing losses from the Company's subsidiary, FPC Information Corp., as a result of the Company's write-off of the Company's investment in such subsidiary during the three-month period ended December 31, 1999, as well as an increase in investment income earned by the Company and a decrease in the deduction attributable to the minority interest of MKP's earnings during the three-month period ended June 30, 2000.

       Operating Income (Loss). Operating income decreased by $969,251 or approximately 321.7% to an operating loss of $667,996 for the three months ended June 30, 2000 compared to operating income of $301,255 for the three months ended June 30, 1999. The decrease in operating income was attributable to the factors referred to above.

       Net Income (Loss). Net income decreased by $858,238 or approximately 467.0% to a net loss of $674,460 for the three months ended June 30, 2000 compared to net income of $183,778 for the three months ended June 30, 1999. The decrease in net income was attributable to the factors referred to above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

       Revenues. Total revenues increased by $573,206 or approximately 7.1% to $8,656,419 for the six months ended June 30, 2000 from $8,083,213 for the six months ended June 30, 1999. This increase was attributable to the inclusion of the revenues of iMapData for the period commencing March 3, 2000 through June 30, 2000 in the Company's consolidated revenues for the six months ended June 30, 2000, which served to offset the decrease in MKP's revenues for this period.

       Cost of Revenues. Cost of revenues decreased by $214,435 or approximately 3.6% to $5,755,758 for the six months ended June 30, 2000 from $5,970,193 for the six months ended June 30, 1999. This decrease was primarily attributable to decreased costs arising out of the decreased level of services provided by MKP during the six months ended June 30, 2000, which served to offset the inclusion of the cost of revenues of iMapData for the period commencing March 3, 2000 through June 30, 2000 in the Company's consolidated results of operations for the six months ended June 30, 2000.

       Salaries and Related Expenses. Payroll expenses increased by $477,873 or approximately 73.2% to $1,130,338 for the six months ended June 30, 2000 from $652,465 for the six months ended June 30, 1999. This increase was attributable primarily to the recognition by the Company of additional payroll expenses for employees of the Company's fifty-percent owned subsidiary, FPC Information Corp., resulting from the Company's one-time write-off of its investment in such subsidiary during the three month period ended December 31, 1999, and to the inclusion of the payroll expenses of iMapData for the period commencing March 3, 2000 through June 30, 2000 in the Company's consolidated results of operations for the six months ended June 30, 2000.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,280,854 or approximately 191% to $1,962,466 for the six months ended June 30, 2000 from $671,602 for the six months ended June 30, 1999. This increase was attributable principally to the inclusion of the selling, general and administrative expenses of iMapData for the period commencing March 3, 2000 through June 30, 2000 in the Company's consolidated results of operations for such period and an increase in general overhead expenses incurred by the Company during this period, including office lease expenses, professional fees, insurance costs and other administrative expenses.

       Depreciation and Amortization. Depreciation and amortization increased by $448,847 to $509,643 for the six months ended June 30, 2000 from $60,796 for the six months ended June 30, 1999. This increase was attributable to the Company's acquisition of iMapData in March 2000.

       Other Expenses. Other expenses decreased by $193,610 to $1,998 for the six months ended June 30, 2000 from $195,608 for the six months ended June 30, 1999. This decrease was primarily attributable to the elimination of continuing losses from the Company's subsidiary, FPC Information Corp., as a result of the Company's write-off of the Company's investment in such subsidiary during the three-month period ended December 31, 1999, as well as an increase in investment income earned by the Company and a decrease in the deduction attributable to the minority interest of MKP's earnings during the six month period ended June 30, 2000.

       Operating Income (Loss). Operating income decreased by $1,419,943 or approximately 195.0% to an operating loss of $691,786 for the six months ended June 30, 2000 compared to operating income of $728,157 for the six months ended June 30, 1999. The decrease in operating income was attributable to the factors referred to above.

       Net Income (Loss). Net income decreased by $1,206,997 or approximately 264.5% to a net loss of $750,587 for the six months ended June 30, 2000 compared to net income of $456,410 for the six months ended June 30, 1999. The decrease in net income was attributable to the factors referred to above.


LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 2000, we had working capital (current assets less current liabilities) of $4,146,020, stockholders' equity of $16,209,995 and a working capital ratio (current assets to current liabilities) of approximately 2.6:1, compared to working capital of $4,339,117, stockholders' equity of $4,618,236 and a working capital ratio of approximately 2.5:1 as of June 30, 1999. As of June 30, 2000 and 1999, we had cash and cash equivalents of $4,401,078 and $4,305,387, respectively. However, we conduct our operations through our subsidiaries and rely on cash payments from our subsidiaries to meet our operating requirements.

       For the six months ended June 30, 2000 net cash provided by our operating activities was $158,115, compared to net cash used in our operating activities of $1,743,430 for the six months ended June 30, 1999 . During the six months ended June 30, 2000, we generated $158,784 of net cash in investing activities, compared to $238,331 of net cash used for investing activities during the six months ended June 30, 1999. For the six months ended June 30, 2000 and June 30, 1999, net cash used in the Company's financing activities was $95,000 and $0, respectively.

       As of June 30, 2000, we had no long-term debt. On December 12, 1999, Robert S. Trump, our principal shareholder, loaned us $500,000 on a short-term basis. The loan provided for interest at the rate of 10% per year and matured on February 15, 2000. On February 15, 2000, we repaid the entire principal amount of the $500,000 loan to Mr. Trump.

       As of June 30, 2000, we had made no material capital commitments other than those related to non-cancelable operating leases for office space and equipment. For the years ended December 31, 2000, 2001, 2002, and 2003, our minimum payments in connection with these leases are approximately $920,000, $932,000, $1,066,000 and $1,066,000 per year, respectively. We expect to have sublease rental income of approximately $200,000 in each such year.

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

HOLDING COMPANY AND OPERATING SUBSIDIARIES

       We conduct our operations through our subsidiaries. We have historically relied on cash payments from MKP to, among other things, pay creditors, maintain capital and meet our operating requirements. Under MKP's shareholders' agreement, MKP is required to pay to FPC on a quarterly basis a management fee equal to 30% of MKP's pre-tax earnings. In fiscal 1999 and 1998, MKP paid FPC approximately $766,000 and $1,714,000, respectively. Regulations, legal restrictions and contractual agreements could restrict any needed payments from MKP, or in the future, other subsidiaries. If we are unable to receive cash funds from MKP, from iMapData, or from any operating subsidiaries we may acquire in the future, our operations and financial condition will be materially and adversely affected.

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


FORWARD-LOOKING STATEMENTS

       Certain statements we make in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by our use of words such as "believes," "anticipates," "may," "intends," "expects," "plans," "proposed" and words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements or industry results to be materially different from results, performance or achievements that we expressed or implied by our forward-looking statements. These factors include:

       - the continued services of Messrs. Silverman and Nash, Ms. Kelbick and Ms. Michaelson of MKP and Messrs. Lilley and DeFranco of iMapData;

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

       Certain of these factors are discussed in more detail in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, the Quarterly Report on Form 10-QSB for the three months ended March 31, 2000 and our Registration Statement on Form SB-2 dated July 16, 1999.

       Given these uncertainties, you should not place undue reliance on our forward-looking statements. We undertake no obligation to update these factors or to publicly announce the result of any revisions to any of our forward-looking statements contained in this Report to reflect events or developments after the date hereof.

                                     PART II

Item 1
through
Item 4.       Not Applicable

Item 5.       Other Information

                     On August 11, 2000, the Company announced that J. William Grimes, Jonathan F. Foster and Nathan Gantcher had been elected to the Comparny's Board of Directors.

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits

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

                     10.12 Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to the Company's Annual Quarterly on Form10-QSB for the fiscal quarter ended September 30, 1998).

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

                     10.23 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 30, 1999).

                     10.24 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 30, 1999).

                     10.25 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 30, 1999).

                     10.26 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 30, 1999).

                     10.27 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed November 30, 1999).

                     10.28 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed November 30, 1999).

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

                     10.36 Secured Promissory Note dated December 15, 1999, of the Company in the principal amount of $500,000 in favor of Robert S. Trump (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                     10.37 Security Agreement dated December 15, 1999 between the Company and Robert S. Trump (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                     10.38 Amendment dated as of January 10, 2000 to Executive Employment Agreement of William F. Finley (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                            1999).

                     10.39 Option Agreement dated as of January 12, 2000 between the Company and Jeffrey Silverman (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
                            1999).

                     10.40 Option Agreement dated as of January 12, 2000 between the

                            Company and Ronald Nash (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

                     10.41 Agreement and Plan of Merger dated February 23, 2000 between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence
                            J. DeFranco (incorporated by reference to Exhibit
                            10.17 to the Company's Current Report on Form 8-K filed February 24, 2000).

                     10.42 Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 100,000 shares of common stock; Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment Agreement dated April 25, 2000 between the Company and Edward T. Stolarski. (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB for the three months ended March 31, 2000)

                     16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed January 24, 2000.)


                     27.1   Financial Data Schedule

                     (b)    Reports on Form 8-K

                     None

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 14, 2000



                                FINANCIAL PERFORMANCE CORPORATION



                                By: /s/ Jeffrey S. Silverman
                                   ------------------------------
                                   Jeffrey S. Silverman,
                                   Chief Executive Officer



                                By: /s/ William F. Finley
                                   ------------------------------
                                   William F. Finley,
                                   Chief Financial Officer