Form 10QSB
period 2000-09-30
FINANCIAL PERFORMANCE CORP
filed 2000-11-13
CIK 798600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                         Commission File Number 0-16530

             -------------------------------------------------------

                        FINANCIAL PERFORMANCE CORPORATION

             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                        13-3236325
---------------------------------                   ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                   777 Third Avenue, New York, New York 10017
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 446-0246

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]            NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at October 26, 2000
---------------------------------               -------------------------------
          Common Stock                                  11,458,140 Shares


Transactional Small Business Disclosure Format (check one):    YES  [ ]  NO [X]

                        Financial Performance Corporation
 Report on Form 10-QSB for the Three Months ended September 30, 2000 (Unaudited)



                                TABLE OF CONTENTS

Part I                                                                           Page
                                                                                 ----
      Item 1. Financial Statements (Unaudited) ..............................      1

              Consolidated Balance Sheets
                 September 30, 2000 and
                 December 31, 1999 ..........................................      2

              Consolidated Statements of Operations
                For the Nine Months and Three Months Ended
                September 30, 2000 and September 30, 1999 ...................      3

              Consolidated Statements of Changes in Stockholders' Equity
                for the Nine Months Ended September 30,2000 .................      4

              Consolidated Statements of Cash Flows
                for the Nine Months Ended
                September 30, 2000 and September 30, 1999 ...................      5

              Notes to Consolidated Financial Statements ....................      6

      Item 2. Management's Discussion and Analysis or Plan of Operation .....      9

Part II

      Item 5. Other Information .............................................     16

      Item 6. Exhibits and Reports on Form 8-K ..............................     16

                                     PART I


Item 1. Financial Statements

     The financial statements of Financial Performance Corporation (the "Company") begin on page 2.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,    December 31,
                                                          2000          1999
                                                    -------------    ------------
                                                     (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                      $  3,559,069    $  4,179,179
     Restricted cash                                        --           500,000
     Short-term investments                              289,000         485,000
     Marketable securities                               150,000            --
     Accounts receivable                               1,274,676          24,843
     Prepaid expenses and other current assets           236,885         321,003
                                                    ------------    ------------
          Total current assets                         5,509,630       5,510,025

Property and equipment, net of accumulated               484,466         219,571
 depreciation
Goodwill, net of accumulated amortization             12,332,203            --
Other assets                                             285,374         280,779
                                                    ------------    ------------
                                                    $ 18,611,673    $  6,010,375
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses           $  1,603,378    $    988,287
    Other current liabilities                            535,969            --
    Secured promissory note due stockholder                 --           500,000
                                                    ------------    ------------
          Total current liabilities                    2,139,347       1,488,287
                                                    ------------    ------------
Minority interest in consolidated subsidiary           1,124,046       1,029,046
                                                    ------------    ------------

Stockholders' equity
      Common stock - authorized 50,000,000
        shares of $.01 par value per share:
        issued and outstanding 11,458,140 as of
        September 30, 2000 and 9,928,034 as of
        December 31, 1999                                114,581          99,280

      Additional paid in capital                      21,404,128       7,945,696
      Accumulated (deficit)                           (6,170,429)     (4,551,934)
                                                    ------------    ------------
          Total stockholders' equity                  15,348,280       3,493,042
                                                    ------------    ------------
                                                    $ 18,611,673    $  6,010,375
                                                    ============    ============

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Nine Months Ended              Three Months Ended
                                                     September 30,                   September 30,
                                                  2000           1999            2000            1999
                                                  ----           ----            ----            ----
Revenues                                    $ 10,962,633    $ 11,294,200    $  2,306,214    $  3,210,987
                                            ------------    ------------    ------------    ------------

Costs and expenses
      Cost of revenues                         7,428,188       8,282,916       1,672,430       2,312,723
      Salaries and related expenses            1,546,332         928,127         415,994         275,662
      Selling, general and administrative      2,737,462       1,063,254         784,996         391,652
      Depreciation and amortization              840,866          92,043         331,223          31,247
                                            ------------    ------------    ------------    ------------
                                              12,552,848      10,366,340       3,204,643       3,011,284
                                            ------------    ------------    ------------    ------------

          Operating income (loss)             (1,590,215)        927,860        (898,429)        199,703
                                            ------------    ------------    ------------    ------------

Other income (expenses)
      Investment income                          126,085          73,095          37,083          28,703
      Loss from FPC Information Corp.               --          (166,000)           --           (50,000)
      Minority interest in earnings
       of subsidiary                             (95,000)       (173,000)         (4,000)        (49,000)
                                            ------------    ------------    ------------    ------------

                                                  31,085        (265,905)         33,083         (70,297)
                                            ------------    ------------    ------------    ------------
Income (loss) before income taxes             (1,559,130)        661,955        (865,346)        129,406

Income taxes                                      59,365         106,814           2,562          30,675
                                            ------------    ------------    ------------    ------------

Net income (loss)                           $ (1,618,495)   $    555,141    $   (867,908)   $     98,731
                                            ============    ============    ============    ============
      Basic income (loss) per share         $      (0.15)   $       0.06    $      (0.08)   $       0.01
      Diluted income (loss) per share              (0.15)           0.06           (0.08)           0.01

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                      Common Stock            Additional
                                   ---------------------        Paid In
                                   Shares      Par Value        Capital        Deficit         Total
                                   ------      ---------        -------        -------         -----
Balance, January 1, 2000         9,928,034   $     99,280   $  7,945,696   $ (4,551,934)   $  3,493,042

Issuance of shares for
  acquisition of
  iMapdata.com, Inc.             1,000,000         10,000     12,990,000           --        13,000,000

Issuance of shares upon
  exercise of warrants             505,000          5,050        399,950           --           405,000

Issuance of shares for
  services rendered                 25,106            251         68,482           --            68,733

Net loss                              --             --             --       (1,618,495)     (1,618,495)
                                ----------   ------------   ------------   ------------    ------------
Balance, September 30, 2000     11,458,140   $    114,581   $ 21,404,128   $ (6,170,429)   $ 15,348,280
                                 =========   ============   ============   ============    ============

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                  2000           1999
                                                               -----------   -----------
                                                               (Unaudited)   (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                       $(1,618,495)   $   555,141
      Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
          Depreciation and amortization                           840,866         92,043
          Non-cash compensation                                    68,733           --
          Minority interest in earnings of consolidated
           subsidiary                                              95,000        173,000
          Loss from FPC Information Corp.                             --          166,000
          Increase (decrease) in cash flows from
            operating activities resulting from changes in:
             Accounts receivable                                 (938,853)    (1,838,141)
             Prepaid expenses and other current assets           (159,146)       (42,034)
             Other assets                                         (22,852)        (3,667)
             Accounts payable and accrued expenses                608,791       (900,196)
             Other current liabilities                            417,778           --
                                                              -----------    -----------
              Net cash used in operating activities              (708,178)    (1,797,854)
                                                              -----------    -----------

Cash flows from investing activities:
     Acquisition of property and equipment                       (285,736)       (84,486)
     Investment in subsidiary                                        --         (271,890)
     Restricted cash                                              500,000           --
     Short-term investments                                       196,000           --
     Purchase of marketable securities                           (150,000)          --
     Closing costs incurred in acquisition of
        iMapData.com, Inc.                                        (77,196)          --
                                                              -----------    -----------

              Net cash provided by (used in) investing
                activities                                        183,068       (356,376)
                                                              -----------    -----------

Cash flows from financing activities:
   Repayment of secured promissory note                          (500,000)          --
   Proceeds from exercise of warrants                             405,000           --
                                                              -----------    -----------

              Net cash used in financing activities               (95,000)          --
                                                              -----------    -----------

Net increase (decrease) in cash                                  (620,110)    (2,154,230)
Cash and cash equivalents, beginning of period                  4,179,179      6,287,148
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $ 3,559,069    $ 4,132,918
                                                              ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                  $    55,000    $    26,000
                                                              ===========    ===========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - NATURE OF BUSINESS

   In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Financial Performance Corporation (the "Company") at September 30, 2000, and the results of its operations and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

   The Company operates in two segments through its subsidiaries. Michaelson Kelbick Partners Inc. ("MKP"), markets merger communication services to the financial services industry and iMapData.com, Inc. ("iMapData"), which was acquired by the Company on March 3, 2000 (see Note C), and is headquartered in Washington D.C., provides companies, governmental agencies and trade organizations with access through digital computer software to competitive marketing, economic and other data on a secure proprietary web site.

   The consolidated financial statements include the accounts of Financial Performance Corporation, its 80%-owned subsidiary, MKP, and its wholly-owned subsidiary, iMapData, from the date of acquisition. All significant intercompany accounts and transactions have been eliminated.


NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2000.


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

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE C - ACQUISITION OF IMAPDATA (continued)

     The following table provides an analysis of the purchase of iMapData. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill calculated as follows:

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


NOTE D - SEGMENT INFORMATION

   Condensed financial information of MKP, excluding intercompany eliminations, as of September 30, 2000 and 1999 and for the nine months then ended, is as follows:

                                                        2000           1999
                                                        ----           ----
           Revenues                                 $9,258,000     $11,294,000
           Operating income                            415,000         899,000
           Total assets                              5,625,000       5,893,000
           Total liabilities                           888,000       1,673,000


   Condensed financial information of iMapData as of September 30, 2000 and for the period March 3, 2000 (date of acquisition) to September 30, 2000 is as follows:

           Revenues                                 $1,704,000
           Operating income                             81,000
           Total assets                                847,000
           Total liabilities                           514,000


NOTE E - SIGNIFICANT CUSTOMERS

   For the nine months ended September 30, 2000, two customers of MKP accounted for approximately 80% of its revenues and four customers of iMapData accounted for approximately 81% of its revenues.

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


NOTE G - EARNINGS (LOSS) PER SHARE INFORMATION

   The calculation of basic and diluted earnings (loss) per share for the nine months and three months ended September 30, 2000 and 1999 is based upon the following:

                                                  Nine Months Ended September, 30
                                                  -------------------------------
                                                        2000            1999
                                                    ------------    ------------
Net income (loss) available to common shares
  owners                                            $ (1,618,495)   $    555,141
                                                    ============    ============

Average shares outstanding (a)                        11,056,120       9,471,534

Dilutive securities
  Stock options and warrants (c)                            --           451,286
                                                    ------------    ------------
Average shares outstanding assuming dilution (b)      11,056,120       9,922,820
                                                    ============    ============



                                                  Three Months Ended September 30,
                                                  --------------------------------
                                                         2000            1999
                                                    ------------    ------------
Net income (loss) available to common share
  owners                                            $   (867,908)   $     98,731
                                                    ============    ============

Average shares outstanding (a)                        11,458,040       9,471,534

Dilutive securities
  Stock options and warrants (c)                            --           451,286
                                                    ------------    ------------

Average shares outstanding assuming dilution (b)      11,458,040       9,922,820
                                                    ============    ============


(a) Used to compute basic earnings (loss) per share.
(b) Used to compute diluted earnings per share.
(c) Excluded for 2000 computation were 5,483,500 warrants and options which would antidilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation

OVERVIEW

      Financial Performance Corporation (which we may also refer to as the "Company" or "FPC") is a holding company we operate through our subsidiaries. Through Michaelson Kelbick Partners Inc. (which we may also refer to as "MKP"), we provide communications consulting services to the financial services industry, particularly with respect to communications concerning mergers and other business combinations. MKP also provides marketing services, planning and communications strategies, sales promotion and direct mail services.

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

      In November 1999, in connection with the purchase of the Company's common stock from Robert Trump by Jeffrey Silverman and Ronald Nash, we named Messrs. Silverman and Nash as directors of the Company. On January 12, 2000, Mr. Silverman was named our Chairman and Chief Executive Officer and Mr. Nash was named our President. On August 11, 2000, J. William Grimes, Jonathan F. Foster and Nathan Gantcher were elected to the Company's Board of Directors, and on September 30, 2000, the date of expiration of William Finley's employment agreement with the Company, Mr. Finley resigned as an officer and director of the Company.

      Revenues. During the three most recent fiscal years ended December 31, 1997, December 31, 1998 and December 31, 1999, MKP accounted for all of our consolidated revenues. Our revenues historically have been derived from a limited number of customers in the banking industry. For the nine months ended September 30, 2000, two customers of MKP accounted for approximately 80% of MKP's revenues and approximately 68% of the Company's consolidated revenues. During the same nine month period ended September 30, 2000, four customers of iMapData accounted for approximately 81% of the revenues of iMapData and approximately 13% of the Company's consolidated revenues. Accordingly, during the nine months ended September 30, 2000, six customers accounted for approximately 81% of the Company's consolidated revenues. We anticipate that a substantial amount of our consolidated revenues will continue to be concentrated from a limited number of customers. As a result, our sales and operating results are subject to substantial variations in any given year and from quarter to quarter. Our sales and net income (if any) in a particular quarter may be lower than the sales and net income (if any) for the comparable quarter in the prior year. In addition, sales and net income (if any) in any particular quarter may not necessarily reflect our results of operations for the full year. The loss of, or reduction in services to, one or more significant customers is likely to materially harm our business, financial condition and results of operations.

      Subsidiaries. Our consolidated financial statements include FPC and our subsidiaries. All significant intercompany accounts and transactions have been eliminated. During the nine month period ended September 30, 1999, MKP accounted for 100% of our consolidated revenues. During the nine month period ended September 30, 2000, MKP accounted for approximately 84% of our consolidated revenues and iMapData accounted for approximately 16% of our consolidated revenues.

      Condensed financial information concerning MKP, excluding intercompany eliminations, as of September 30, 2000 and 1999, and for the nine months then ended, is as follows:

                                           Nine Months Ended September 30,
                                           -------------------------------
                                              2000             1999
                                              ----             ----
          Revenues                         $9,258,000      $11,294,000
          Operating Income                  $ 415,000        $ 899,000
          Total Assets                     $5,625,000       $5,893,000
          Total Liabilities                 $ 888,000       $1,673,000


      Condensed financial information concerning iMapData as of September 30, 2000 and for the period commencing March 3, 2000 (the date of the Company's acquisition of iMapData) through September 30, 2000, is as follows:

          Revenues                         $1,704,000
          Operating Income                 $   81,000
          Total Assets                     $  847,000
          Total Liabilities                $  514,000



      The following analysis of the financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements appearing elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Revenues. Total revenues decreased by $904,773 or approximately 28.2% to $2,306,214 for the three months ended September 30, 2000 from $3,210,987 for the three months ended September 30, 1999. This decrease was primarily attributable to the decrease in services provided by MKP during the three months ended September 30, 2000, which served to offset the inclusion of the revenues generated by iMapData in the Company's consolidated revenues for such period. The decrease in MKP's services during the three months ended September 30, 2000 was primarily attributable to the decreased scope of merger and other projects for which MKP was engaged during this period and to variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged during this period.

      Cost of Revenues. Cost of revenues decreased by $640,293 or approximately 27.7% to $1,672,430 for the three months ended September 30, 2000 from $2,312,723 for the three months ended September 30, 1999. This decrease was primarily attributable to decreased costs arising out of the decreased level of services provided by MKP during the three months ended September 30, 2000, which served to offset the inclusion of the cost of revenues of iMapData for the three months ended September 30, 2000 in the Company's consolidated results of operations for such period.

      Salaries and Related Expenses. Payroll expenses increased by $140,332 or approximately 50.9% to $415,994 for the three months ended September 30, 2000 from $275,662 for the three months ended September 30, 1999. This increase was attributable primarily to the recognition by the Company of additional payroll expenses for employees of the Company's fifty-percent owned subsidiary, FPC Information Corp., resulting from the Company's write-off of its investment in such subsidiary during the three month period ended December 31, 1999, and to the inclusion of the payroll expenses of iMapData for the three month period ended September 30, 2000 in the Company's consolidated results of operations for such period.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $393,344 or approximately 100.4% to $784,996 for the three months ended September 30, 2000 from $391,652 for the three months ended September 30, 1999. This increase was attributable principally to the inclusion of the selling, general and administrative expenses of iMapData for the three month period ended September 30, 2000 in the Company's consolidated results of operations for such period and an increase in general overhead expenses incurred by the Company during this period, including office lease expenses, professional fees, insurance costs and other administrative expenses.

      Depreciation and Amortization. Depreciation and amortization increased by $299,976 or approximately 960.0% to $331,223 for the three months ended September 30, 2000 from $31,247 for the three months ended September 30, 1999. This increase was attributable to amortization of goodwill arising from the Company's acquisition of iMapData in March 2000.

      Other Income (Expenses). Other income increased by $103,380 to $33,083 for the three months ended September 30, 2000 from other expenses of $70,297 for the three months ended September 30, 1999. This increase was attributable to the elimination of continuing losses from the Company's subsidiary, FPC Information Corp., as a result of the Company's write-off of the Company's investment in such subsidiary during the three-month period ended December 31,

1999, as well as an increase in investment income earned by the Company and a decrease in the deduction attributable to the minority interest in MKP's earnings during the three-month period ended September 30, 2000.

      Operating Income (Loss). Operating income decreased by $1,098,132 or approximately 549.9% to an operating loss of $898,429 for the three months ended September 30, 2000 compared to operating income of $199,703 for the three months ended September 30, 1999. The decrease in operating income was attributable to the factors referred to above.

      Net Income (Loss). Net income decreased by $966,639 or approximately 979.1% to a net loss of $867,908 for the three months ended September 30, 2000 compared to net income of $98,731 for the three months ended September 30, 1999. The decrease in net income was attributable to the factors referred to above.



NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      Revenues. Total revenues decreased by $331,567 or approximately 2.9% to $10,962,633 for the nine months ended September 30, 2000 from $11,294,200 for the nine months ended September 30, 1999. This decrease was attributable to the decrease in MKP's revenues for this period, which served to offset the inclusion of the revenues of iMapData for the period commencing March 3, 2000 through September 30, 2000 in the Company's consolidated revenues for the nine months ended September 30, 2000. The decrease in MKP's revenues during the nine months ended September 30, 2000 was primarily attributable to the decrease in services provided by MKP during this period, which in turn was primarily attributable to the decreased scope of merger and other projects for which MKP was engaged during this period and to variations arising from the nature of MKP's business, based upon the different stages of merger communications projects for which MKP was engaged during this period.

      Cost of Revenues. Cost of revenues decreased by $854,728 or approximately 10.3% to $7,428,188 for the nine months ended September 30, 2000 from $8,282,916 for the nine months ended September 30, 1999. This decrease was primarily attributable to decreased costs arising out of the decreased level of services provided by MKP during the nine months ended September 30, 2000, which served to offset the inclusion of the cost of revenues of iMapData for the period commencing March 3, 2000 through September 30, 2000 in the Company's consolidated results of operations for the nine months ended September 30, 2000.

      Salaries and Related Expenses. Payroll expenses increased by $618,205 or approximately 66.6% to $1,546,332 for the nine months ended September 30, 2000 from $928,127 for the nine months ended September 30, 1999. This increase was attributable primarily to the recognition by the Company of additional payroll expenses for employees of the Company's fifty-percent owned subsidiary, FPC Information Corp., resulting from the Company's write-off of its investment in such subsidiary during the three month period ended December 31, 1999, and to the inclusion of the payroll expenses of iMapData for the period commencing March 3, 2000 through September 30, 2000 in the Company's consolidated results of operations for the nine months ended September 30, 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,674,208 or approximately 157.5% to $2,737,462 for the nine months ended September 30, 2000 from $1,063,254 for the nine months ended September 30, 1999. This increase was attributable principally to the inclusion of the selling, general and administrative expenses of iMapData for the period commencing March 3, 2000 through September 30, 2000 in the Company's consolidated results of operations for the nine months ended September 30, 2000 and an increase in general overhead expenses incurred by the Company during this period, including office lease expenses, professional fees, insurance costs and other administrative expenses.

      Depreciation and Amortization. Depreciation and amortization increased by $748,823 or approximately 813.6%, to $840,866 for the nine months ended September 30, 2000 from $92,043 for the nine months ended September 30, 1999. This increase was attributable to amortization of goodwill arising from the Company's acquisition of iMapData in March 2000.

      Other Income (Expenses). Other income increased by $296,990 to $31,085 for the nine months ended September 30, 2000 from other expenses of $265,905 for the nine months ended September 30, 1999. This increase was attributable to the elimination of continuing losses from the Company's subsidiary, FPC Information Corp., as a result of the Company's write-off of the Company's investment in such subsidiary during the three-month period ended December 31, 1999, as well as an increase in investment income earned by the Company and a decrease in the deduction attributable to the minority interest in MKP's earnings during the nine month period ended September 30, 2000.

      Operating Income (Loss). Operating income decreased by $2,518,075 or approximately 271.4% to an operating loss of $1,590,215 for the nine months ended September 30, 2000 compared to operating income of $927,860 for the nine months ended September 30, 1999. The decrease in operating income was attributable to the factors referred to above.

      Net Income (Loss). Net income decreased by $2,173,636 or approximately 391.5% to a net loss of $1,618,495 for the nine months ended September 30, 2000 compared to net income of $555,141 for the nine months ended September 30, 1999. The decrease in net income was attributable to the factors referred to above.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, we had working capital (current assets less current liabilities) of $3,370,283, stockholders' equity of $15,348,280 and a working capital ratio (current assets to current liabilities) of approximately 2.6:1, compared to working capital of $4,021,738, stockholders' equity of $3,493,042 and a working capital ratio of approximately 3.7:1 as of December 31, 1999. As of September 30, 2000, we had cash and cash equivalents of $3,559,069, compared to cash and cash equivalents of $4,179,179 as of December 31, 1999, respectively. However, we conduct our operations through our subsidiaries and rely on cash payments from our subsidiaries to meet our operating requirements.

      For the nine months ended September 30, 2000, net cash used in our operating activities was $708,178, compared to net cash used in our operating activities of $1,797,854 for the nine months ended September 30, 1999 . During the nine months ended September 30, 2000, cash provided by investing activities was $183,068, compared to $356,376 of net cash used for investing activities during the nine months ended September 30, 1999. For the nine months ended September 30, 2000 and September 30, 1999, net cash used in the Company's financing activities was $95,000 and $0, respectively.

      As of September 30, 2000, we had no long-term debt. On December 12, 1999, Robert S. Trump, our principal shareholder, loaned us $500,000 on a short-term basis. The loan provided for interest at the rate of 10% per year and matured on February 15, 2000. On February 15, 2000, we repaid the entire principal amount of the $500,000 loan to Mr. Trump.

      As of September 30, 2000, we had made no material capital commitments other than those related to non-cancelable operating leases for office space and equipment. For the years ended December 31, 2000, 2001, 2002, and 2003, our minimum payments in connection with these leases are approximately $920,000, $932,000, $1,066,000 and $1,066,000 per year, respectively. We expect to have sublease rental income of approximately $200,000 in each such year.

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

     Certain of these factors are discussed in more detail in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, the Quarterly Report on Form 10-QSB for the three months ended March 31, 2000, the Quarterly Report on Form 10-QSB for the three months ended June 30, 2000 and our Registration Statement on Form SB-2 dated July 16, 1999.

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

                     None.

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

            10.36    Secured Promissory Note dated December 15, 1999, of the
                     Company in the principal amount of $500,000 in favor of Robert S. Trump (incorporated by reference to the Company's
                     Annual Report on Form 10-KSB for the year ended December
                     31, 1999).

            10.37    Security Agreement dated December 15, 1999 between the
                     Company and Robert S. Trump (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

            10.38    Amendment dated as of January 10, 2000 to Executive
                     Employment Agreement of William F. Finley (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

            10.39    Option Agreement dated as of January 12, 2000 between the
                     Company and Jeffrey Silverman (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

            10.40    Option Agreement dated as of January 12, 2000 between the
                     Company and Ronald Nash (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
                     December 31, 1999).

            10.41 Agreement and Plan of Merger dated February 23, 2000 between the Company, FPC Acquisition Corp., iMapData.com,
                     Inc., William Lilley III and Laurence J. DeFranco
                     (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24,
                     2000).

            10.42 Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 100,000 shares of common stock; Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment
                     Agreement dated April 25, 2000 between the Company and
                     Edward T. Stolarski (incorporated by reference to Exhibit
                     10.5 to the Company's Report on Form 10-QSB for the three months ended March 31, 2000).

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



Dated: November 13, 2000


                                           FINANCIAL PERFORMANCE CORPORATION


                                           By: /s/ Jeffrey S. Silverman
                                               -----------------------------
                                                   Jeffrey S. Silverman,
                                                   Chief Executive Officer


                                           By: /s/ Edward T. Stolarski
                                               -----------------------------
                                                   Edward T. Stolarski,
                                                   Chief Financial Officer