Form 10KSB
period 2000-12-31
FINANCIAL PERFORMANCE CORP
filed 2001-04-02
CIK 798600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16530


                        FINANCIAL PERFORMANCE CORPORATION
                 (Name of small business issuer in its charter)

           NEW YORK                                           13-3236325
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                                777 THIRD AVENUE
                            NEW YORK, NEW YORK 10017
          (Address of principal executive offices, including zip code)

                                 (212) 446-0200
                (Issuer's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                                 Title of Class
                                  Common Stock
                            par value $.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         Yes   X           No
             -------           ------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $11,957,000.

         On March 2, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's common stock on said date, was $11,948,477. As of March 30, 2001, there were issued and outstanding 13,063,640 shares of the registrant's Common Stock.

         Documents Incorporated By Reference:   None.

         Transitional Small Business Disclosure Format (check one).
         Yes                  No   X
             ------              -----

                                TABLE OF CONTENTS


                                     PART I

Item 1.       Description of Business ..........................................     1

Item 2.       Description of Property...........................................     5

Item 3.       Legal Proceedings.................................................     5

Item 4.       Submission of Matters to a Vote of Security Holdings..............     5


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..........     6

Item 6.       Management's Discussion and Analysis or Plan of Operation.........     8

Item 7.       Financial Statements and Supplementary Data.......................    13

Item 8.       Changes In and Disagreements with Accountants on Accounting
              and Financial Disclosure..........................................    13


                                     PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.................    14

Item 10.      Executive Compensation............................................    17

Item 11.      Security Ownership of Certain Beneficial Owners and Management....    22

Item 12.      Certain Relationships and Related Transactions....................    24

Item 13.      Exhibits and Reports on Form 8-K..................................    27

              Index to Consolidated Financial Statements........................   F-1

                                      PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

         Financial Performance Corporation, a New York corporation (together with its subsidiaries, the "Company" or "FPC"), provides financial services firms with merchandising, branch planning and design, and creative services through its wholly-owned subsidiary, Willey Brothers, Inc. ("Willey Brothers"), and online database solutions with access to market and economic data in user-friendly mapped formats via digital computer software through its majority-owned subsidiary, iMapData.com, Inc. ("iMapData"). Prior to January 16, 2001, the Company provided communications consulting services to the financial services industry, particularly with respect to mergers and other business combinations, through its 80%-owned subsidiary, Michaelson Kelbick Partners Inc. ("MKP"). We were incorporated in New York in August 1984.

         In January 2001 we acquired 100% of the shares of common stock of Willey Brothers and disposed of our 80% ownership interest in MKP. In March 2000 we acquired 100% of the shares of common stock of iMapData. In February 2001 an investor group contributed $3 million to iMapData in the form of an equity investment in exchange for a minority position in iMapData. The Company continues to seek acquisitions or other business transactions to expand its existing businesses and to explore other growth opportunities. We may fund such acquisitions or other transactions through the issuance of equity, with cash, through other forms of compensation and incentives, or with any combination of the foregoing. If we identify an appropriate acquisition candidate or other business transaction, we may need to seek additional financing.

WILLEY BROTHERS

         Willey Brothers provides services and products to the financial services industry (consisting of both banks and non-bank financial services companies) and other service retailers, including strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs. Willey Brothers was founded in 1983 and was privately held by James M. Willey and Thomas P. Willey until January 16, 2001, when we purchased 100% of its common stock. Each of James M. Willey and Thomas P. Willey have entered into five-year employment agreements with Willey Brothers pursuant to which they will continue in their capacities as Co-Chief Executive Officers of Willey Brothers.

         Willey Brothers offers services and products, as follows:

         STRATEGIC DEVELOPMENT AND IMPLEMENTATION

         Corporate Reconnaissance and Demographic Analysis. Through interviews and discussions with a particular client, a Willey Brothers team, generally consisting of representatives from the company's merchandising, branch planning and design, and creative services divisions, as more fully set forth below (together, a "Team"), works with such client to understand its history of retail development, current sales, culture, customer base and goals.

         Concept Development/Branding and Retail Positioning. The Team then develops a singular thematic concept that seeks to embody the character of the client's brand and works with the client to establish a retail positioning strategy.

         Network Analysis/Site Analysis/Branch Typing. During the process, the Team documents the client's current retail network. The analysis covers on-site audits of branch locations for fitness, media and communications availability and demographic studies. Branch typing helps to determine what type of retail delivery vehicle should be distributed to specific areas of the marketplace. Through the wide range of services offered by Willey Brothers, its clients are able to establish priorities for their branded delivery network.

         Implementation Planning. On a cross-functional basis, Willey Brothers provides planning and support for a variety of projects, ranging from reconfigurations of a small number of local branches to large-scale, national rollout programs. Support facilities are located in Rochester, New Hampshire, Oak Park, Illinois (a suburb of Chicago), Roswell, Georgia (a suburb of Atlanta) and Phoenix, Arizona.

         Program Management/Project Management/Site Supervision. Willey Brothers utilizes technology to assist in project supervision. Project supervisors communicate with clients through project-specific web sites created for sharing up-to-date information on all aspects of a project's implementation. Accordingly, regardless of location, the Team is "onsite" to assure proper implementation of project details and adherence to timetables. As set forth below, Willey Brothers provides all required production documentation for new creative merchandising, engineering documentation for displays, fixtures and signage and, if required, construction documents for facility designs.

         MERCHANDISING

         The merchandising division of Willey Brothers provides turnkey merchandising solutions to financial service providers. Willey Brothers develops systems of fixtures and signage that seek to maximize the efficiency of communication of the merchandising message to the in-store customer. Products sold include, but are not limited to, brochure displays, kiosks, regulatory displays, interest rate boards and directional signs that are located throughout a branch office. Merchandising and display systems are the delivery vehicles for the company's point-of-sale and branding communications and are designed to be adapted to a wide variety of branches.

         After a branch analysis is completed by a Team, a Willey Brothers in-house design team creates initial computer-based digital maps of a client's branches showing the branch floor plan and the location of each merchandising component, based upon customer traffic patterns and sight lines. After the designs are approved, Willey Brothers's in-house engineering staff creates the mechanical drawings required by outside manufacturing sources. When completed, Willey Brothers installs each product in all designated branches.

         BRANCH PLANNING AND DESIGN

         The branch planning and design division of Willey Brothers provides a single-source for clients in the design and buildout of a financial services branch. Such architectural and interior design services are provided in coordination with its other services. After assembling a multi-disciplinary project team, the company assembles market research defining the client's customer base, their buying habits and the traffic patterns inside a representative sample of facilities. With the help of a branch fitness analysis, Willey Brothers develops a branch-typing matrix that shows what a model branch should contain to maximize its effectiveness and profitability. Willey Brothers's in-house design team then creates a design template that translates the attributes of the "model" branch into a master store design. Retail locations are designed to support the brand, maximize the impact of point-of-sales communications, and connect with the customer through the appropriate brand experience. Included in the master design is the branch floor plan and the layout identifying the location and type of millwork and merchandise. Once a design has been approved, Willey Brothers supervises the project to ensure the integrity of the design and that budgets and schedules are met. Through the years, Willey Brothers has developed a significant database of designs, floor plans and merchandising layouts.

         CREATIVE SERVICES

         The creative services division of Willey Brothers provides turnkey point-of-sales communications and marketing solutions. Branding strategies developed by a Team are translated into a written, verbal, and physical message that is refined and promoted to a targeted market through in-store communications vehicles, including point-of-sale communications, marketing materials and advertising campaigns. All of these elements are meant to embrace a coordinated merchandising message. Willey Brothers designs posters, brochures, and videos, then outsources production to third party vendors, while overseeing all facets of production of the products. Through its delivery system, Willey Brothers is able to timely deliver the designated point-of-purchase materials, with the required quantities, within budget.

         Willey Brothers's revenue historically has been derived from businesses in the financial services markets, primarily, but not exclusively, banking organizations. It's targeted markets and a sample of clients are as follows:

         Tier One Banks - commercial banking organizations, bank holding companies and thrifts with more than one hundred branch locations, including, for example, AmSouth, Fleet Bank and Wells Fargo;

         Community Banks - banking organizations, bank holding companies, thrifts and credit unions with fewer than one hundred branches, including, for example, Bank of Walpole, Metrowest Bank and Southwest Bank of Texas;

         Non-bank financial services companies - companies providing financial services products to consumers and businesses that are not licensed as banks. These organizations are primarily brokerage houses, mutual fund companies, asset management companies, insurance and mortgage companies and tax services companies, including, for example, H&R Block and TD Waterhouse; and

         Other - all other retailers and service retailers, including, for example, Detroit Edision and South Carolina Electric and Gas.

         Willey Brothers outsources all manufacturing, fabrication and construction services from a variety of suppliers throughout the United States; it does not own or operate manufacturing facilities. Most outsourcing is project specific based upon location and the nature of the products and services provided. Management believes that many alternate manufacturing, fabrication and construction sources exist. However, the inability of current sources to satisfy the company's requirements or the loss of certain sources could have a material adverse effect on the company. While Willey Brothers has long standing relationships with many of its suppliers and believes its relations to be good, it does not have long-term commitments.

         Total revenues of Willey Brothers for the year 2000 were $43,850,317. Assuming, on a pro forma basis, the disposition of MKP and the acquisitions of Willey Brothers and iMapData as of January 1, 2000, Willey Brothers would have accounted for approximately 95% of the revenues of the Company for the year ended December 31, 2000. We anticipate that for fiscal year 2001 a substantial portion of the revenues of Willey Brothers, and therefore, of our consolidated revenues, will be concentrated from a limited number of customers. Accordingly, our sales and operating results are subject to substantial variations in any given year and from quarter to quarter. In addition, sales and net income (if any) in any particular quarter may not necessarily reflect our results of operations for the full year. The loss of, or reduction in services to, one or more significant customers could have a material adverse effect on the Company.


IMAPDATA

         iMapData provides online database solutions to its customers by overlaying customized database information on its interactive, password-protected website. It assembles, refines and correlates a vast array of business, economic, demographic, political and geographic information for application through proprietary digital computer mapping and charting software. iMapData displays the information on its website in digital map pictures and charts. Using the website, customers are able to access and analyze large amounts of data and generate customized multi-colored, multi-layered, geo-economic analytical maps and charts. iMapData's platforms and applications simplify the delivery and use, and minimize the expense, of developing high-quality geographic information systems ("GIS"), which would otherwise involve complex GIS applications, expensive hardware, database acquisition and extensive training.

         Since 1988, iMapData and its predecessor entities have provided sophisticated geo-economic analysis and related consulting services principally to Fortune 500 companies, governmental agencies and trade organizations, including Philip Morris, Anheuser-Busch, Eli Lilly, GTE, British Telecom, Bell Atlantic, America Online, CBS, Omnicon, the Federal Bureau of Investigation and the Federal Reserve Bank of Chicago. iMapData originally presented the results of its studies using printed maps and charts to support its conclusions. Through its web-based application, iMapData now offers, in addition to printed reports, interactive, password protected Internet websites that allow its customers to create their own custom reports and presentations on-line, on an as-needed basis.

         In February 2001, an investor group contributed $3 million to iMapData in the form of an equity investment in exchange for a minority position in iMapData. The proceeds from the investment are being used to complete the development and implementation of a series of CD-ROMs and Internet products that the company believes will give customers access to the vast proprietary databases available through iMapData. The product lines will enable the company to sell and/or license its reservoir of information on demographics and market characteristics for many industries as a standard solution for a broad range of users. The first of these product lines, which is expected to be introduced in Spring 2001, is The Political GIS Series, containing demographic, business and elected official information for over 10,000 federal, state and local political districts.

         During the course of providing geo-economic analysis and consulting services to its customers, iMapData has amassed and organized a vast array of business, economic, demographic, political and geographic information concerning the United States and parts of Europe, and developed specific research strategies and techniques. In addition, it has developed and refined proprietary technologies and tools, including proprietary software programs that reduce errors and redundancies in databases obtained from third parties and that format and manipulate its data. iMapData has also significantly modified and improved the software licensed from others, enabling the company to generate unique, sophisticated multi-colored, multi-layered, geo-economic maps. iMapData's databases include licensed databases and databases purchased from third-party providers, database information utilized from freely-available sources, and proprietary databases developed from its own political and industry research. All of its data is maintained at one central location.

         Assuming, on a pro forma basis, the disposition of MKP and the acquisitions of Willey Brothers and iMapData as of January 1, 2000, iMapData would have accounted for approximately 5% of the Company's revenues for the year ended December 31, 2000. iMapData's revenues historically have been generated from a limited number of customers. We anticipate that a substantial portion of the revenues of iMapData will continue to be generated from a limited number of customers. Accordingly, the sales and operating results of iMapData are subject to substantial variations in any given year and from quarter to quarter. The loss of, or reduction in services to, one or more significant customers is likely to materially harm the business, financial condition and results of operations of iMapData.


MICHAELSON KELBICK PARTNERS

         In January 2001, we disposed of our 80% equity interest in MKP to MKP and completed our acquisition of Willey Brothers. Accordingly, the description of MKP's business set forth below is only relevant to an understanding of the Company's business through January 16, 2001, the date of disposition.

         MKP's merger communications services, which are marketed primarily to domestic and foreign banks, include: establishing business strategies and marketing planning, advisory services (impact assessments by product, service and customer group); data processing, communications development and execution (comprehensive layouts, pre-press production, mail file development, print and mail production), project management, file collapse methodology; and, regulatory requirements for disclosure. The merger communications projects which MKP has undertaken involves planning, managing and executing customer communications in support of merger related events, including systems conversions, product consolidations, price changes and branch closings.

         MKP's data management services include the following:

         Planning. Includes defining the communications requirements, including product/account types, file integration and merge/purge requirements and level of personalization required;

         Data Source(s) and External Suppliers. Includes advising clients on advantageous data source(s) for each project, and assisting in assessing internal and external data processing requirements;

         Tape Specifications. Includes defining tape formats, record information, and all file coding required for data integration and the customization of messages;

         Customer Mail File Development. Includes developing specifications and procedures for record selection, file clean-up programming, merge/purge and file verification; and

         Verification/Quality Control. Includes developing detailed procedures to ensure that counts are correct (all records are accounted for), established procedures are followed, all programming steps are verified and exceptions are identified and properly handled.

         During the year ended December 31, 2000, MKP accounted for approximately 85% of our consolidated revenues. Assuming, on a pro forma basis, the disposition of MKP and the acquisitions of Willey Brothers and iMapData as of January 1, 2000, Willey Brothers would have accounted for approximately 95% of the revenues of the Company for the year ended December 31, 2000. During the years ended December 31, 1998 and December 31, 1999, MKP accounted for all of our consolidated revenues.

EMPLOYEES

         As of March 15, 2001, the Company had approximately 205 employees, 188 of which were employed by Willey Brothers. The Company considers its relations with its employees to be good.


COMPETITION

         Willey Brothers. While the competitive landscape for the products and services provided by Willey Brothers is fragmented across many sectors, it is highly competitive. Due to the nature of the Willey Brothers business, it also competes with design houses, architectural firms, consulting firms, fixture companies and creative agencies of varying sizes. Some of such competitors are significantly larger and more diversified than the Company and have substantially greater resources available for their services and products.

         iMapData. The business in which iMapData operates is highly competitive, with competition from several different sources. iMapData competes directly and indirectly with the following types of new and established companies: providers of consulting services; providers of databases and related information; providers of mapping software and technology; and providers of market research and related services. Many of the competitors to iMapData have more resources than the Company, and may be able to respond more quickly to new technologies.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 777 Third Avenue, 30th Floor, New York, New York. The lease for such offices, which covers approximately 12,000 square feet, is for ten years expiring on January 1, 2010, with fixed rent of approximately $646,000 per year payable during the first five years of the term and approximately $670,000 per year payable during the second five years. We have licensed a portion of the offices and common areas within the premises for a five-year term expiring on December 31, 2004, for an annual fee of $200,000, plus any additional costs with respect to additional services directly attributable to the use of the premises by such licensee.

         In October 1996, we entered into a ten-year lease for approximately 11,140 square feet at 335 Madison Avenue, New York, New York. The premises has served and continues to serve as the principal executive offices of MKP. The lease provides for a fixed minimum rent of approximately $420,000 per year for the remainder of the term. The obligations under the lease are currently being paid in full by MKP. In connection with the disposition of our interest in MKP, we are seeking to assign such lease.

         The principal administrative and sales offices for Willey Brothers are located in Rochester, New Hampshire, where it leases a facility of approximately 85,000 square feet. Willey Brothers also leases a 25,000 square foot warehouse and fulfillment center in Phoenix, Arizona and regional sales and project offices in Oak Park, Illinois and Roswell, Georgia, of approximately 1,100 and 550 square feet, respectively.

         The principal administrative offices of iMapData are located in McLean, Virginia, where it leases approximately 5,870 square feet of office space. iMapData also leases an office in Washington, D.C. of approximately 2,400 square feet.

         We believe that our facilities are well maintained, in good condition and suitable for our operations.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.


         No matters were submitted to a vote of security-holders during the year ended December 31, 2000.

                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock has been publicly quoted on The Nasdaq SmallCap Market under the trading symbol "FPCX" since September 22, 2000. Prior thereto, it was traded on the OTC Bulletin Board under the same symbol.

         The following table sets forth, for the periods indicated, the high and low reported sales prices per share for the common stock of the Company as reported by the The Nasdaq SmallCap Market or the OTC Bulletin Board, as the case may be.

                                                 HIGH            LOW
                                                 ----            ---
CALENDAR YEAR 1999

First Quarter Ended March 31, 1999 ....        $ 1.812        $0.875
Second Quarter Ended June 30, 1999 ....          1.250         0.440
Third Quarter Ended September 30, 1999           0.593         0.281
Fourth Quarter Ended December 31, 1999          15.625         0.375


CALENDAR YEAR 2000

First Quarter Ended March 31, 2000 ....        $17.000        $9.375
Second Quarter Ended June 30, 2000 ....         10.000         5.000
Third Quarter Ended September 30, 2000          11.500         5.250
Fourth Quarter Ended December 31, 2000           6.375         2.000

CALENDAR YEAR 2001

First Quarter (through March 20, 20001)        $ 4.688        $1.781

         As of March 15, 2001, we had approximately 175 holders of record of our common stock.

         To date, we have not paid any dividends on our common stock. Any payment of future cash dividends and the amount thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors.

         On April 26, 2000, the Company granted five-year options to purchase 400,000 shares of common stock exercisable at $6.38 per share to Edward T. Stolarski as an inducement to join the Company as Executive Vice President and a Director. Of these options, 100,000 are immediately exercisable, 150,000 are exercisable commencing April 27, 2001, and 150,000 are exercisable commencing April 27, 2002. On August 9, 2000, we elected Jonathan F. Foster, Nathan Gantcher and J. William Grimes to the Company's Board of Directors and granted to each of them five-year options to purchase 150,000 shares of common stock, immediately exercisable at $8.00 per share. On November 28, 2000, the Company granted options to purchase 300,000 shares of common stock, exercisable at $2.75 per share, to a law firm providing legal services to the Company in consideration for such services.

         On April 18, 2000, the Company issued shares of its common stock upon the exercise of warrants originally granted in 1996 and held by various warrant holders as follows: an aggregate of 200,000 shares at an exercise price of $.50 per share and an aggregate 306,500 shares at an exercise price of $1.00 per share. On November 29, 2000, the Company issued 5,000 shares of its common stock upon the exercise of warrants granted in 1996 and held by a warrant holder at an exercise price of $1.00 per share. The shares of common stock issued pursuant to such warrant exercises contain a legend that the shares may not be sold or otherwise disposed of except pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws, or pursuant to an applicable exemption from the registration requirements of the Act and such laws (in each case, a "Restrictive Legend"). On May 11, 2000 and July 17, 2000, the

Company issued, to two law firms providing services to the Company, an aggregate of 24,926 shares of common stock of the Company in consideration for providing legal services to the Company. All of such shares contain a Restrictive Legend.

         On January 16, 2001, in partial consideration for the Company's purchase of 100% of the outstanding shares of Willey Brothers, and as an inducement to certain employees to continue their employment with Willey Brothers, the Company issued 1,562,500 shares of common stock of the Company, and delivered two subordinated convertible promissory notes, each in the principal amount of $3,750,000 and convertible, subject to shareholder ratification of such conversion rights and in accordance with their terms, into shares of common stock of the Company at $4.00 per share, and two subordinated convertible promissory notes, each in the principal amount of $1,000,000 and convertible in accordance with their terms into shares of common stock of the Company at $3.00 per share. The shares so issued contain a Restrictive Legend, as well as other restrictions. In addition, a portion of the aggregate $4,125,000 received by the Company from its issuance on January 16, 2001 of Class A Convertible Preferred Stock (the "Preferred Stock"), was also used to pay, in part, the purchase price for the Company's purchase of Willey Brothers. In consideration for placing a portion of the Preferred Stock, the Company issued 43,000 shares of common stock of the Company, with a Restricted Legend, to a placement agent. Such securities were purchased only by "accredited investors" and exempt from registration pursuant to the Company's reliance upon Regulation D and/or Section 4(2) of the Securities Act of 1933. The Preferred Stock contains a Restrictive Legend, is non-voting and convertible, on a share for share basis, into shares of common stock upon ratification of such conversion by the shareholders of the Company at its next meeting of shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


RESULTS OF OPERATIONS


YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         Revenues. For the year ended December 31, 2000, total revenues from continuing operations were $1,834,000 and are all attributable to iMapData for the period from March 3, 2000, the date of acquisition, through December 31, 2000. There were no revenues from continuing operations in the year ended December 31, 1999. On a pro-forma basis the revenues for iMapData for the years ended December 31, 2000 and 1999, assuming the acquisition took place on December 31, 1998, are as follows:

                              2000                      1999                  % Change
                              ----                      ----                  --------
Revenues                   $2,221,000                $1,388,000                 60.0%

         Cost of Revenues. For the year ended December 31, 2000, cost of revenues from continuing operations were $985,000, or approximately 53.7% of net sales, yielding a gross profit of 46.3% and are all attributable to the operations of iMapData for the period from March 3, 2000 through December 31, 2000. There was no cost of revenues from continuing operations in the year ended December 31, 1999. On a pro-forma basis the cost of revenues and gross profit for iMapData for the years ended December 31, 2000 and 1999, assuming the acquisition took place on December 31, 1998, are as follows:

                              2000                      1999                   % Change
                              ----                      ----                   --------
Cost of Revenues           $1,235,000                $775,000                     59.4%

Gross Profit                    44.4%                  44.2%

         Salaries and Related Expenses. Payroll expenses from continuing operations increased approximately $980,000 to $1,394,000 for the year ended December 31, 2000 from $414,000 for the year ended December 31, 1999. This increase was primarily attributable to additional management and administrative personnel at the parent company, amortization of stock-based compensation paid to the former Chief Executive Officer in connection with the expiration of his employment agreement and to the inclusion of the payroll expenses of iMapData for the period from March 3, 2000 through December 31, 2000 in the Company's consolidated results of continuing operations for the year ended December 31, 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased approximately $862,000 to $2,100,000 for the year ended December 31, 2000 from $1,238,000 for the year ended December 31, 1999. This increase was attributable primarily to the inclusion of the selling, general and administrative expenses of iMapData for the period from March 3, 2000 through December 31, 2000 in the Company's consolidated results of continuing operations for the year ended December 31, 2000 and to an increase in general overhead expenses incurred by the Company during the current period, including office lease expenses, professional fees, insurance costs and other administrative expenses.

         Impairment of Goodwill. During the year ended December 31, 2000 the Company recorded a reduction in the goodwill purchased in its acquisition of iMapData. In February 2001 the Company sold a minority interest in iMapData for $3,000,000. Based upon the implied value of the goodwill arising from such transaction, the Company recorded a non-cash charge of $1,150,000. There was no impairment of goodwill in the year ended December 31, 1999.

         Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $830,000, to $889,000 for the year ended December 31, 2000 from $59,000 for the year ended December 31, 1999. This increase was primarily attributable to amortization of goodwill arising from the Company's acquisition of iMapData in March 2000.

         Operating Loss. The Company's operating loss from continuing operations increased approximately $2,974,000 to an operating loss from continuing operations of $4,685,000 for the year ended December 31, 2000, compared to an operating loss from continuing operations of $1,711,000 for the year ended December 31, 1999. The increase in the Company's operating loss from continuing operations was attributable to the factors referred to above.

         Other Income (Expenses). Other income from continuing operations increased approximately $65,000 to $210,000 for the year ended December 31, 2000 from $145,000 for the year ended December 31, 1999. This increase was attributable to the absence of losses, in the current year, of $645,000 recorded in the year ended December 31, 1999 for the losses and write-off of the Company's investment in FPC Information Corp., offset by lower investment income and lower management fees during the year ended December 31, 2000.

         Income Taxes. There was no provision for income taxes from continuing operations in the year ended December 31, 2000, as compared to a provision of approximately $20,000 in the year ended December 31, 1999.

         Net Loss from Continuing Operations. The Company's net loss from continuing operations increased approximately $2,888,0000 to a net loss from continuing operations of $4,475,000 for the year ended December 31, 2000, compared to a net loss from continuing operations of $1,587,000 for the year ended December 31, 1999. The increase in the Company's net loss from continuing operations was attributable to the factors referred to above.

         Discontinued Operations. On January 16, 2001 the Company sold its 80% interest in its subsidiary, MKP, to MKP for $2,000,000 in cash, forgiveness of debt owed by the Company to MKP and the right to receive management fees in 2001 that it would have otherwise been entitled to receive. In this regard the Company recorded net income from discontinued operations of $305,000 and $724,000 for the years ended December 31, 2000 and 1999, respectively. The Company recorded a loss from the disposition of MKP of $687,000 in the year ended December 31, 2000. A summary of operating results from discontinued operations for the years ended December 31, 2000 and 1999 are as follows:

                                                                        2000                      1999
                                                                        ----                      ----
         Revenues                                                    $10,123,000               $12,269,000
         Cost of revenues                                              7,986,000                 8,986,000
         Salaries and related expenses                                   967,000                 1,021,000
         Selling, general and administrative expenses                  1,036,000                 1,300,000
         Depreciation and amortization                                    36,000                    52,000
         Operating income                                                 98,000                   910,000
         Investment income                                               171,000                   107,000
         Minority interest                                               (76,000)                 (181,000)
         Income taxes expense (benefit)                                 (112,000)                  112,000
                                                                       ----------                 --------

         Net income from discontinued operations                        $305,000                  $724,000
                                                                        ========                  ========

         Net Loss. The Company's net loss for the year ended December 31, 2000 increased approximately $3,994,000 to a net loss of $4,857,000, compared to a net loss of $863,000 in the year ended December 31, 1999. The increase in the net loss was attributable to the factors referred to above.


YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         Revenues. During the years ended December 31, 1999 and 1998 there were no revenues from continuing operations.

         Cost of Revenues. During the years ended December 31, 1999 and 1998 there was no cost of revenues from continuing operations.

         Salaries and Related Expenses. Payroll expenses from continuing operations were approximately $414,000 for the year ended December 31, 1999 and all are attributable to the parent company. There were no payroll expenses from continuing operations in the year ended December 31, 1998. In 1998, payroll expenses were included in the operations of FPC Information Corp., a 50%-owned unconsolidated subsidiary, which was written off in the third quarter of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased approximately $330,000 to $1,238,000 for the year ended December 31, 1999, from $908,000 for the year ended December 31, 1998. This increase was attributable principally to an increase in general overhead expenses, including consulting fees, insurance costs, professional fees and other administrative expenses.

         Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $19,000 to $59,000 for the year ended December 31, 1999, from $40,000 for the year ended December 31, 1998.

         Operating Loss. The Company's operating loss from continuing operations increased approximately $763,000 to an operating loss from continuing operations of $1,711,000 for the year ended December 31, 1999, compared to an operating loss from continuing operations of $948,000 for the year ended December 31, 1998. The increase in the Company's operating loss from continuing operations was attributable to the factors referred to above.

         Other Income (Expenses). Other income from continuing operations decreased approximately $1,312,000 to $145,000 for the year ended December 31, 1999 from $1,457,000 for the year ended December 31, 1998. This decrease was primarily attributable to a decrease in management fees of approximately $948,000 received from its subsidiary now classified as a discontinued operation and to the write-off of the Company's investment in FPC Information Corp., offset by lower operating losses from FPC Information Corp. in the current year.

         Net Income (Loss) From Continuing Operations. The Company's net loss from continuing operations increased approximately $2,096,000 to a net loss from continuing operations of $1,587,000 for the year ended December 31, 1999, compared to net income from continuing operations of $509,000 for the year ended December 31, 1998. The decrease in net income from continuing operations to a net loss from continuing operations in the current year was attributable to the factors referred to above.

         Income Taxes. The provision for income taxes from continuing operations was approximately $20,000 in the year ended December 31, 1999. There was no provision for income taxes from continuing operations in the year ended December 31, 1998.

         Discontinued Operations. On January 16, 2001, the Company sold its 80% interest in its subsidiary, MKP, to MKP for $2,000,000 in cash, forgiveness of debt owed by the Company to MKP and the right to receive management fees in 2001 that it would have otherwise been entitled to receive. In this regard the Company recorded net income from discontinued operations of $724,000 and $1,599,000 for the years ended December 31, 1999 and 1998, respectively. A summary of operating results from discontinued operations for the years ended December 31, 1999 and 1998 are as follows:

                                                                        1999                      1998
                                                                        ----                      ----
         Revenues                                                    $12,269,000               $21,492,000
         Cost of revenues                                              8,986,000                14,824,000
         Salaries and related expenses                                 1,021,000                 2,235,000
         Selling, general and administrative expenses                  1,300,000                 2,221,000
         Depreciation and amortization                                    52,000                    32,000
         Operating income                                                910,000                 2,180,000
         Investment income                                               107,000                    81,000
         Minority interest                                              (181,000)                 (400,000)
         Income taxes expense                                            112,000                   262,000
                                                                        --------                  --------

         Net income from discontinued operations                        $724,000                $1,599,000
                                                                        ========                ==========


         Net Loss. The Company's net loss for the year ended December 31, 1999 was approximately $863,000, an increase of $2,971,000, compared to net income of $2,108,000 in the year ended December 31, 1998. The decrease in net income to a net loss in the current year was attributable to the factors referred to above.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had working capital (current assets less current liabilities) of $1,642,000, stockholders' equity of $12,785,000 and a working capital ratio (current assets to current liabilities) of approximately 3:1, compared to working capital of $3,248,000, stockholders' equity of $3,493,000 and a working capital ratio of approximately 4.2:1 as of December 31, 1999. As of December 31, 2000 and 1999, we had unrestricted cash and cash equivalents of $204,000 and $167,000, respectively. We conduct our operations through our subsidiaries and rely on cash payments from our subsidiaries to meet our operating requirements.

         For the years ended December 31, 2000 and December 31, 1999, net cash used in operating activities from continuing operations was $1,607,000 and $934,000, respectively. For the years ended December 31, 2000 and December 31, 1999, net cash provided by and used in investing activities from continuing operations was $65,000 and $(524,000), respectively. For the years ended December 31, 2000 and December 31, 1999, net cash provided by financing activities from continuing operations was $595,000 and $581,500, respectively.

         As of December 31, 2000, the Company had long-term debt due to principal shareholders of $690,000, consisting of the following: a $100,000 non-interest bearing promissory note due April 1, 2002, a $100,000 non-interest bearing promissory note payable no sooner than February 2003, and $490,000 in subordinated convertible notes due February 12, 2006 with interest at the applicable federal rate. The subordinated convertible notes, with accrued interest, are convertible into the Company's common stock at $2.50 per share, at the option of the noteholder. On December 12, 1999, Robert S. Trump, a shareholder of the Company, loaned us $500,000 on a short-term basis. The loan provided for interest at the rate of 10% per year and matured on February 15, 2000. On February 15, 2000, we repaid the entire principal amount of the $500,000 loan to Mr. Trump.

         On January 11, 2001, the Company's wholly-owned subsidiary, Willey Brothers, Inc., established a loan facility with Fleet Capital Corporation. The facility consists of an $8,000,000 term loan and a $6,000,000 revolving credit line and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of March 21, 2001, there was $8,000,000 outstanding under the term loan and $3,586,000 outstanding under the revolving credit line. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods. The Company has pledged its ownership interest in Willey Brothers to the bank as security for the facility and has guaranteed 100% of the loan.

         As of December 31, 2000, we had made no material capital commitments other than those related to non-cancelable operating leases for office space and equipment. For the years ended December 31, 2001, 2002, 2003, 2004 and 2005, our minimum payments in connection with these leases are approximately $969,000, $1,103,000, $1,066,000, $1,066,000 and $1,066,000 per year, respectively. We expect to have sublease rental income of approximately $200,000 in each such year through 2004. Included in the Company's total lease obligations is a lease commitment aggregating $2,062,000 over the five years presented. The Company is seeking to assign its rights and obligations under this lease to a third party.

         Based on our current plan of operations, we anticipate that our existing working capital and expected operating revenues from our subsidiaries will provide sufficient working capital for the conduct of our business. However, there can be no assurance that we will not require additional financing. Our capital requirements depend on, among other things, whether we are successful in generating revenues and income from our recently acquired subsidiary, Willey Brothers, whether we are successful in continuing to generate revenues and income from iMapData, whether we continue to identify appropriate acquisition candidates, the sources of marketing efforts, the impact of competition, and the cost and availability of third-party financing.

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

HOLDING COMPANY AND OPERATING SUBSIDIARIES

         We conduct our operations through our subsidiaries. We have relied, and continue to rely, on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our subsidiaries. If we are unable to receive cash funds from our subsidiaries, or from any operating subsidiaries we may acquire in the future, our operations and financial condition will be materially and adversely affected.


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


INFLATION

         We believe that inflation has not had a material effect on the Company's results of operations.


FORWARD-LOOKING STATEMENTS

         This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

         - the continued services of Messrs. Silverman and Stolarski with the Company, Messrs. Willey, Willey and Kelly with Willey Brothers and Messrs. Lilley and DeFranco with iMapData;

         - our ability to continue to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses;

         -        changes in our business strategies or development plans;

         -        competition;

         - our anticipated growth within the financial services industries;

         - our ability to obtain sufficient financing to continue operations; and

         - general economic and business conditions, both nationally and in the regions in which we operate.

         Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-KSB and 10-QSB and other filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The audited consolidated financial statements of the Company for the years ended December 31, 2000 and December 31, 1999 are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 18, 2000, the Company's Board of Directors appointed Grant Thornton LLP as its independent public accountants, replacing Goldstein & Morris.

         During the years ended December 31, 1998 and December 31, 1999 and the subsequent interim period through January 18, 2000, there were no disagreements with Goldstein & Morris on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldstein & Morris, would have caused them to make reference to the subject matter of the disagreement in their reports. The reports of Goldstein & Morris on our financial statements for the years ended December 31, 1998 and December 31, 1999 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         A letter from Goldstein & Morris to the Securities and Exchange Commission, dated January 18, 2000, stating that they agree with the foregoing, was filed as an Exhibit to the Company's Form 8-K dated January 18, 2000.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.



DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table sets forth certain information, as of March 23, 2001, concerning our directors and executive officers:

NAME                                              AGE       POSITION
- ----                                              ---       --------
Jonathan F. Foster .............................  40        Director
Nathan Gantcher.................................  60        Director
J. William Grimes...............................  60        Director
Richard Levy....................................  66        Director and Secretary
William Lilley III..............................  63        Director and Chairman of the Board of iMapData
Ronald Nash.....................................  56        Director
Ottavio Serena..................................  48        Director
Jeffrey S. Silverman............................  55        Chairman of the Board, Chief Executive
                                                             Officer and Director
Edward T. Stolarski.............................  39        Executive Vice President, Chief
                                                              Financial Officer and Director
Sharon Burd.....................................  48        Vice President and Corporate Controller

         Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

         Jonathan F. Foster has been a director of the Company since August 2000. During 2000 he was Executive Vice President, Chief Operating Officer and Chief Financial Officer of Toysrus.com. From 1988 though 1999, Mr. Foster was employed by the investment banking firm of Lazard Freres & Co., LLC, and served as a General Partner and later as a Managing Director of such firm from 1996 to 1999. He is a member of the Economic Club of New York and Board of Trustees of the New York Historical Society.

         Nathan Gantcher has been a director of the Company since August 2000. From 1997 to 1999 he was Vice Chairman of CIBC World Markets Corp., the U.S.
Section 20 broker-dealer of Canadian Imperial Bank of Commerce. From 1968 to 1997, Mr. Gantcher was employed by Oppenheimer & Co., Inc., and served as its President, Chief Operating Officer and Co-Chief Executive Officer from 1983 until the firm was acquired by CIBC in 1997. Mr. Gantcher is chairman of the Board of Trustees of Tufts University and has been a member of such Board since 1983. He is a member of the Board of Overseers and Chairman of the Nominating Committee at the Columbia University Graduate School of Business. Mr. Gantcher is a member of the Council on Foreign Relations. He is a director of Neuberger Berman Inc., Mack-Cali Realty Corp. and Click Software, a Senior Advisor of RRE Investors, and a former governor of the American Stock Exchange. Mr. Gantcher is a member of the Steering Committee of the Wall Street Division of the United Jewish Appeal, a member of the Board of Directors of the Jewish Communal Fund and a Trustee of the Anti-Defamation League Foundation.

         J. William Grimes has been a director of the Company since August 2000. He is the co-founder and General Partner of BG Media, a private equity fund founded in 1997 that focuses on the media/communications industries and that was a member of an investor group participating in an equity investment in iMapData in February 2001. From 1981 to 1988, Mr. Grimes served as the President and Chief Executive Officer of ESPN. From 1991 to 1993, Mr. Grimes served as the President and Chief Executive Officer of Multimedia (a diversified publishing company with newspapers and television properties, recently bought by Gannett). From 1988 to 1991, Mr. Grimes was the Chief Executive Officer of Univision Holdings, Inc. (a Spanish language media company operating in the United States). From 1994 to 1996, Mr. Grimes was the Chief Executive Officer of Zenith Media, a media planning and buying agency. Mr. Grimes currently serves on the boards of a number of media companies, including InterVU (recently acquired by Akamai Technologies), a company that delivers live and on-demand video and audio content over the Internet, Lifestyle Ventures, a publisher of teen girl content and owner of American Cheerleader and Dance Spirit magazines, AdOutlet, an internet business-to-business start-up, and Nelligan Sports Marketing, specializing in sports event management and marketing. Mr. Grimes also serves on the boards of BG Media portfolio companies Versaware, i3 Mobile and American Media.

         Richard Levy has been a director and secretary of the Company since April 1994. Since October 2000, Mr. Levy has been a Senior Managing Director of Insignia/ESG, a real estate management and brokerage firm. From March 1998 to October 2000, Mr. Levy was a Senior Vice President of Tishman Real Estate Services, a real estate consulting and brokerage firm. Until March 1998, Mr. Levy was a Senior Director of Cushman & Wakefield, Inc., a real estate consulting and brokerage firm, and was employed by such firm for almost 40 years.

         William Lilley III has been a director of the Company since March 2000. He is a co-founder of iMapData, a subsidiary of the Company, and has been Chairman and Chief Executive Officer of iMapData since it was acquired by the Company in 2000. From 1988 to 2000, Mr. Lilley was Chairman and Chief Executive Officer of InContext, Inc., a District of Columbia corporation, prior to its reincorporation in Delaware as iMapData. From 1980 to 1986, Mr. Lilley was Senior Vice President, Corporate Affairs, of CBS Inc. From 1977 to 1978, Mr. Lilley served as Staff Director of the Budget Committee for the U.S. House of Representatives and from 1975 to 1977 he served as Director of the U.S. Council on Wage and Price Stability. He received his Ph.D. from, and has taught at, Yale University.

         Ronald Nash has been a director of the Company since November 1999 and was President of the Company from January 2000 to March 2001. From 1998 to 1999, Mr. Nash served as President and Chief Executive Officer of Network Consulting, Inc., a company engaged in both private and public financial markets. Mr. Nash founded and from 1982 to 1998 was the President of Nash Weiss & Co, a brokerage firm specializing in market making for Nasdaq companies. Mr. Nash is also a founder and director of Steinberg & Lyman Investment Bankers.

         Ottavio Serena has been a director of the Company since October 1998. From 1993 to 1999, Mr. Serena was a consultant with Citicorp Venture Capital, a leveraged buy-out firm. He was President of Exporter Nutrition and Fiber Group from 1999 to 2000. From 1993 to 1997, he was President and Director of Galaxy Energy USA, a privately-held oil trading company based in Houston, Texas. Mr. Serena is a director of Paradyn Filter Technologies.

         Jeffrey S. Silverman has been Chairman of the Board and Chief Executive Officer of the Company since January 2000 and a director of the Company since November 1999. Mr. Silverman is co-founder and has served as Chairman of LTS Capital Partners, LLC, an investment firm, since 1997. Mr. Silverman has served as a director of Triarc Companies Inc. since 1999 and a director of Boyar Value Fund Inc. since 1998. From June 1982 to August 1997, Mr. Silverman was Chief Executive Officer of PLY GEM Industries, Inc., a home improvement building products supplier, and served as a director of PLY GEM from 1981 through August 1997, becoming its Chairman of the Board in February 1986.

         Edward T. Stolarski has been Executive Vice President and a Director of the Company since May 2000, and Chief Financial Officer since June 2000. From 1987 to 2000, Mr. Stolarski was employed by GE Capital Corporation, where he was a Senior Vice President of the Capital Funding Group.

         Sharon Burd has been Vice President and Corporate Controller of the Company since March 2001. From December 1999 to March 2001, Ms. Burd was employed by New Plan Excel Realty Trust, Inc., a real estate investment trust, where she became Director of Financial Reporting in June 2000.

         Set forth below is information relating to certain significant employees of the Company.

         Laurence DeFranco is a co-founder of iMapData, a subsidiary of the Company, and has been President and Secretary of iMapData since it was acquired by the Company in 2000. From 1988 to 2000, Mr. DeFranco was President and Secretary of InContext, Inc., a District of Columbia corporation, prior to its reincorporation in Delaware as iMapData.

         Kevin Kelly has been employed by Willey Brothers since 1986 and has been President of Willey Brothers, Inc. since January 2001.

         James M. Willey is a co-founder of Willey Brothers, and has been a co-Chairman and Chief Executive Officer of Willey Brothers since its inception in 1983.

         Thomas P. Willey is a co-founder of Willey Brothers, and has been a co-Chairman and Chief Executive Officer of Willey Brothers since its inception in 1983.

         There are currently nine members on the Board of Directors. Our certificate of incorporation and by-laws authorize the Board of Directors to fix the number of authorized directors. Our by-laws provide that directors are to be elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. Our most recent annual meeting of shareholders was held in August 1996. We expect to hold an annual meeting of shareholders during Summer 2001.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of its common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

         The Company believes that, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with during the year 2000, except that each of Mr. Lilley, Ms. Kelbick and Ms. Michaelson filed one late Form 4.

ITEM 10.  EXECUTIVE COMPENSATION


         The following table shows, for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, the compensation paid by the Company and its subsidiaries to the Company's Chief Executive Officer and to each of the five most highly compensated executive officers of the Company and its subsidiaries other than the Company's Chief Executive Officer:


                           SUMMARY COMPENSATION TABLE


                                                                                              LONG TERM
                                                                 ANNUAL                      COMPENSATION
                                                              COMPENSATION                      AWARDS
                                                         ------------------------               ------             ALL OTHER
                                                         SALARY             BONUS               OPTIONS           COMPENSATION
NAME AND PRINCIPAL POSITION                   YEAR         ($)               ($)                  (#)                ($)(1)
- ---------------------------                   ----         ---               ---                  ---                ------
Jeffrey S. Silverman (2) ..........           2000            __                 __            1,000,000(3)               __
  Chairman of the Board and .......           1999            __                 __            1,000,000(4)               __
    Chief Executive Officer

Ronald Nash (5) ...................           2000            __                 __            1,000,000(6)               __
  President .......................           1999            __                 __            1,000,000(7)               __

Edward T. Stolarski (8) ...........           2000       171,000                 __              400,000(9)               __
  Executive Vice President and
     Chief Financial Officer

William F. Finley (10) ............           2000       225,800                 __                   __                  __
  Chief Executive Officer .........           1999       250,000            287,500                   __              55,600
     (1998 and 1999) and ..........           1998       187,000            100,000                   __              18,480
     Chief Financial Officer (2000)

Susan Michaelson (11) .............           2000       325,000            203,000(12)               __              19,500
  Managing Director of MKP ........           1999       250,000            383,000(13)               __              18,100
                                              1998       169,000            857,000(14)               __              18,480

Hillary Kelbick (15) ..............           2000       325,000            203,000(12)               __              19,500
  Managing Director of MKP ........           1999       250,000            383,000(13)               __              18,100
                                              1998       169,000            857,000(14)               __              18,480

(1) "All Other Compensation" is comprised of (i) contributions made by the Company to the named executives pursuant to the Company's 401(k) and profit sharing plans, and (ii) for Mr. Finley in 1999, $37,500, representing the fair market value of 100,000 shares of common stock issued to Mr. Finley on November 17, 1999. See Note 10 below.

(2) Mr. Silverman was elected to the Board of Directors in November 1999 and became Chairman and Chief Executive Officer in January 2000.

(3) In January 2000, at the time Mr. Silverman became Chief Executive Officer of the Company, Mr. Silverman agreed to accept, in lieu of salary for the year 2000, options to purchase 1,000,000 shares of common stock of the Company, exercisable for five years, at an exercise price of $14.50 per share, the market price of the Company's common stock on the date of grant, January 10, 2000.

(4) In November 1999, at the time Mr. Silverman purchased common stock of the Company from Robert Trump, and as an inducement for Mr. Silverman to join the Board of Directors of the Company, the Company granted to Mr. Silverman options to purchase 1,000,000 shares of common stock, exercisable for five years, at an exercise price of $0.43 per share, the market price of the Company's common stock on the date of grant, November 17, 1999.

(5) Mr. Nash was elected to the Board of Directors in November 1999 and served as President from January 2000 through March 7, 2001.

(6) In January 2000, at the time Mr. Nash became President of the Company, Mr. Nash agreed to accept, in lieu of salary for the year 2000, options to purchase 1,000,000 shares of common stock of the Company, exercisable for five years, at an exercise price of $14.50 per share, the market price of the Company's common stock on the date of grant, January 10, 2000.

(7) In November 1999, at the time Mr. Nash purchased common stock of the Company from Robert Trump, and as an inducement for Mr. Nash to join the Board of Directors of the Company, the Company granted to Mr. Nash options to purchase 1,000,000 shares of common stock, exercisable for five years, at an exercise price of $0.43 per share, the market price of the Company's common stock on the date of grant, November 17, 1999.

(8) Mr. Stolarski was elected to the Board of Directors and became Executive Vice President in May 2000, and became Chief Financial Officer in June 2000. The amount of salary paid in 2000 is for the period from commencement of employment with the Company, May 15, 2000, through December 31, 2000.

(9) On April 26, 2000, as an inducement to join the Company, the Company granted to Mr. Stolarski options to purchase an aggregate of 400,000 shares of common stock of the Company at an exercise price of $6.38 per share, the market price of the Company's common stock on the date of grant. The options are for a term of five years and exercisable as follows: 100,000 on or after the date of grant; 150,000 on or after April 27, 2001; and, 150,000 on or after April 27, 2002.

(10) Mr. Finley's employment agreement with the Company expired on September 30, 2000, at which time he resigned as an officer and director of the Company. Mr. Finley is the husband of Susan Michaelson, a Managing Director of MKP.

(11) Ms. Michaelson ceased to be a "named executive officer" of the Company in January 2001, at the time the Company disposed of its 80% interest in MKP to MKP. Ms. Michaelson is the wife of Mr. Finley.

(12) This amount represents the bonus earned in the year ended December 31, 2000. The total amount of bonus actually paid during the year ended December 31, 2000 was $220,000, which includes the bonus earned during the first three quarters of 2000 and the fourth quarter of 1999.

(13) This amount represents the bonus earned in the year ended December 31, 1999. The total amount of bonus actually paid during the year ended December 31, 1999 was $716,000, which includes the bonus earned during the first three quarters of 1999 and the fourth quarter of 1998 and excludes the amount of bonus earned during the fourth quarter of 1999, which was paid in the first quarter of 2000.

(14) This amount represents the bonus earned in the year ended December 31, 1998. The total amount of bonus actually paid during the year ended December 31, 1998 was $627,000, which includes the bonus earned during the first three quarters of 1998 and the fourth quarter of 1997 and excludes the amount of bonus earned during the fourth quarter of 1998, which was paid in the first quarter of 1999.

(15) Ms. Kelbick ceased to be a "named executive officer" of the Company in January 2001, at the time the Company disposed of its 80% interest in MKP.

STOCK OPTIONS

         The following table contains information concerning the grant of stock options during the year 2000 to each of the Company's executives listed in the Summary Compensation Table above receiving stock options during such period.

         No matter what theoretical value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Company's common stock at a future date. If the price of the Company's common stock increases, all stockholders will benefit commensurably with the optionees. The stock options will have no value to the executives named above or other optionees if the price of the Company's common stock does not increase above the exercise price of the option.

                        OPTION GRANTS IN LAST FISCAL YEAR

                              NUMBER OF
                             SECURITIES              % OF TOTAL
                             UNDERLYING            OPTIONS GRANTED      EXERCISE OR
                           OPTIONS GRANTED           TO EMPLOYEES        BASE PRICE       EXPIRATION
NAME                              (#)                IN FISCAL YEAR        ($/SH)            DATE
- ----                              ---                --------------        ------            ----
Jeffrey S. Silverman           1,000,000                  41.7%            14.50            1/10/05
Ronald Nash                    1,000,000                  41.7%            14.50            1/10/05
Edward T. Stolarski              400,000                  16.6%             6.38            4/26/05

         The options granted to Messrs. Silverman and Nash were exercisable on the date of grant, January 10, 2000. The options granted to Mr. Stolarski are exercisable as follows: 100,000 on or after the date of grant, April 26, 2000; 150,000 on or after April 27, 2001; and, 150,000 on or after April 27, 2002. All options were granted at market value at the date of grant for a term of five years.


OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the Company's executives listed in the Summary Compensation Table above concerning the number of unexercised options and the value of unexercised options held by such executives as of the end of 2000. No options were exercised by such executives during the year 2000.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                       NUMBER OF SECURITIES                 VALUE OF IN-THE-MONEY UNEXERCISED
                                                      UNDERLYING UNEXERCISED                             OPTIONS
                                                        OPTIONS AT FY-END                              AT FY-END($)
           NAME                                     EXERCISABLE/UNEXERCISABLE                   EXERCISABLE/UNEXERCISABLE
           ----                                     -------------------------                   -------------------------
      Jeffrey S. Silverman............                   2,000,000/0                                  2,445,000/0
      Ronald Nash.....................                   2,000,000/0                                  2,445,000/0
      Edward T. Stolarski.............                     100,000/300,000                                    0/0
      Hillary Kelbick.................                     150,000/0                                    281,250/0
      Susan Michaelson................                     150,000/0                                    281,250/0

         The value of in-the-money unexercised options is based upon the closing price of the Company's common stock on December 29, 2000, $2.875, minus the exercise price of the option. Of the 2,000,000 options exercisable for each of Mr. Silverman and Mr. Nash, 1,000,000 are at an exercise price of $14.50 per share, and 1,000,000 are at an exercise price of $.43 per share. All of Mr. Stolarski's options are at an exercise price of $6.38 per share and all of the options for each of Ms. Kelbick and Ms. Michaelson are at an exercise price of $1.00 per share.

DIRECTOR COMPENSATION

         We do not have a standard arrangement relating to the compensation of our directors. Historically, directors have been compensated for their services and attendance at meetings through the grant of options and warrants to purchase shares of common stock of the Company. On August 9, 2000, as an inducement to become a director of the Company, each of Jonathan Foster, Nathan Gantcher and
J. William Grimes were granted 150,000 options to purchase common stock of the Company at an exercise price of $8.00 per share. The options were immediately exercisable and expire five years from the date of grant. Directors who are also officers of the Company are not paid any monetary compensation for attendance at directors' meetings or for attending or participating in committee meetings. See "Item 12. Certain Relationships and Related Transactions."


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL AGREEMENTS

         Edward T. Stolarski. On April 26, 2000, we entered into an employment agreement with Mr. Stolarski pursuant to which Mr. Stolarski agreed to serve as an Executive Vice President of the Company for a two-year term commencing on May 15, 2000 and ending on May 14, 2002. Under the provisions of the agreement, the term is automatically extended for successive one year periods unless either the Company or Mr. Stolarski provides notice of its or his election not to so extend the term at least ninety days prior to expiration of the then current term. Pursuant to the employment agreement, the Company has agreed to pay Mr. Stolarski a salary of $250,000 per annum. He is also eligible to receive an annual cash bonus based upon performance, as determined by the Company's board of directors in their sole discretion, provided that Mr. Stolarski shall receive a guaranteed minimum bonus of $150,000 per annum. In addition, Mr. Stolarski is entitled to receive incentive performance payments, payable at the discretion of the Company in either cash or common stock of the Company, upon the closing of any equity or debt (not including debt refinancings) raised by the Company or any of its subsidiaries, provided Mr. Stolarski participates in structuring and closing the transaction, in accordance with the following formula: between $2.5 million and $5 million, a total of $100,000; and, above $5 million, 5% of the total equity or debt raised, net of reasonable and customary expenses. In the event that Mr. Stolarski elects to terminate his employment with the Company following a change of control, the Company has agreed to pay to Mr. Stolarski, in one lump sum payment, an amount equal to his salary, minimum guaranteed bonus and lost benefits through the remainder of the then term of the agreement.

         William F. Finley. The following is a description of the employment arrangements with Mr. Finley in effect through September 30, 2000, the date such arrangements expired and Mr. Finley resigned as an officer and director of the Company. On September 1, 1995, we entered into a five-year employment agreement with Mr. Finley. Under the agreement, Mr. Finley's initial annual salary was $125,000, subject to increases as determined by the Board of Directors. Mr. Finley's salary was subsequently increased through a series of revised employment agreements to $250,000 per year. On November 17, 1999, we entered into an amended and restated employment agreement with Mr. Finley, providing for a base salary of $250,000 per annum, and a term through September 30, 2000. We paid Mr. Finley $250,000 upon execution of the new employment agreement and issued to him 100,000 shares of common stock. The 1999 employment agreement eliminated Mr. Finley's right to terminate his employment and receive payments upon a change of control. On January 12, 2000, Mr. Finley's employment agreement was further amended to reflect that he would no longer continue to serve as the Chief Executive Officer or Chairman of the Board of the Company but would continue in his capacities as Chief Financial Officer of the Company and President of FPC Information Corp. In May 2000, Mr. Finley's employment agreement was amended to reflect that Mr. Finley would no longer continue to serve in his capacity as Chief Financial Officer of the Company. Mr. Finley's employment agreement expired on September 30, 2000, at which time Mr. Finley resigned as an officer and director of the Company.

         Susan Michaelson and Hillary Kelbick. The following is a description of the employment arrangements between each of Ms. Michaelson and Ms. Kelbick, and MKP. In January 2001, the Company disposed of its 80% interest in MKP at which time Ms. Michaelson and Ms. Kelbick ceased to be "named executive officers" of the Company. On November 16, 1999, Ms. Michaelson and Ms. Kelbick each entered into a Restated and Amended Managing Directors' Agreement with MKP, pursuant to which the annual base salary payable to each of Ms. Michaelson and Ms. Kelbick was $250,000, subject to periodic increases to be determined by MKP's Board of Directors, and the term was extended to September 10, 2001, subject to annual extensions. The employment agreements also provided for an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage, determined annually by MKP's Board of Directors, based on a joint recommendation of Ms. Michaelson and Ms. Kelbick, MKP's annual net profits before taxes as determined by MKP's outside accounting firm (not to exceed 30% in the aggregate for both Ms. Michaelson and Ms. Kelbick), and contained certain change in control provisions. For the years ended December 31, 1998, December 31, 1999 and December 31, 2000, Ms. Michaelson and Ms. Kelbick each received approximately $627,000, $716,000 and $203,000, respectively, under the incentive program.

         As part of the Company's disposition of its interest in MKP to MKP, the parties agreed that except for the obligation of MKP to pay to the Company consulting fees otherwise due to it from MKP in 2001 in accordance with the Restated and Amended Shareholders Agreement, dated as of October 1, 1998, as amended (the "MKP Agreement"), the parties shall have no obligation to each other under such agreement. Prior to such disposition, the Company owned 80% of MKP, and each of Ms. Michaelson and Ms. Kelbick owned 10%. Under the MKP Agreement, each of Ms. Michaelson and Ms. Kelbick had the option to require MKP to purchase all of their respective stock of MKP at the cash value (as defined in the agreement) of such stock in the event of the termination of employment, provided, however, that if MKP terminated Ms. Michaelson or Ms. Kelbick for cause, MKP would only be required to pay fifty percent of the cash value of the stock. If either Ms. Michaelson or Ms. Kelbick did not exercise their respective right to have MKP purchase the stock, MKP had the option to purchase such stock at the "agreed value" (as defined in the MKP Agreement).


PENSION PLAN

         In January 1997, we established a 401(k) salary deferred benefit plan. In September 1997, we amended the 401(k) plan to provide a provision for discretionary profit sharing plan contributions. In February 2001, in connection with our disposition of our 80% interest in MKP to MKP, and given that substantially all employees participating in the plan were employees of MKP, the plan was amended to provide that MKP is the sponsoring employer. At the same time, MKP agreed to indemnify the Company for actions or omissions of MKP in its administration of the plan. The plan required us to make contributions equal to one-half of each participant's elected contribution, up to a maximum of 3% of each participant's elected contribution percentage. Total contributions under the plan (401(k) and profit sharing) were approximately $120,174 for the year ended December 31, 1999 and $152,764 for the year ended December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information regarding ownership of the Company's common stock as of March 23, 2001 by (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock of the Company, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers of the Company as a group. The following information is based in part upon data furnished by the persons indicated below.

                                                                      Amount
Name and Address of Beneficial Owner                           Beneficially Owned(1)         Percent of Class
- ------------------------------------                           ---------------------         ----------------
Robert S. Trump (2)........................................         4,506,422                      34.5%
Jeffrey S. Silverman (3)...................................         4,229,000                      27.5%
Ronald Nash (4)............................................         4,168,000                      27.1%
James M. Willey (5)........................................         1,089,583                       8.1%
Thomas P. Willey. (5)......................................         1,089,583                       8.1%
Laurence DeFranco (6)......................................           450,000                       3.4%
William Lilley III (6).....................................           450,000                       3.4%
Richard S. Levy (7) .......................................           318,000                       2.4%
Nathan Gantcher(8).........................................           300,000                       2.2%
Edward T. Stolarski(9).....................................           250,400                       1.9%
Ottavio Serena (10)........................................           250,000                       1.9%
Hillary Kelbick(11)........................................           190,000                       1.4%
Jonathan Foster(12)........................................           160,000                       1.2%
J. William Grimes(13)......................................           154,000                       1.2%
Susan Michaelson(14).......................................           150,000                       1.1%

All directors and executive officers
as a group (14 persons) ...................................        13,248,566                      66.5%

(1) Directly and indirectly. The inclusion of securities owned by others as beneficially owned by the respective individuals does not constitute an admission that such securities are beneficially owned by them. Unless otherwise indicated, the business address for each of such beneficial owners is c/o Financial Performance Corporation, 777 Third Avenue, 30th Floor, New York, New York 10017.

(2) Includes: (i) 2,006,422 shares of common stock; and (ii) 2,500,000 shares of common stock subject to options granted by Mr. Trump to Mr. Silverman and Mr. Nash to each purchase 1,250,000 shares of common stock of the Company owned by Mr. Trump (the "Trump Options"). Mr. Silverman is deemed to beneficially own 1,250,000 shares underlying the Trump Options and Mr. Nash is deemed to beneficially own 1,250,000 shares underlying the Trump Options. Mr. Trump has sole dispositive power and may be deemed to share voting power with respect to the 2,006,422 shares beneficially owned by him, and may be deemed to share voting power and, under certain circumstances, dispositive power with respect to the 2,500,000 shares subject to Trump Options, pursuant to the agreements relating to the Trump Options and the agreements among the Company, Messrs. Trump, Silverman and Nash, and other stockholders. The business address of Mr. Trump is c/o Trump Management, Inc., 2611 West Second Street, Brooklyn, New York 11223. See Notes (3) and (4) below and "Item 12. Certain Relationships and Related Transactions."

(3) Includes: (i) 681,000 shares of common stock; (ii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until November 17, 2004, at $.43 per share; (iii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until January 10, 2005 at $14.50 per share; (iv) options to purchase 500,000 shares of common stock of the Company from Mr. Trump, exercisable until November 17, 2001, at $.8125 per share; (v) options to purchase 500,000 shares of common stock of the Company from Mr. Trump, exercisable until November 17, 2002, at $1.3125 per share; (vi) options to purchase 250,000 shares of common stock of the Company from Mr. Trump, exercisable until November 17, 2002, at $5.00 per share; (vii) 200,000 shares upon conversion of the Company's Class A Convertible Preferred Stock into common stock of the Company; and (viii) 98,000 shares upon conversion of a subordinated convertible promissory note of the Company held by Mr. Silverman. Mr. Silverman may be deemed to share voting power and dispositive power with respect to the 1,250,000 shares underlying his Trump Options, pursuant to the agreements relating to the Trump Options and the agreements among the Company and Messrs. Trump, Silverman and Nash, and other stockholders. Mr. Silverman may be deemed to share voting power and, under certain circumstances, dispositive power over the shares of common stock of the Company owned by Mr. Trump. Mr. Silverman expressly disclaims beneficial ownership, by reason of the Stockholders Agreement among the Company and Messrs. Trump, Silverman and Nash, of the common stock owned by Mr. Trump. See "Item 12 - Certain Relationships and Related Transactions."

(4) Includes: (i) 623,000 shares of common stock; (ii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until November 17, 2004 at $.43 per share; (iii) options to purchase 1,000,000 shares of common stock of the Company, exercisable until January 10, 2005, at $14.50 per share; (iv) options to purchase 500,000 shares of common stock of the Company from Mr. Trump, exercisable until November 17, 2001, at $.8125 per share; (v) options to purchase 500,000 shares of common stock of the Company from Mr. Trump, exercisable until November 17, 2002, at $1.3125 per share; (vi) options to purchase 250,000 shares of common stock of the Company from Mr. Trump, exercisable until November 17, 2002, at $5.00 per share; (vii) 200,000 shares upon conversion of the Company's Class A Convertible Preferred Stock into common stock of the Company; and (viii) 98,000 shares upon conversion of a subordinated convertible promissory note of the Company held by Mr. Nash. Mr. Nash may be deemed to share voting and dispositive power with respect to the 1,250,000 shares underlying his Trump Options, pursuant to the agreements relating to the Trump Options and the agreements among the Company and Messrs. Trump, Silverman and Nash, and other stockholders. Mr. Nash may be deemed to share voting power and, under certain circumstances, dispositive power over the shares of common stock of the Company owned by Mr. Trump. Mr. Nash expressly disclaims beneficial ownership, by reason of the Stockholders Agreement among the Company and Messrs. Trump, Silverman and Nash, of the common stock owned by Mr. Trump. "See Item 12 - Certain Relationships and Related Transactions."

(5) For each of such individuals, includes 756,250 shares of common stock and 333,333 shares of common stock which may be acquired upon conversion of a convertible subordinated promissory note. The business address for each of such individuals is: 10 Main Street, Rochester, New Hampshire 13839.

(6)      The business addresses for the following individuals are as follows:
         William Lilley III: 1615 L Street, Suite 540, Washington, D.C. 20036; and, Laurence DeFranco: 1420 Spring Hill Road, Suite 300, McLean, Virginia 22102.

(7) Includes 118,000 shares of common stock and 200,000 shares which may be acquired pursuant to stock options which are currently exercisable. The business address of Mr. Levy is c/o Insignia/ESG, One Liberty Plaza, New York, New York 10006.

(8) Includes 150,000 shares of common stock which may be acquired pursuant to stock options which are currently exercisable and 150,000 shares upon conversion of the Company's Class A Convertible Preferred Stock into common stock of the Company.

(9) Includes 400 shares of common stock and 250,000 shares of common stock which may be acquired pursuant to existing stock options which are exercisable on or before May 31, 2001.

(10) Includes 200,000 shares which may be acquired pursuant to existing warrants which are currently exercisable. Also includes 50,000 shares of common stock issuable upon the exercise of warrants granted to Mr. Serena's wife, Charlotte Tuck, which securities Mr. Serena may be deemed to beneficially own. Mr. Serena disclaims beneficial ownership of the shares owned by his wife. The business address of Mr. Serena is 46 East 70th Street, New York, New York 10021.

(11) Includes 40,000 shares of common stock and 150,000 shares which may be acquired pursuant to existing options which are currently exercisable. The business address for Ms. Kelbick is c/o Michaelson Kelbick Partners, Inc., 335 Madison Avenue, 8th Floor, New York, New York 10017.

(12) Includes 150,000 shares of common stock which may be acquired pursuant to stock options which are currently exercisable and 10,000 shares upon conversion of the Company's Class A Convertible Preferred Stock into common stock of the Company.

(13) Includes 4,000 shares of common stock and 150,000 shares of common stock which may be acquired pursuant to stock options which are currently exercisable.

(14) Includes 150,000 shares which may be acquired pursuant to existing options which are currently exercisable. The business address for Ms. Michaelson is c/o Michaelson Kelbick Partners, Inc., 335 Madison Avenue, 8th Floor, New York, New York 10017.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         On November 17, 1999, at the time each of Mr. Silverman and Mr. Nash purchased common stock of the Company from Robert Trump, and as an inducement for Messrs. Silverman and Nash to join the Company's Board of Directors, the Company granted to each of Messrs. Silverman and Nash options to purchase 1,000,000 shares of common stock of the Company. The options were immediately exercisable at $.43 per share and expire five years from the date of grant. Messrs. Silverman and Nash were elected to the Board of Directors on such date.

         In connection with the purchase of shares of the Company's common stock by Messrs. Silverman and Nash from Mr. Trump in November 1999, we entered into a Stockholders Agreement dated as of November 17, 1999 with Messrs. Silverman, Nash and Trump. Under the Stockholders Agreement, these stockholders agreed that as long as Mr. Silverman holds more than 500,000 shares of the Company's common stock, Mr. Silverman will have the right to designate himself or another individual as a nominee for election as a director of the Company, and that as long as Mr. Nash holds more than 500,000 shares of the Company's common stock, Mr. Nash will have the right to designate himself or another individual as a nominee for election as a director of the Company. Further, Mr. Trump agreed to vote all of the shares of common stock beneficially owned by him in favor of the election of the Silverman and Nash designees. In addition, under the Stockholders Agreement, Mr. Trump agreed not to vote his shares in favor of any of the following actions without the written consent of Mr. Silverman for so long as Mr. Silverman owns at least 500,000 shares of common stock, or Mr. Nash for so long as Mr. Nash owns at least 500,000 shares of common stock: (i) the making, alteration, amendment or repeal of the certificate of incorporation or any part thereof, or the making, alteration, amendment or repeal of the by-laws or any part thereof, of the Company or any of its subsidiaries; (ii) the sale of all or substantially all of the assets of the Company or any of its subsidiaries in any one transaction or series of related transactions; (iii) the merger, consolidation or other business combination of the Company or any of its subsidiaries with or into any other person or entity or a statutory share exchange between the Company or any of its subsidiaries and any other person or entity; (iv) the liquidation, dissolution or winding up of the Company or any of its subsidiaries; or (v) the entering into of any contract, agreement or commitment to do, the authorization, approval, ratification or confirmation of, or the delegation of the power to act on behalf of the Company or the Board of Directors in respect of, any of the foregoing actions.

         In connection with the transactions described above, we also entered into a Registration Rights Agreement, dated as of November 17, 1999, with Messrs. Trump, Finley, Silverman and Nash. The Registration Rights Agreement covers all of the shares (including the shares underlying the options) owned by Messrs. Trump, Finley, Silverman and Nash on the date of the agreement. The Registration Rights Agreement includes demand registration rights for each stockholder and piggyback registration rights and requires us to file a shelf registration statement covering the shares owned by Messrs. Trump, Finley, Silverman, and Nash within 120 days from the date of the agreement. The Registration Rights agreement replaces and supercedes all prior registration rights granted to Messrs. Trump and Finley.

         Mr. Trump loaned to the Company $500,000 in December 1999. The loan provided for interest at the rate of 10% per year and principal and interest were due on February 15, 2000. The promissory note evidencing the loan was secured by a first priority security interest in a $500,000 certificate of deposit that we purchased with the proceeds of the loan. The $500,000 principal of the loan was repaid to Mr. Trump on February 15, 2000.

         On January 10, 2000, Mr. Silverman was named Chairman and Chief Executive Officer of the Company and Mr. Nash was named President of the Company. Each of Messrs. Silverman and Nash agreed to accept, in lieu of salary for year 2000, options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $14.50 per share. The options were immediately exercisable and expire five years from the date of the grant.

         On January 16, 2001, the Company concluded the acquisition of 100% of the shares of common stock of Willey Brothers. In connection with the acquisition, the Company entered into a Stock Purchase Agreement, dated as of January 11, 2001 (the "Stock Purchase Agreement"), by and among James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 ("J. Willey"), Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998 ("T. Willey;" J. Willey and T. Willey are collectively referred to as the "Sellers"), and the Company. The purchase price for the shares of Willey Brothers (the "Purchase Price"), delivered to the Sellers on January 16, 2001, consisted of the following: $15.5 million in cash; two subordinated convertible promissory notes, each in the principal amount of $3,750,000 and convertible, subject to shareholder ratification of such conversion rights by the shareholders of the Company and in accordance with their terms, into shares of common stock of the Company at $4.00 per share (the "Subordinated Notes"); 1,512,500 shares of common stock of the Company, restricted in accordance with the terms of the Stock Purchase Agreement; two subordinated convertible promissory notes, each in the principal amount of $1,000,000 and convertible in accordance with their terms into shares of common stock of the Company at $3.00 per share; and, an earn-out opportunity to each of the Sellers, pursuant to which they have the opportunity to receive aggregate cash payments of up to $600,000 annually for each of the next five years in the event earnings before interest, taxes, depreciation and amortization of Willey Brothers exceeds certain targets as defined in the Stock Purchase Agreement. At the time of the transaction, the Company entered into employment agreements with each of J. Willey and T. Willey. Pursuant to the terms of such agreements, J. Willey and T. Willey will serve as co-chief executive officers of Willey Brothers for a period of five years with automatic extensions for additional one year periods unless notice of election not to extend is provided by either party at least 90 days prior to expiration of the then-current term, at a base salary of $200,000 per annum. Each of J. Willey and T. Willey are eligible to participate in the employee benefit plans offered by Willey Brothers to senior executive employees.

         In connection with the transactions described above, the Company entered into an Agreement, dated as of January 11, 2001, with Robert Trump, Jeffrey S. Silverman, Ronald Nash, William Lilley III, Laurence J. DeFranco, James M. Willey and Thomas P. Willey, pursuant to which the Company has agreed to submit to its shareholders, as soon as practicable, a proxy statement, including, among other matters, a proposal seeking shareholder ratification of conversion of the Preferred Stock into common stock of the Company and the conversion rights of the Sellers to convert the Subordinated Notes into common stock of the Company in accordance with their terms. The individuals who are parties to the Agreement have agreed to vote in favor of such proposals. In March 2001, the parties amended the agreement to provide that such parties will vote their shares for a proposal to ratify the options granted in 1999 and 2000 by the Company to each of Messrs. Silverman, Nash, Stolarski, Foster, Gantcher and Grimes.

         In January 2001 the Company issued 1,650,000 shares of Class A Convertible Preferred Stock (the "Preferred Stock"), at a purchase price of $2.50 per share. The Preferred Stock is non-voting and convertible into shares of common stock of the Company on a share-for-share basis at the next meeting of shareholders of the Company. The following officers and directors purchased such Preferred Stock, as follows: Mr. Silverman - 200,000 shares; Mr. Nash - 200,000 shares; Mr. Gantcher - 150,000; and, Mr. Foster - 10,000 shares. A portion of the aggregate of $4,125,000 received by the Company from the issuance of the Preferred Stock was used to pay, in part, the Purchase Price for the shares of Willey Brothers acquired on January 16, 2001, as described above.

         In January 2001, as of the closing of the Willey Brothers acquisition, the Company disposed of all of the shares of capital stock of MKP owned by the Company to MKP. The proceeds of $2 million in cash received by the Company from the disposition of the MKP shares was used to pay a portion of the Purchase Price for the shares of Willey Brothers. The Company and MKP agreed that other than MKP's obligation to pay to the Company consulting fees for 2001 the Company would have been otherwise entitled to from MKP, each of MKP and the Company shall have no obligations to the other under the Restated and Amended Shareholders Agreement of MKP, dated as of October 1, 1998, as amended.

         During 2000, Mr. Lilley loaned to iMapData $100,000, evidenced by a Promissory Note dated February 12, 2001. The loan provides for no payment of interest, but provides that iMapData's tax accountant shall determine the portions of each principal payment which shall be categorized as "imputed principal" and "imputed interest" in accordance with the Internal Revenue Code of 1986, as amended. Payment of the outstanding principal balance of the loan is due and payable on April 1, 2002.

         During 2000, each of Messrs. Silverman and Nash loaned to iMapData $50,000, evidenced by a Promissory Note dated February 12, 2001. The loans provide for no payment of interest. Payments of principal are payable on January 31 of each year after the second anniversary of the Notes, in amounts equal to 5% of iMapData's total cash receipts, gross sales proceeds and amounts set aside as reserves by management of iMapData which management has determined are no longer necessary, less total cash disbursements of iMapData, and less reasonable operating reserves set aside by iMapData in accordance with iMapData's approved budget. In addition, during 2000, each of Messrs. Silverman and Nash loaned to the Company an aggregate of $245,000, which were subsequently extended and modified by a Subordinated Convertible Promissory Note dated March 1, 2001. Each of the Promissory Notes provides for payment of the $245,000 principal, with interest accrued thereon at the applicable Federal rate per annum, on February 12, 2006. Each of the Promissory Notes allows the holder thereof to convert the principal and accrued but unpaid interest into shares of common stock of the Company at a conversion rate of $2.50 per share, the closing price of the Company's common stock on March 1, 2001. The Company's obligations under the Promissory Notes are subordinate to present and future indebtedness or obligations of the Company and its affiliates for borrowed money.

         In March 2000, the Company acquired 100% of the shares of common stock of iMapData and, in consideration thereof, delivered 500,000 shares of the common stock of the Company to each of Laurence DeFranco and William Lilley III. At the time, Mr. Lilley was elected to the Board of Directors of the Company. On February 12, 2001, an investor group, including BG Media Intermediate Fund L.P. of New York, of which Mr. Grimes, a director of the Company, is a principal, made a $3 million equity investment in exchange for a minority position in iMapData. At the time of such investment, each of Mr. Lilley and Mr. DeFranco exchanged 50,000 shares of the Company's common stock they had acquired at the time they sold iMapData to the Company in March 2000, for a 2.5% interest in iMapData. The Company is party to a Stockholders Agreement, dated February 12, 2001, among the Company, iMapData, BG Media Intermediate Fund L.P., 1404467 Ontario Limited, William Lilley III and Laurence DeFranco.

         In October 1998, in consideration for services rendered by Richard Levy, a director of the Company, we granted to Mr. Levy warrants to purchase 100,000 shares of common stock, exercisable at $0.50 per share, through October 2001. In November 1999, we extended the expiration date of these warrants to November 30, 2004. All of the warrants owned by Mr. Levy are exercisable immediately. In December 1999, we issued to Mr. Levy 150,000 shares of common stock as compensation for services rendered in connection with the transactions by and among Messrs. Trump, Silverman, Nash and the Company.

         In October 1998, in consideration for services rendered by Ottavio Serena as a director of the Company, we granted to Mr. Serena warrants to purchase 100,000 shares of common stock, exercisable at $0.50 per share, through October 31, 2001. In October 1998, we granted to Mr. Serena warrants to purchase an additional 100,000 shares of common stock on the same terms as compensation for certain investment banking and consulting services Mr. Serena furnished to us. In November 1999, we extended the expiration dates of these warrants to November 30, 2004. All of the warrants owned by Mr. Serena are immediately exercisable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) The Company's consolidated financial statements that are listed in
Item 7 are set forth at the end of this Annual Report on Form 10-KSB. The following exhibits are included herewith unless otherwise indicated:


         2.1 Stock Purchase Agreement, dated as of January 11, 2001, by and among James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998 (collectively, the "Sellers"), and the Company, including the form of each of the $3,750,000 Subordinated Convertible Promissory Notes and $1,000,000 Subordinated Convertible Promissory Notes payable by the Company to the Sellers (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

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

         4.2 Certificate of Designations of Class A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

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

         10.39 Option Agreement dated as of January 10, 2000 between the Company and Jeffrey Silverman (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

         10.40 Option Agreement dated as of January 10, 2000 between the Company and Ronald Nash (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

         10.41 Agreement and Plan of Merger dated February 23, 2000 between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. DeFranco (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24, 2000).

         10.42 Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 100,000 shares of common stock; Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment Agreement dated April 25, 2000 between the Company and Edward T. Stolarski (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB for the three months ended March 31,
                  2000).

         10.43 Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation and Willey Brothers, Inc., and Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

         10.44 Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump and Laurence DeFranco (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2001), as amended by an Amendment, dated as of March 21, 2001, among such parties.

         10.45 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000; and Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000. These notes are incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2001.

         10.46 Promissory Note, dated February 12, 2001, made by iMapData in favor of Ronald Nash, in the principal amount of $50,000; Promissory Note, dated February 12, 2001, made by iMapData in favor of Jeffrey Silverman, in the principal amount of $50,000; and Promissory Note, dated February 12, 2001, made by iMapData in favor of William Lilley, in the principal amount of $100,000.

         10.47 Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Jeffery S. Silverman, in the principal amount of $245,000; and, Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Ronald Nash, in the principal amount of $245,000.

         10.48 Stock Option Agreements, dated August 9, 2000, between the Company and each of Jonathan Foster, Nathan Gantcher and William Grimes.

         10.49 Stockholders' Agreement, dated February 12, 2001, by and among iMapData.com, Inc., Financial Performance Corporation, 1404467 Ontario Limited, BG Media Intermediate Fund L.P., William Lilley and Laurence DeFranco.

         16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit
                  16.1 to the Company's Current Report on Form 8-K filed January 24, 2000).

         21.1     Subsidiaries


         (b) The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----
Report of Independent Certified Public Accountants                 F-2

Financial Statements

      Consolidated Balance Sheets                                F-3 - F-4

      Consolidated Statements of Operations                        F-5

      Consolidated Statement of Stockholders' Equity               F-6

      Consolidated Statements of Cash Flows                        F-7

      Notes to Consolidated Financial Statements                 F-8 - F-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
    FINANCIAL PERFORMANCE CORPORATION


We have audited the accompanying consolidated balance sheets of Financial Performance Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Financial Performance Corporation and Subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




New York, New York
March 27, 2001

               Financial Performance Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                     PRO FORMA
                                                        2000
                          ASSETS                    (UNAUDITED)            2000             1999
                                                    -----------        -----------        ----------
Current assets
   Cash and cash equivalents                                           $   203,643        $  167,410
   Restricted cash                                                                           500,000
   Accounts receivable, net                         $ 8,691,796            175,700
   Costs and estimated earnings in excess
       of billings                                    1,121,736
   Inventories                                        3,305,846
   Prepaid expenses and other current assets            643,218            191,932           320,809
   Deferred income tax asset                            699,000
   Net assets held for sale                                              1,900,000         3,265,618
                                                    -----------        -----------        ----------
         Total current assets                        14,461,596          2,471,275         4,253,837

Property and equipment, net of accumulated
    depreciation                                      1,405,858            262,542           124,003

Goodwill, net of accumulated amortization            35,951,625         11,002,844

Deferred acquisition and financing costs              1,617,698            525,000

Other assets                                            186,060             42,088           120,779
                                                    -----------        -----------        ----------
                                                    $53,622,837        $14,303,749        $4,498,619
                                                    ===========        ===========        ==========


The accompanying notes are an integral part of these statements.

               Financial Performance Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                            PRO FORMA
                                                               2000
                                                            (UNAUDITED)              2000               1999
                                                            ------------         ------------         -----------
                      LIABILITIES AND
                    STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                    $  8,078,635         $    829,034         $   505,577
   Due to stockholder                                          1,277,756
   Billings in excess of costs and estimated
       Earnings                                                1,886,019
   Income taxes payable                                          303,534
   Capital lease obligations, current portion                    103,205
   Current maturities of long-term debt                          877,184
   Secured promissory note due to stockholder                                                             500,000
                                                            ------------         ------------         -----------
         Total current liabilities                            12,526,333              829,034           1,005,577

Long-term debt                                                 7,940,000              690,000
Subordinated convertible notes payable                         8,833,333
Capital lease obligations                                        171,789

Stockholders' equity
    Class A convertible preferred stock - 1,650,000
       shares, $.01 par value authorized, issued and
       Outstanding                                                16,500
    Common stock - 50,000,000 shares authorized,
       $.01 par value; 11,458,040 and
       9,928,034 shares issued and outstanding
       at December 31, 2000 and 1999,
       respectively, 12,970,540
       outstanding on a pro forma basis                          129,705              114,580              99,280
   Additional paid-in capital                                 33,433,183           22,079,129           7,945,696
   Accumulated deficit                                        (9,408,994)          (9,408,994)         (4,551,934)
   Accumulated other comprehensive loss                          (19,012)
                                                            ------------         ------------         -----------
                                                              24,151,382           12,784,715           3,493,042
                                                            ------------         ------------         -----------
                                                            $ 53,622,837         $ 14,303,749         $ 4,498,619
                                                            ============         ============         ===========

The accompanying notes are an integral part of these statements.

               Financial Performance Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                    2000                1999
                                                                ------------         -----------
Revenues                                                        $  1,834,084
Costs and expenses
    Cost of revenues                                                 985,418
    Salaries and related expenses                                  1,394,321         $   414,422
    Selling, general and administrative                            2,100,116           1,237,737
    Impairment of goodwill                                         1,150,000
    Depreciation and amortization                                    888,917              59,127
                                                                ------------         -----------
                                                                   6,518,772           1,711,286
                                                                ------------         -----------
         Operating loss                                           (4,684,688)         (1,711,286)
                                                                ------------         -----------

Other income (expenses)
    Investment income                                                  8,285              24,292
    Management fee income                                            201,277             765,806
    Loss from FPC Information Corp.                                                     (167,000)
    Write-off of investment in FPC Information Corp.                                    (478,224)
                                                                ------------         -----------
                                                                     209,562             144,874
                                                                ------------         -----------
         Loss from continuing operations before
           income taxes                                           (4,475,126)         (1,566,412)
Income taxes                                                                              20,372
                                                                ------------         -----------
Loss from continuing operations                                   (4,475,126)         (1,586,784)

Income from discontinued operations, net of tax
    benefit of $90,031 for 2000 and provision of $89,434
    for 1999                                                         304,708             724,000
Estimated loss on disposal of discontinued operations               (686,642)
                                                                ------------         -----------
                                                                    (381,934)            724,000
                                                                ------------         -----------
         NET LOSS                                               $ (4,857,060)        $  (862,784)
                                                                ============         ===========
Basic and diluted income (loss) per share
    Continuing operations                                       $       (.41)        $      (.17)
    Discontinued operations                                             (.03)                .08
                                                                ------------         -----------
                                                                $       (.44)        $      (.09)
                                                                ============         ===========
Weighed average shares outstanding
    Basic and diluted                                             11,156,600           9,520,263
                                                                ============         ===========

The accompanying notes are an integral part of these statements.

               Financial Performance Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999



                                                Common stock               Additional
                                          -------------------------          paid-in        Accumulated
                                           Shares         Par value          capital           deficit             Total
                                        -----------       -----------       -----------      ------------       ------------
Balance at January 1, 1999                9,471,534       $    94,715       $ 7,756,261      $ (3,689,150)      $  4,161,826
Issuance of shares upon
   exercise of warrants                     156,500             1,565            79,935                               81,500
Issuance of shares for services             300,000             3,000           109,500                              112,500
Net loss                                                                                         (862,784)          (862,784)
                                        -----------       -----------       -----------      ------------       ------------
Balance at December 31, 1999              9,928,034            99,280         7,945,696        (4,551,934)         3,493,042
Issuance of shares for acquisition
   of iMapData.com, Inc.                  1,000,000            10,000        12,990,000                           13,000,000
Issuance of shares upon exercise
   of warrants                              505,000             5,050           399,950                              405,000
Compensation expense for
    services contributed by
    an officer of the Company                                                   150,000                              150,000
Options issued for services
   rendered in connection with
   financing an acquisition                                                     525,000                              525,000
Issuance of shares for services
   provided                                  25,006               250            68,483                               68,733
Net loss                                                                                       (4,857,060)        (4,857,060)
                                        -----------       -----------       -----------      ------------       ------------
BALANCE AT DECEMBER 31, 2000             11,458,040       $   114,580       $22,079,129      $ (9,408,994)      $ 12,784,715
                                        ===========       ===========       ===========      ============       ============

The accompanying notes are an integral part of this statement.

               Financial Performance Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                       2000                1999
                                                                                   -----------         -----------
Cash flows from operating activities of continuing operations
  Net loss from continuing operations                                              $(4,475,126)        $(1,586,784)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations
      Depreciation and amortization                                                    888,917              59,127
      Amortization of deferred compensation                                            246,400
      Impairment of goodwill                                                         1,150,000
      Loss from and write-off of FPC Information Corp.                                                     645,224
      Noncash compensation                                                             218,733             112,500
      Gain on sale of securities                                                                           (24,292)
      Changes in operating assets and liabilities, net of effects from acquisition
           Accounts receivable                                                         135,280
           Prepaid expenses and other current assets                                    44,532            (289,534)
           Other assets                                                                (14,658)              7,027
           Accounts payable and accrued expenses                                       198,966             142,446
                                                                                   -----------         -----------
       Net cash used in operating activities of continuing operations               (1,606,956)           (934,286)
                                                                                   -----------         -----------
       Net cash provided by operating activities of discontinued operations            983,684             666,693
                                                                                   -----------         -----------
Cash flows from investing activities of continuing operations
     Acquisition of equipment                                                         (153,672)            (68,656)
     Restricted cash                                                                   500,000            (500,000)
     Proceeds from sale of investments                                                                      84,292
     Purchases of investments                                                         (150,000)            (60,000)
     Investment in FPC Information Corp.                                                                    20,815
     Closing costs paid in acquisition of iMapData.com, Inc.                          (131,823)
                                                                                   -----------         -----------
       Net cash provided by (used in) investing activities
          of continuing operations                                                      64,505            (523,549)
                                                                                   -----------         -----------
Cash flows from financing activities of continuing operations
  Proceeds from long-term debt                                                         690,000
  Proceeds from exercise of warrants                                                   405,000              81,500
  Proceeds from secured promissory note                                                                    500,000
  Repayment of secured promissory note                                                (500,000)
                                                                                   -----------         -----------
       Net cash provided by financing activities of continuing operations              595,000             581,500
                                                                                   -----------         -----------
       NET INCREASE (DECREASE) IN CASH                                                  36,233            (209,642)
Cash and cash equivalents, at beginning of year                                        167,410             377,052
                                                                                   -----------         -----------
Cash and cash equivalents, at end of year                                          $   203,643         $   167,410
                                                                                   ===========         ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for
      Income taxes                                                                 $      --           $    20,372
                                                                                   ===========         ===========


Supplemental schedule of noncash investing and financing activities:
   In 2000, the Company purchased all the capital stock of iMapData.com, Inc. in exchange for 1,000,000 shares of common stock. The Company issued stock valued at $13 million in exchange for net assets with a fair value of $264,106.

   In 2000, the Company issued stock options valued at $525,000 for services provided in connection with an acquisition.


The accompanying notes are an integral part of these statements.

               Financial Performance Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE A - NATURE OF BUSINESS

     Financial Performance Corporation (the "Company") operated in two segments through its subsidiaries. iMapData.com, Inc., ("iMapData"), a majority owned subsidiary, which was acquired by the Company on March 3, 2000 (see Note D), provides companies, governmental agencies and trade organizations with access through digital computer software to competitive marketing, economic and other data on a secure proprietary web site. Michaelson Kelbick Partners Inc. ("MKP"), an 80% owned subsidiary, markets merger communications services to the financial services industry. On January 16, 2001, the Company disposed of its interest in MKP. The results of operations for MKP have been presented as a discontinued operation (see Note C).


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Principles of Consolidation

         The consolidated financial statements include the accounts of Financial Performance Corporation and its majority owned subsidiary iMapData, from date of acquisition. Its 80%-owned subsidiary, MKP, has been presented on the consolidated balance sheet under the caption net assets held for sale. All significant intercompany accounts and transactions have been eliminated.

     2.  Earnings (Loss) Per Common Share

         Basic earnings (loss) per common share were calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Basic and diluted earnings (loss) per share are the same, since there were no securities outstanding which have a dilutive effect during 2000 and 1999.

     3.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE B (CONTINUED)

     4.  Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     5.  Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the applicable assets ranging from five to seven years.

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

     6.   Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Nonemployee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issued Task Force ("EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under EITF No. 96-18, where the fair value of the equity instrument is more reliably measurable that the fair value of services received, such services will be valued based of the fair value of the equity instrument.

     7.  Revenue Recognition

         Revenue is recognized as services are rendered.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999


NOTE B (CONTINUED)

8.       Goodwill

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized on the straight-line basis over fifteen years. When events and circumstances so indicate, all long-term assets, including goodwill, are assessed for recoverability based upon net cash flow forecasts. The Company recorded an impairment loss on goodwill resulting from its acquisition of iMap Data (see Note D).

9.       Fair Value of Financial Instruments

         The fair values of cash and cash equivalents are not significantly different from their carrying values, due to their short-term nature.

10.      Concentration of Credit Risk

         Financial instruments that subject the Company to credit risk primarily consist of accounts receivable (see Note I).

11.      Recently Issued Accounting Standards

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by the Company on July 1, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The adoption of this statement does not impact the Company's historical financial statements, as the Company currently does not use derivative instruments.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which summarizes the views of the Commission staff in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. Our revenue recognition principles are consistent with the guidance set forth in SAB 101, which the Company adopted on July 1, 2000.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE B (CONTINUED)

         EITF 00-2, "Accounting for Web Site Development Costs," issued February 2000, became effective no later than July 1, 2000. This pronouncement requires the capitalization and amortization of certain web site software costs in instances where the web site is used for internal use. The Company adopted EITF 00-2 on July 1, 2000, and its adoption does not have a material effect on the Company's financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25" ("FIN 44"). This Interpretation clarifies certain issues relating to stock compensation. The adoption of this interpretation on July 1, 2000 did not have any impact on the Company's historical financial statements.


NOTE C - DISCONTINUED OPERATIONS

     On January 16, 2001, the Company sold all of its stock of MKP, its 80% owned subsidiary, to the minority shareholders in MKP in exchange for a cash payment of $2,000,000, forgiveness of debt and receipt of consulting fees for 2001 that the Company would have otherwise been entitled to receive from MKP. At December 31, 2000, the carrying value of the net assets held for sale was reduced to fair value based on the proceeds from the sale, estimating no management fees in 2001. This would result in a loss of $686,642, which is reflected on the consolidated statement of operations as an estimated loss on disposal of discontinued operations. The MKP segment is accounted for as a discontinued operation, and, accordingly, amounts in the financial statements and notes for years shown have been restated to reflect it as a discontinued operation. The net assets of MKP in the amounts of $1,900,000 and $3,265,618 have been segregated on the consolidated balance sheet as of December 31, 2000 and 1999, respectively. Summarized results of MKP are shown separately as discontinued operations in the accompanying financial statements.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE C (CONTINUED)

     The amounts of the net assets held for sale are as follows:

                                                              2000               1999
                                                          -----------         ----------
Assets
    Cash and cash equivalents                             $ 3,074,000         $4,012,000
    Short-term investments                                     95,000            485,000
    Accounts receivable                                       386,000             25,000
    Other current assets                                      426,000               --
    Property and equipment, net                                79,000             96,000
    Other assets                                              267,000            160,000
                                                          -----------         ----------
         Total assets                                       4,327,000          4,778,000
                                                          -----------         ----------

Liabilities
    Accounts payable and accrued expenses                     635,000            483,000
    Minority interest                                       1,105,000          1,029,000
                                                          -----------         ----------
         Total liabilities                                  1,740,000          1,512,000
                                                          -----------         ----------
         Net assets held for sale before reduction
            to fair value                                   2,587,000          3,266,000
         Reduction to fair value                             (687,000)              --
                                                          -----------         ----------
         Net assets held for sale                         $ 1,900,000         $3,266,000
                                                          ===========         ==========

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE C (CONTINUED)

     Summary of operating results for MKP, for the years ended December 31, 2000 and 1999, are as follows:


                                                          2000                 1999
                                                      ------------         ------------
Revenues                                              $ 10,123,000         $ 12,269,000

Cost and expenses
  Cost of revenues                                       7,986,000            8,986,000
  Salaries and related expenses                            967,000            1,021,000
  Selling, general and administrative expenses           1,036,000            1,300,000
  Depreciation and amortization                             36,000               52,000
                                                      ------------         ------------
                                                        10,025,000           11,359,000
                                                      ------------         ------------
Operating income                                            98,000              910,000

Other income (expense)
Investment income                                          171,000              107,000
Minority interest                                          (76,000)            (181,000)
                                                      ------------         ------------
                                                            95,000              (74,000)
                                                      ------------         ------------
Income before income taxes (benefit)                       193,000              836,000
Income taxes (benefit)                                    (112,000)             112,000
                                                      ------------         ------------
Net income from discontinued operations               $    305,000         $    724,000
                                                      ============         ============

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE D - ACQUISITION OF IMAPDATA.COM, INC.

     On March 3, 2000 the Company acquired all of the outstanding stock of iMapData.com, Inc. ("iMapData") for $13,131,823, including closing costs of $131,823. The transaction has been accounted for as a purchase, and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The acquisition was made with the issuance of 1 million shares of the Company's common stock valued at $13 million. The Company allocated the excess of the purchase price over the fair value of the net assets acquired to goodwill and the balance at December 31, 2000 is as follows:

     Total purchase price, including closing costs        $13,131,823
     Fair value of net assets acquired                        264,106
                                                          -----------
     Purchase price in excess of fair value of net
         assets acquired allocated to goodwill             12,867,717
                                                          -----------
     Less:
         Impairment of goodwill                             1,150,000
         Accumulated amortization                             714,873
                                                          -----------
     Goodwill, net of accumulated amortization            $11,002,844
                                                          ===========

     The Company recorded an impairment to goodwill of $1,150,000 based upon the implied value of the sale of a 27.27% minority interest in iMapData to a third party for $3,000,000 in February 2001.

     Unaudited proforma operating results for the years ended December 31, 2000 and 1999 for the Company, assuming the acquisition of iMapData occurred on December 31, 1998, are as follows:


                                                    2000                 1999
                                                -----------         -----------
     Revenues                                   $ 2,221,084         $ 1,387,730
     Loss from continuing operations             (4,475,126)         (1,481,342)
     Income from discontinued operations            304,708             724,000
     Estimated loss on disposal of
         discontinued operations                   (686,642)               --
     Basic and diluted loss per share
         Continuing operations                  $      (.41)        $      (.14)
         Discontinued operations                       (.03)                .07
                                                -----------         -----------
                                                $      (.44)        $      (.07)
                                                ===========         ===========

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE E - TRANSACTIONS WITH SIGNIFICANT STOCKHOLDERS

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

     On January 10, 2000, Jeffrey Silverman was named Chairman and Chief Executive Officer of the Company and Ronald Nash was named President of the Company. In lieu of a salary, Messrs. Silverman and Nash each accepted from the Company five-year options to purchase 1,000,000 shares of the Company's common stock immediately exercisable at $14.50 per share. Accordingly, no compensation expense was recorded. The options issued have been accounted for in accordance with APB No. 25.

     During the year, the Company recorded compensation expense and additional paid-in capital of $150,000 for services contributed by its chief executive officer.

     Long-term debt at December 31, 2000 consists of the following notes due to stockholders:

          Notes payable, due February 12, 2006 (a)        $490,000

          Promissory Notes, noninterest-bearing,
              payable on April 1, 2002                     100,000

          Promissory Notes, noninterest-bearing
              payable no sooner than February 2003         100,000
                                                          --------
                                                          $690,000
                                                          ========

     (a) On March 1, 2001, the loans were extended and the terms were modified whereby the Company issued subordinated convertible promissory notes. The notes accrue interest at the applicable Federal rate per annum. The notes with accrued interest are convertible into shares of the Company's common stock at $2.50 per share at the option of the noteholder.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999


NOTE F - PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation are as follows:


                                                 2000            1999
                                               --------        --------
          Computer equipment                   $289,118        $120,663
          Furniture and fixtures                228,856         145,531
          Leasehold improvements                 88,971          33,975
                                               --------        --------
                                                606,945         300,169
          Less accumulated depreciation         344,403         176,166
                                               --------        --------
                                               $262,542        $124,003
                                               ========        ========

     Depreciation expense was $78,551 and $39,015 for the years ended December 31, 2000 and 1999, respectively.


NOTE G - INCOME TAXES

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $5.4 million, which expire in various years through 2020, available to offset future taxable income. At December 31, 2000, the Company had a deferred tax asset amounting to approximately $2.2 million. The deferred tax asset consists primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest.


NOTE H - WRITE-OFF OF INVESTMENT IN FPC INFORMATION CORP.

     During the fourth quarter of 1999, the Company wrote off its equity investment in FPC Information Corp. The Company continually reviews all components of its business for possible improvement in future profitability. Based on this review, it was determined that the likelihood of recovering the investment would be remote given the continued loses and lack of revenue generated by FPC Information Corp. since its inception in 1994.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE I - SIGNIFICANT CUSTOMERS

     Four customers accounted for 11%, 16%, 37% and 11% of iMapData's revenue for the year ended December 31, 2000. Three customers accounted for 11%, 28%, and 20% of iMapData's revenue for the year ended December 31, 1999. The customer that accounted for 20% of iMapData's revenue in 1999 accounted for 11% of iMapData's revenue in 2000; and the customer that accounted for 28% of iMapData's revenue in 1999, accounted for 11% of iMapData's revenue in 2000.


NOTE J - STOCK OPTIONS AND WARRANTS

     The Company does not have a formal stock option plan; however, the Company has issued stock options under letter agreements to certain individuals. The options and warrants granted had an exercise price at least equal to the fair value of the Company's stock, and expire after ten years. The options and warrants granted vest immediately.

     A summary of the activity at December 31 is as follows:

                                                             2000                               1999
                                                   -----------------------------   ----------------------------
                                                                       WEIGHTED                       WEIGHTED
                                                                       AVERAGE                         AVERAGE
                                                                       EXERCISE                        EXERCISE
                                                    SHARES              PRICE          SHARES          PRICE
                                                   ---------         ---------      ---------         --------
          Outstanding - January 1                  3,588,500         $    0.53      1,745,000         $   0.68
          Granted                                  2,850,000             12.33      2,000,000             0.43
          Exercised                                 (505,000)             1.00       (156,500)            0.90
                                                   ---------                        ---------

          Outstanding - December 31                5,933,500              6.16      3,588,500             0.53
                                                   =========                        =========

          Weighted average fair value of
              options and warrants granted
              during the year                                            12.14                            0.42
                                                                     =========                        ========

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE J (CONTINUED)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: (1) expected volatility of 263.614% and 202.580%, (2) risk-free interest rates of 4.583% and 3.875% and (3) expected lives of five years for both the year ended December 31, 2000 and 1999.

     The following table summarizes information concerning outstanding and exercisable options and warrants at December 31, 2000:



                                                   Outstanding     Outstanding
                                Outstanding          weighted       Weighted
                                   as of             average         average        Exercisable            Exercisable
           Range of             December 31,        remaining       exercise           as of             weighted average
       exercise price               2000            life (yrs.)       price       December 31, 2000       exercise price
     ----------------           ------------        -----------      --------     -----------------      ----------------
     $0.43 - $ 1.00              3,083,500             3.86             0.45         3,083,500               0.45
     $6.38 - $14.50              2,850,000             3.46            12.33         2,550,000              13.03
                                 ---------                                           ---------
                                 5,933,500                                           5,633,500
                                 =========                                           =========


     The Company accounts for stock-based compensation in accordance with the provision of APB 25. Had compensation expense been determined based on the fair value of the options and warrants at the grant dates, as prescribed in SFAS 123, the Company's results would have been as follows:

                                                  2000             1999
                                             ------------      -----------
     Net loss
         As reported                         $ (4,857,060)     $  (862,784)
         Pro forma                            (39,469,060)      (1,702,784)

     Weighted average shares outstanding
         Basic and diluted                     11,156,600        9,520,263

     Net loss per share
         As reported                         $      (0.44)     $     (0.09)
         Pro forma                                  (3.54)           (0.18)

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE K - EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) salary deferred benefit plan covering substantially all employees who have met certain requirements. The plan requires Company contributions equal to 50% of a participant's contribution, to a maximum 3% of each participant's eligible compensation.

     In September 1997, the Company amended its 401(k) plan to provide a provision for discretionary profit-sharing plan contributions. Total contributions to the plan, (401(k) and profit-sharing), were $4,523 and $25,821 for the years ended December 31, 2000 and 1999, respectively.


NOTE L - COMMITMENTS

     The Company has entered into various operating leases for the use of office space expiring at various dates through December 2009. The leases include provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.

     Future minimum rental commitments under all noncancellable operating leases are as follows:

                                                                 Deduct                  Net
                                                                sublease                rental
                                        Commitments             rentals               commitments
                                        -----------             -------               -----------
     Years ending December 31,
     2001                               $  968,500             $  200,000             $  768,500
     2002                                1,102,800                200,000                902,800
     2003                                1,065,800                200,000                865,800
     2004                                1,065,800                200,000                865,800
     2005                                1,065,800                                     1,065,800
     Thereafter                          3,032,400                                     3,032,400
                                        ----------             ----------             ----------
                                        $8,301,100             $  800,000             $7,510,100
                                        ==========             ==========             ==========


     Rent and equipment leasing expense for the years ended December 31, 2000 and 1999 was $536,879 and $190,180, respectively.

     Included in the Company's total lease obligations is a lease commitment aggregating $2,400,000 of which the Company is seeking to assign its rights and obligations under this lease during 2001.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE M - EMPLOYMENT AGREEMENTS

     In November 1999, the Company entered into a new amended and restated employment agreement with William F. Finley, the former Chief Financial Officer. The agreement provided for an annual salary of $250,000. In addition, the Company paid Mr. Finley $250,000 upon execution of the employment agreement and issued to him 100,000 shares of common stock. The agreement expired on September 30, 2000 and was not renewed.

     In November 1999, Susan Michaelson and Hillary Kelbick, Managing Directors of MKP, entered into a Restated and Amended Managing Directors' Agreement with MKP. The agreement provides for an annual base salary of $250,000 payable to each of Ms. Michaelson and Ms. Kelbick and an annual incentive compensation payment for each of Ms. Michaelson and Ms. Kelbick equal to a percentage, determined annually by MKP's Board of Directors (not to exceed 30% in the aggregate for both Ms. Michaelson and Ms. Kelbick), of the income before taxes of MKP. In January 2001, MKP purchased from the Company the 80% interest it owned in MKP (see Note C).


NOTE N - OTHER ASSETS

     Included in other assets at December 31, 2000 and 1999 is a $180,000 Certificate of Deposit which is pledged as security for a letter of credit issued in connection with the lease for office space (see Note L). The certificate of deposit exceeds the federally insured limit.


NOTE O - CONCENTRATION OF CREDIT RISK

     The Company maintains its cash and cash equivalents with a major financial institution. The balance at December 31, 2000 exceeds federally insured limits. The Company performs periodic evaluations of the relevant credit standing of this financial institution in order to limit the amount of credit exposure.


NOTE P - EARNINGS (LOSS) PER SHARE INFORMATION

     The average shares outstanding at December 31, 2000 and 1999 of 11,156,600 and 9,520,263, respectively, were used to compute loss from continuing operations and loss from discontinued operations. Warrants and options of 5,933,500 and 3,588,500 were excluded from the 2000 and 1999 computations due to their antidilutive effect.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE Q - SECURED PROMISSORY NOTE DUE STOCKHOLDER

     In December 1999, the Company obtained a short-term loan of $500,000 from a stockholder. The loan matures on February 15, 2000 with interest at 10% per annum. The loan is collateralized by a certificate of deposit of $500,000 reflected as restricted cash on the balance sheet. The loan was repaid on February 15, 2000.


NOTE R - SUBSEQUENT EVENTS

     On January 16, 2001, the Company acquired all of the shares of the common stock of Willey Brothers, Inc. ("Willey Brothers"), a New Hampshire corporation, engaged in the design and implementation of retail environments for commercial banks and financial service firms for approximately $32.6 million. The purchase price included $15.5 million in cash, 1,512,500 shares of restricted shares of the Company's common stock, and $9.5 million in convertible promissory notes. The purchase agreement provides for contingent payments to the former owners of Willey Brothers based on the achievement of certain earnings targets over the next five years. The Company also entered into five-year employment agreements with the two former owners of Willey Brothers for an aggregate of $400,000 per annum plus benefits. The transaction will be accounted for as a purchase business combination.

     Concurrent with the acquisition of Willey Brothers, the Company disposed of its 80% interest in MKP in a sale to MKP for $2 million in cash and the forgiveness of an advance to the Company from MKP. MKP also agreed to pay any consulting fees due to the Company under the amended shareholders agreement, through December 31, 2001.

     In February, 2001 an investor group, including an entity with which a member of the Company's Board of Directors is an affiliate, made an equity investment of $3 million for an approximately 27.27% interest in iMapData.

     Term Loan and Revolving Credit Facility

     On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, which consists of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at a rate of the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of March 21, 2001, the outstanding balances under the term loan and the revolving credit facility were $8 million and $3,586,000, respectively. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods. Borrowings under the credit facility are securitized by substantially all of the assets of Willey Brothers. The Company is also required to maintain compliance with certain financial covenants, which include limitations on additional indebtedness and capital expenditures by Willey Brothers.

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE S - PRO FORMA INFORMATION (UNAUDITED)

     The unaudited pro forma balance sheet as of December 31, 2000 has been adjusted for the pro forma effects of: (1) the acquisition of Willey Brothers, Inc., (2) the disposition of the shares of capital stock of MKP,
     (3) financing obtained under a term loan entered into with Fleet Capital Corporation, and (4) proceeds from the issuance of Class A convertible preferred stock (the "Transaction"). The pro forma consolidated balance sheet gives effect to the Transaction as if it had occurred on December 31, 2000.

     The unaudited consolidated pro forma financial statements do not purport to represent the Company's financial position had any of the events described above on such dates occurred nor do they purport to project the Company's financial position for any future date. The actual financial information may differ significantly from that presented in the accompanying pro forma financial information.

     The following table provides an analysis of the purchase price of the Willey Brothers acquisition. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill and other intangible assets based upon a preliminary analysis of the net assets acquired and certain assumptions that the Company believes are reasonable. The actual allocation of purchase price may differ significantly from the pro forma amounts included herein.

     Cash consideration paid to the seller                                  $15,500,000
     Subordinated convertible promissory notes issued
         to the seller                                                        9,500,000
     Restricted common stock of FPC issued to the seller                      6,050,000
     Estimated transaction expenses                                           1,442,698
                                                                            -----------
              Total purchase cost                                            32,492,698

     Estimated fair value of net assets acquired                              6,451,220
                                                                            -----------
     Purchase price in excess of estimated fair value of
         net assets acquired                                                $26,041,478
                                                                            ===========
     Allocation of purchase price in excess of book value of
         net assets acquired to goodwill and other intangible assets        $26,041,478
                                                                            ===========

               Financial Performance Corporation and Subsidiaries

                           December 31, 2000 and 1999



NOTE S (CONTINUED)

     Subordinated Convertible Promissory Notes

     On the acquisition date, the Company delivered to the sellers (a) two subordinated convertible promissory notes, each in the principal amount of $3,750,000, which are due in a single payment including accrued interest on January 11, 2007, and are convertible into common stock of the Company in 25% increments on the first four anniversaries of issuance date at $4.00 per share, and (b) two subordinated convertible promissory notes, each in the principal amount of $1 million ("$1 million principal notes") , which are due in a single payment including principal and accrued interest on January 11, 2003, and are convertible upon shareholder ratification into the Company's common stock at $3.00 per share. In January 2001, a majority of the shareholders agreed to approve conversion when it is voted upon. The pro forma adjustment gives effect to the intrinsic value of the beneficial conversion feature of the $1 million principal notes of $666,667, which is computed by multiplying the converted shares (the principal balance of the notes divided by the exercise price) by the intrinsic value of the conversion feature (the difference between the market value per share and the exercise price stipulated by each of the notes). The aggregate beneficial conversion feature of the $1 million principal notes of $666,667 will be recorded as interest expense over the term of the notes.

     Series A Convertible Preferred Stock

     On January 11, 2001, the Company's Board of Directors authorized the designation and issuance of 1,650,000 shares of par value $0.01 Class A Convertible Preferred Stock. The shares are convertible upon shareholder ratification. In January, 2001, a majority of the shareholders agreed to approve conversion when it is voted upon. The fair value of the preferred stock is considered to be equal to the aggregate market value of the equivalent number of common shares into which the preferred is convertible. All of the shares were issued during January, 2001.

     The beneficial conversion feature of $2,475,000 will be amortized from the date of issuance to the earliest conversion date by increasing the carrying value of the preferred stock and decreasing retained earnings for the accrual of preferred dividends.

     All of the preferred shares were issued with a beneficial conversion feature that has an intrinsic value of $1.50 per share, representing the difference between the market value of the Company's common stock of $4.00 per share and the initial conversion price of $2.50 per share on the date of issuance.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FINANCIAL PERFORMANCE CORPORATION
                                        (Registrant)



                                        By: /s/Jeffrey S. Silverman
                                            ------------------------------------
                                            Jeffrey S. Silverman
                                            Chairman and Chief Executive Officer
                                            (March 30, 2001)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                              TITLE                                                  DATE
       ---------                              -----                                                  ----
/s/ Jonathan F. Foster
- ----------------------------
Jonathan F. Foster                           Director                                           March 30, 2001

/s/ Nathan Gantcher
- ----------------------------
Nathan Gantcher                              Director                                           March 30, 2001

/s/ J. William Grimes
- ----------------------------
J. William Grimes                            Director                                           March 30, 2001

/s/ Richard Levy
- ----------------------------
Richard Levy                                 Director                                           March 30, 2001

/s/ William Lilley III
- ----------------------------
William Lilley III                           Director                                           March 30, 2001

/s/ Ronald Nash
- ----------------------------
Ronald Nash                                  Director                                           March 30, 2001

/s/ Ottavio Serena
- ----------------------------
Ottavio Serena                               Director                                           March 30, 2001

/s/ Jeffrey S. Silverman
- ----------------------------
Jeffrey S. Silverman                         Chairman, Chief Executive Officer                  March 30, 2001
                                               (Principal Executive Officer) and Director

/s/ Edward T. Stolarski
- ----------------------------
Edward T. Stolarski                          Executive Vice President, Chief                    March 30, 2001
                                               Financial Officer (Principal Financial and
                                               Accounting Officer) and Director