Form 10QSB
period 2001-03-31
FINANCIAL PERFORMANCE CORP
filed 2001-05-15
CIK 798600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                  OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

         Commission File Number 0-16530


                        FINANCIAL PERFORMANCE CORPORATION

             (Exact name of registrant as specified in its charter)

         NEW YORK                                               13-3236325
(State or other jurisdiction of                                (IRS Employer
         incorporation)                                     Identification No.)

                   777 Third Avenue, New York, New York 10017
                    (Address of principal executive offices)

                                  212-446-0200
                          Registrant's Telephone Number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    --

The number of shares of common stock outstanding at May 8, 2001 was 12,988,540.

Transitional Small Business Disclosure Format (Check One):      Yes       No  X
                                                                    --       --

                        FINANCIAL PERFORMANCE CORPORATION

                                TABLE OF CONTENTS


Part I - Financial Information

  Item 1.  Financial Statements (unaudited)

      Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000.................................3

      Consolidated Statements of Operations for the Three Months
         Ended March 31, 2001 and March 31, 2000..............................4

      Consolidated Statements of Changes in Stockholders' Equity for
         the Three Months Ended March 31, 2001 and March 31, 2000 ............5

      Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and March 31, 2000..............................6

      Notes to Consolidated Financial Statements..............................7


  Item 2.  Management's Discussion and Analysis or Plan of Operation..........15


Part II  - Other Information

  Item 6.  Exhibits and Reports on Form 8-K...................................19

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


                                                                              MARCH 31, 2001      DECEMBER 31, 2000
                                                                              --------------      -----------------
                                                                                (UNAUDITED)
                         ASSETS
Current assets:
Cash and cash equivalents                                                      $  4,524,246         $   203,643
Accounts receivable-net                                                           8,031,492             175,700
Inventories                                                                       3,340,256                  --
Costs in excess of billings                                                       2,512,885                  --
Prepaid expenses and deferred charges                                               720,343             191,932
Deferred income taxes                                                               699,000                  --
Net assets held for sale                                                                 --           1,900,000
                                                                               ------------         -----------
              Total Current Assets                                               19,828,222           2,471,275
                                                                               ============        ============


Property, plant and equipment, net of accumulated depreciation                    1,430,869             262,542
Deferred acquisition and financing costs                                            846,672             525,000
Goodwill, net of accumulated amortization                                        35,893,635          11,002,844
Other assets                                                                        181,844              42,088
                                                                               ------------         -----------
              Total Assets                                                     $ 58,181,242         $14,303,749
                                                                               ============         ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                      $  4,520,712         $        --
Accounts payable and accrued expenses                                             8,061,877             829,034
Billings in excess of cost                                                        1,943,521                  --
Current maturities of long term debt                                              1,303,205                  --
Other liabilities                                                                   502,461                  --
                                                                               ------------         -----------
               Total Current Liabilities                                         16,331,776             829,034
                                                                               ------------         -----------

Loan payable to bank                                                              7,250,000                  --
Notes and interest payable                                                        9,178,216             690,000
Capital lease obligation                                                            149,587                  --

Commitments and contingencies                                                            --                  --
Minority interest in consolidated subsidiary                                      3,237,610                  --

Stockholders' equity:
    Class A convertible preferred stock, $.01 par value, 1,650,000
        shares authorized, issued and outstanding                                    16,500                  --
    Common stock, $.01 par value, 50,000,000 shares authorized;
        13,063,540 and 11,458,040 shares issued and outstanding as of
        March 31, 2001 and December 31, 2000, respectively                          130,635             114,580
Additional paid-in capital                                                       33,222,616          22,079,129
Accumulated deficit                                                             (11,023,198)         (9,408,994)
Treasury stock                                                                     (312,500)                 --
                                                                               ------------         -----------
          Total stockholders' equity                                             22,034,053          12,784,715
                                                                               ------------         -----------
          Total liabilities and stockholders' equity                           $ 58,181,242         $14,303,749
                                                                               ============         ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,

                                                    2001               2000
                                                    ----               ----
Revenues                                       $10,250,205          $ 472,797
                                               -----------          ---------

Expenses:
     Cost of revenues                            7,536,360            135,618
     Sales and marketing                           987,489                 --
     General and administrative                  2,064,629            691,696
     Depreciation and amortization                 905,652            167,138
                                               -----------          ---------
          Total expenses                        11,494,130            994,452
                                               -----------          ---------
     Operating loss                             (1,243,925)          (521,655)


Other income (expense)
      Interest expense                            (442,869)                --
      Interest income                               24,560                 --
      Management fee income                             --            229,895
      Minority interest                             74,890                 --
                                               -----------          ---------
                                                  (343,419)           229,895
Loss from continuing operations before
     income taxes                               (1,587,344)          (291,760)

          Income taxes                              26,860                 --
                                               -----------          ---------
Loss from continuing operations                 (1,614,204)          (291,760)

Income from discontinued operation                      --            215,633
                                               -----------          ---------

Net loss                                       $(1,614,204)         $ (76,127)
                                               ===========          =========
Basic and diluted loss per share
          Continuing operations                $      (.13)         $    (.03)
          Discontinued operations                       --                .02
                                               -----------          ---------
                                               $      (.13)         $    (.01)
                                               ===========          =========


   The accompanying notes are an integral part of the consolidated financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2001

                                                                  ADDITIONAL
                   PREFERRED STOCK           COMMON STOCK            PAID-      RETAINED        TREASURY STOCK
                 SHARES       $          SHARES         $        IN CAPITAL      EARNING         SHARES          $         TOTAL
               ----------  -------    ----------    ---------  ------------     ----------      -------       -------  -----------
Balance at
 January 1,
 2001                                  11,458,040    $114,580   $22,079,129    ($9,408,994)                            $12,784,715

Issuance of
 preferred
 stock          1,650,000   $16,500                               4,108,500                                              4,125,000


Issuance of
 shares for                             1,512,500      15,125     6,034,875                                              6,050,000
 acquisition
 of Willey
 Brothers

Beneficial
 conversion
 feature                                                            666,667                                                666,667
 on notes
 payable

Issuance of
 shares for                                93,000         930       333,445                                                334,375
 services

Treasury
 stock                                                                                        (100,000)   ($312,500)      (312,500)

Net loss                                                                        (1,614,204)                             (1,614,204)
                ---------   -------    ----------    --------   -----------   ------------    --------    ---------     -----------
Balance at
 March
 31, 2001       1,650,000   $16,500    13,063,540    $130,635   $33,222,616   ($11,023,198)   (100,000)   ($312,500)    $22,034,053
                =========   =======    ==========    ========   ===========   ============    ========    =========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                   MARCH 31, 2001      MARCH 31, 2000
                                                                                   --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $ (1,614,204)        $(291,760)
    Adjustments to reconcile net loss to cash
        provided by (used in) operating activities:
         Depreciation and amortization                                                   905,652           167,138
         Amortization of discount on Notes Payable                                        55,994                --
         Bad debt expense                                                                 78,042                --
         Inventory allowance                                                               1,197                --
         Security deposits paid                                                          (47,836)               --
         Minority Interest                                                               (74,890)               --
         Non-cash compensation                                                           200,000                --
    Changes in operating assets and liabilities,
         net of acquisitions
        Accounts receivable                                                              743,851          (491,525)
        Costs and estimated earnings in excess of billings                            (1,391,149)               --
        Inventories                                                                      (10,357)               --
        Prepaid expenses and other current assets                                       (463,105)           42,773
        Other assets                                                                     171,875           (91,158)
        Accounts payable and accrued expenses                                         (2,526,541)          151,491
        Other liabilities                                                                470,311           310,592
        Billings in excess of cost                                                        57,502                --
        Interest payable-long term                                                        48,889                --
                                                                                    ------------         ---------
             Net cash used in operating activities                                  $ (3,394,769)        $(202,449)
                                                                                    ============         =========

             Net cash provided by operating activities of discontinued
                operation                                                                     --           554,039
                                                                                    ------------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                         $   (181,707)        $    (426)
   Proceeds from sale of MKP                                                           2,000,000                --
   Acquisition of Willey Brothers
        net of cash acquired                                                         (13,612,017)               --
   Restricted cash                                                                            --           500,000
   Purchase of marketable securities                                                          --          (150,000)
   Proceeds from sale of land                                                             75,000                --
   Closing costs incurred in acquisition of iMapData                                          --           (95,610)
                                                                                    ------------         ---------
                  Net cash provided by (used in) investing activities               $(11,718,724)        $ 253,964
                                                                                    ============         =========
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on credit facility                                                       4,520,712                --
   Proceeds from long-term debt                                                        8,000,000                --
   Repayment of secured promissory note                                                       --          (500,000)
   Repayment of Long-term debt                                                          (127,184)               --
   Payments on capital leases                                                            (15,232)               --
   Proceeds from equity investment in iMapData                                         3,000,000                --
   Proceeds from sale of preferred stock                                               4,125,000                --
   Closing costs incurred in sale of equity interest in iMapData                         (69,200)               --
                                                                                    ------------         ---------
                   Net cash flows provided by [used in] financing activities        $ 19,434,096         $(500,000)
                                                                                    ============         =========
                   Net increase (decrease) in cash                                     4,320,603           105,554

Cash and cash equivalents, beginning of year                                             203,643           167,410
                                                                                    ------------         ---------
Cash and cash equivalents, end of quarter                                           $  4,524,246         $ 272,964
                                                                                    ============         =========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the quarter for
       Interest                                                                     $    222,653         $      --
       Income taxes                                                                      449,776                --


    The accompanying notes are an integral part of the consolidated financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A: FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements of Financial Performance Corporation and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of income for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results expected for the full year.

         A summary of significant accounting policies followed by the Company are set forth in Note B to the Company's consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.

         The Company operates in two segments through its subsidiaries, Willey Brothers, Inc. ("Willey Brothers") acquired on January 16, 2001, and iMapData.com, Inc. ("iMapData"). Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs. Through iMapData, the Company provides companies, governmental agencies and trade organizations with access, through digital computer software, to competitive marketing, economic and other data on a secure proprietary web site.

         The consolidated financial statements include the accounts of Financial Performance Corporation, its 100%-owned subsidiary, Willey Brothers, from January 16, 2001, and its 67.73%-owned subsidiary, iMapData. All significant inter-company accounts and transactions have been eliminated in consolidation.

         Certain amounts in prior years have been reclassified to conform to the classifications used in 2001.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE B: ACQUISITION OF WILLEY BROTHERS, INC.

         On January 16, 2001 the Company acquired the stock of Willey Brothers for a combination of cash, common stock of the Company, options in the Company's stock and notes payable. The total purchase price was $32,351,869, including acquisition expenses of $1,461,869. The transaction has been accounted for as a purchase business combination.

         The acquisition was made with cash of $16,276,869, 1,512,500 shares of common stock of the Company valued at $6,050,000 ($4.00 per share), stock options issued with a Black-Scholes valuation of $525,000 and notes payable of $9,500,000.

         The following table provides an analysis of the purchase of Willey Brothers. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill and deferred charges, calculated as follows:

              Total purchase cost including closing costs of $1,461,869              $32,351,869
              Fair value of net assets acquired                                        6,134,704
                                                                                     -----------
                          Excess of cost over fair value of net assets acquired      $26,217,165
                                                                                     ===========

              Purchase price in excess of estimated fair value of net
                          assets acquired allocated to goodwill                      $25,555,264
              Purchase price in excess of estimated fair value of net
                          assets acquired allocated to deferred charge                   661,901
                                                                                     -----------
                                                                                     $26,217,165
                                                                                     ===========

         The allocation of the purchase price is preliminary and subject to revision, which is not expected to be material, based on the final determination of fair value of net assets acquired.

         The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceeds certain targeted levels through the year 2006. The aggregate maximum amount of contingent consideration is $3,000,000. The additional consideration is payable in cash at the end of each fiscal year. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment terminates. The Company has recorded a liability as of March 31, 2001 of $125,000. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

Goodwill is being amortized on a straight-line basis over a ten year period. Deferred acquisition and financing costs are being amortized on a straight-line basis over a five year period.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B: (CONT'D)

         Unaudited proforma operating results for the quarter ended March 31, 2001 and 2000 for the Company, assuming the acquisition of Willey Brothers occurred on December 31, 1999, are as follows:

                                                                2001               2000
                                                                ----               ----
         Revenues                                           $11,307,566       $8,505,055
         Income (loss) from continuing operations            (1,997,442)          15,872
         Income from discontinued operations                         --          215,633

         Basic and diluted loss per share
              Continuing operations                              ($0.16)      $     0.00
              Discontinued operations                                --             0.02
                                                            -----------       ----------
                                                                 ($0.16)      $     0.02
                                                            ===========       ==========

NOTE C: SALE OF MINORITY INTEREST

         On February 12, 2001, iMapData sold 3,000,000 shares of its Series A Convertible preferred stock for a 27.27% interest in iMapData to an investor group for $3,000,000. As part of the stock purchase agreement, two members of the investor group were elected to the Board of Directors of iMapData. Concurrently, two officers of iMapData each purchased a 2.5% interest in iMapData in exchange for an aggregate of 100,000 shares of the Company's common stock. As a result, the Company has recorded treasury stock with a value of $3.125 per share (the closing price of the stock on February 12, 2001). The stock purchase agreement requires iMapData to issue additional shares of Series A Preferred Stock to the investor group in the event that iMapData does not attain certain gross revenue thresholds for the fiscal years ended December 31, 2001 and 2002. The maximum number of additional shares to be issued if iMapData fails to attain the thresholds for both years is 1,107,690 preferred shares.

NOTE D: SEGMENT INFORMATION

         The Company discloses business segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements. The Company has two reportable segments which are operated through its subsidiaries, iMapData and Willey Brothers.

         Segment information of iMapData as of March 31, 2001 and the period then ended and March 31, 2000 and for the period March 3, 2000 (date of acquisition) to March 31, 2000, is as follows:

                                                  2001                2000
                                                  ----                ----
         Revenues                              $  308,000          $473,000
         Operating income (loss)                (465,000)           309,000
         Total assets                           3,206,000           917,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D: (CONT'D)

         Segment information of Willey Brothers as of March 31, 2001 and for the period January 16, 2001 (date of acquisition) to March 31, 2001, is as follows:


                                                   2001
                                                   ----
         Revenues                              $ 9,942,000
         Operating income                          274,000
         Total assets                           43,659,000

         The reconciliation of the operating profit or loss of the reportable segments to the consolidated operating loss is as follows:

                                                               2001
                                                               ----
         Total operating loss for reportable segments      $  (191,000)
         Other corporate expenses                           (1,053,000)
                                                           -----------
         Consolidated operating loss                       $(1,244,000)
                                                           ===========

NOTE E: SIGNIFICANT CUSTOMERS

         For the three months ended March 31, 2001, three customers of Willey Brothers accounted for 20%, 18%, and 10% of its revenues, respectively, and five customers of iMapData accounted for 21%, 16%, 15%, 11%, and 10% of its revenues, respectively.

         For the three months ended March 31, 2000, two customers of iMapData accounted for 69% and 16% of its revenues, respectively.

NOTE F: LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

         On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the banks base rate plus the applicable margin or LIBOR plus the applicable margin. The interest rate in effect on March 31, 2001 for the term loan was 8.40625% and 9.75% on the revolving credit facility. As of March 31, 2001 the outstanding balances under the term loan and the revolving credit facility were $8 million and $4.5 million, respectively. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods. Borrowings under the credit facility are securitized by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The company is also required to maintain compliance with certain financial covenants, which include limitations on additional indebtedness and capital expenditures by Willey Brothers.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F: (CONT'D)

         The maturities on the term loan payable at March 31, 2001 are as follows:

         Year Ending December 31,

              2001                        $   750,000
              2002                          1,000,000
              2003                          1,000,000
              2004                          2,500,000
              2005                          2,750,000
              Less current maturities       (750,000)
                                           ---------
                                           $7,250,000
                                           ==========

NOTE G: NOTES AND INTEREST PAYABLE

         Notes and interest payable consist of the following as of March 31, 2001:

              Notes payable                                $9,500,000
              Discount on notes payable                     (610,673)
              Notes payable to stockholders                   690,000
              Interest payable                                 48,889
              Less current maturities                       (450,000)
                                                           ----------
                                                           $9,178,216
                                                           ==========

         Notes payable of $9.5 million consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 and two convertible promissory notes, each in the principal amount of $1,000,000, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share. The principal and any accrued interest are due in one payment on January 11, 2007. The interest rate in effect for these notes as of March 31, 2001 was 6.92%. The $1 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on January 11, 2003. The $1 million principal notes are convertible, upon shareholder ratification, into common stock of the Company at $3.00 per share. The aggregate beneficial conversion feature of the $1 million principal notes of $666,667 has been accounted for as a debt discount and recorded as interest expense over the term of the notes.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G: (CONT'D)

         Notes payable to stockholders consist of the following as of March 31, 2001:

            Subordinated convertible promissory notes, with interest at applicable federal rate per annum. The notes with accrued
               interest are convertible into common stock at
               $2.50 per share.  The notes are due February 12, 2006              $490,000
            Promissory Notes, non-interest-bearing, due on April 1, 2002           100,000
            Promissory Notes, non-interest bearing, due no sooner than
               February 2003                                                       100,000
                                                                                  --------
                                                                                  $690,000
                                                                                  ========

NOTE H: SERIES A PREFERRED STOCK

         The Series A preferred stock of the Company accrues no dividends and shall be automatically converted upon shareholder ratification of such conversion at the next meeting of shareholders of the Company. The shares will be convertible into Common Stock on a one-to-one basis.

         The Series A preferred stock of iMapData may be converted, at the option of the holder, at any time after the date of issuance, into Common Stock of iMapData at an initial conversion price of $1.00 per share. The conversion price may be adjusted for dividends and distributions. The preferred stock accrues in-kind dividends of 10% per annum which are payable in cash upon liquidation. The Series A Preferred Stock has the same voting rights as the common stock of iMapData.

NOTE I: SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

         On January 16, 2001 the Company issued an aggregate of 1,512,500 shares of Common stock to Thomas P. Willey and James M. Willey in connection with the purchase of Willey Brothers. The shares were valued at $4.00 per share.

         On January 16, 2001, in connection with the purchase of Willey Brothers, the Company issued 50,000 shares of common stock to two Willey Brothers employees. The shares were valued at $4.00 per share. Salary expense, common stock and additional paid in capital were increased for the transaction.

         On February 12, 2001 the Company issued 43,000 shares of common stock to a consultant who provided services in connection with the sale of the preferred stock. The shares were valued at $3.125 (the closing price of the stock on February 12, 2001) and deferred charges, common stock and additional paid in capital were increased for the transaction. The deferred charge is being amortized over a five-year period.

         In 2000, the Company purchased all the capital stock of iMapData in exchange for 1,000,000 shares of common stock. The Company issued stock valued at $12 million in exchange for net assets with a fair value of $264,106.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE J: NET LOSS PER SHARE

         The calculation of basic and diluted loss per share for the three months ended March 31, 2001 and 2000 is based upon the following:

                                                                  2001               2000
                                                                  ----               ----
Net loss available to common shareowners                      $(1,614,204)        $   (76,127)
Weighted average common shares outstanding                     12,817,162          10,261,367
Dilutive securities, stock options and warrants  (a)                   --                  --
                                                              -----------         -----------
Weighted average shares outstanding assuming dilution         $12,817,162         $10,261,367
                                                              ===========         ===========

         (a) excluded from the 2001 and 2000 computations were 3,480,500 and 3,588,500, respectively, warrants and options which would be antidilutive.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE K: DISCONTINUED OPERATIONS

         On January 16, 2001 the Company disposed of its 80% interest in its subsidiary, Michaelson Kelbick Partners Inc. (MKP) through the sale of its interest to MKP. MKP was classified as a discontinued operation as of and for the year ended December 31, 2000 and results of operations and financial position for the year ended December 31, 1999 were restated to reflect the discontinued operation in accordance with APB 30. The disposition had no impact on results of operations for the quarter ended March 31, 2001. Results of operations and cash flows for the quarter ended March 31, 2000 have been restated to reflect MKP as a discontinued operation.

         A summary of operating results for MKP, for the quarter ended March 31, 2000 are as follows:

                                                              March 31, 2000
                                                              --------------
            Revenues                                            $3,863,000
            Costs and expenses
            Cost of revenues                                     2,818,000
            Salaries and related expenses                          365,000
            Selling, general and administrative expenses           182,000
            Management fee expense                                 230,000
            Other income                                            35,000
            Minority interest                                      (54,000)
            Income taxes                                           (33,000)
                                                                ----------
            Net Income                                          $  216,000
                                                                ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Revenues from continuing operations increased approximately $9,777,000 to $10,250,000 for the quarter ended March 31, 2001 from $473,000 for the quarter ended March 31, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated revenues from continuing operations from January 16, 2001 (date of acquisition) through March 31, 2001.

         Cost of Revenues. Cost of revenues from continuing operations increased approximately $7,400,000 to $7,536,000 for the quarter ended March 31, 2001 from $136,000 for the quarter ended March 31, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated cost of revenues from continuing operations from January 16, 2001 through March 31, 2001.

         Sales and Marketing Expenses. Sales and marketing expenses from continuing operations were approximately $987,000 for the quarter ended March 31, 2001 and are primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated sales and marketing expenses from continuing operations from January 16, 2001 through March 31, 2001. There were no sales or marketing expenses for the quarter ended March 31, 2000.

         General and Administrative Expenses. General and administrative expenses from continuing operations increased approximately $1,373,000 to $2,065,000 for the quarter ended March 31, 2001 from $692,000 for the quarter ended March 31, 2000. This increase is primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated general and administrative expenses from continuing operations from January 16, 2001 through March 31, 2001.

         Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $739,000 to $906,000 for the quarter ended March 31, 2001 from $167,000 for the quarter ended March 31, 2000. This increase is primarily attributable to the amortization of goodwill and deferred charges, purchased in the acquisitions of Willey Brothers on January 16, 2001 and iMapData on March 3, 2000.

         Operating Loss. Operating loss from continuing operations increased approximately $722,000 to $1,244,000 for the quarter ended March 31, 2001, from $522,000 for the quarter ended March 31, 2000. The increased operating loss from continuing operations is due to the factors referred to above.

         Interest Expense. Interest expense from continuing operations was approximately $443,000 for the quarter ended March 31, 2001 and is attributable to interest on the Company's credit facilities, term loan, and notes payable. There was no interest expense from continuing operations for the quarter ended March 31, 2000.

         Other Income. Other income from continuing operations decreased approximately $131,000 to $99,000 for the quarter ended March 31, 2001 from $230,000 for the quarter ended March 31, 2000. The decrease is due to the absence of management fee income in the current quarter due to the disposal of MKP and its reclassification as a discontinued operation for the quarter ended March 31, 2000, offset by increased interest income and minority interest.

         Income Taxes. Income taxes from continuing operations were approximately $27,000 for the quarter ended March 31, 2001 and are attributable to the state taxable income of Willey Brothers. There were no income taxes from continuing operations in the quarter ended March 31, 2000.

         Discontinued Operations. Income from discontinued operations decreased approximately $216,000 for the quarter ended March 31, 2001. MKP was disposed of through a sale to MKP on January 16, 2001 and was classified as a discontinued operation in the year ended December 31, 2000.

         Net Loss. Net loss increased approximately $1,538,000 to $1,614,000 for the quarter ended March 31, 2001 from $76,000 for the quarter ended March 31, 2000. The increase in the operating loss is due to the factors referred to above.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues. Revenues from continuing operations were approximately $473,000 for the quarter ended March 31, 2000 and are attributable to the operations of iMapData for the period from March 3, 2000 (date of acquisition) through March 31, 2000. There were no revenues from continuing operations for the quarter ended March 31, 1999.

         Cost of Revenues. Cost of revenues from continuing operations were approximately $136,000 for the quarter ended March 31, 2000 and are attributable to the operations of iMapData from March 3, 2000 through March 31, 2000. There was no cost of revenues from continuing operations for the quarter ended March 31, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased approximately $509,000 to $692,000 for the quarter ended March 31, 2000 from $183,000 for the quarter ended March 31, 1999. This increase was primarily attributable to increased overhead expenses, including office lease expense, professional fees, insurance costs and other administrative expenses.

         Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $152,000 to $167,000 for the quarter ended March 31, 2000 from $15,000 for the quarter ended March 31, 1999. This increase was primarily attributable to the amortization of goodwill purchased in the acquisition of iMapData on March 3, 2000.

         Operating Loss. Operating loss from continuing operations increased approximately $325,000 to $522,000 for the quarter ended March 31, 2000 from $197,000 for the quarter ended March 31, 1999. The increased operating loss from continuing operations is due to the factors referred to above.

         Other Income. Other income from continuing operations increased approximately $29,000 to $230,000 for the quarter ended March 31, 2000 from $201,000 for the quarter ended March 31, 1999. This increase was primarily attributable to the elimination of losses from the Company's subsidiary, FPC Information Corp., as a result of the Company's write-off of its investment in such subsidiary during the three-month period ended December 31, 1999.

         Discontinued Operations. Income from discontinued operations decreased approximately $53,000 to $216,000 for the quarter ended March 31, 2000 from $269,000 for the quarter ended March 31, 1999. This decrease is attributable to an increase in the cost of revenues for the quarter ended March 31, 2000.

         Net Loss. Net loss for the quarter ended March 31, 2000 was approximately $76,000, an increase of $349,000, compared to net income of $273,000 for the quarter ended March 31, 1999. The decrease in net income to a net loss in the current quarter is due to the factors referred to above.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had working capital (current assets less current liabilities) of $3,496,000, stockholders' equity of $22,034,000 and a working capital ratio (current assets to current liabilities) of approximately 1.2:1. At December 31, 2000 the Company had working capital of $1,642,000, stockholder's equity of $12,785,000 and a working capital ratio of approximately 3:1. As of March 31, 2001 and December 31, 2000 the Company had unrestricted cash and cash equivalents of $4,524,000 and $204,000, respectively. The Company conducts its operations through its subsidiaries and relies on cash payments from its subsidiaries to meet its operating requirements.

         For the quarters ended March 31, 2001 and March 31, 2000: net cash used in operating activities from continuing operations was $3,395,000 and $202,000, respectively; and net cash used in and provided by investing activities from continuing operations was $(11,719,000) and $254,000, respectively; and net cash provided by and used in financing activities from continuing operations was $19,434,000 and $(500,000), respectively.

          On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility with Fleet Capital Corporation. The facility consists of an $8,000,000 term loan and a $6,000,000 revolving credit facility and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of March 31, 2001, there was $8,000,000 outstanding under the term loan and $4,521,000 outstanding under the revolving credit facility. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods. The Company has pledged its ownership interest in Willey Brothers to the bank as security for the facility and has guaranteed 100% of the loan. The interest rate in effect on March 31, 2001 for the term loan was 8.40625% and 9.75% on the revolving credit facility.

         As of March 31, 2001, the Company had long-term debt of $16,428,216. A $100,000 non-interest bearing promissory note is due April 1, 2002. A $100,000 non-interest bearing promissory note is payable no sooner than February 2003. $490,000 in subordinated convertible notes are due February 12, 2006 with interest at the applicable federal rate. Such subordinated convertible notes, with accrued interest, are convertible into the Company's common stock at $2.50 per share, at the option of the noteholder. Notes payable of $9.5 million less the current maturities of $450,000 consist of two subordinated convertible promissory notes, each in the principal amount or $3,750,000 and two convertible promissory notes, each in the principal amount of $1,000,000, less the aggregate current maturities of $450,000 and aggregate discount on notes payable of $610,673, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on March 31, 2001 is 6.92%. The principal and any accrued interest are due in one payment on January 11, 2007. The $1,000,000 notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on January 11, 2003. The notes are convertible into common stock of the Company subject to certain conditions. Also included in long-term debt is the $8,000,000 term loan described above less the current maturities of $750,000 and $48,889 of accrued interest on the $1,000,000 notes.

         As of March 31, 2001, the Company had no material capital commitments other than those related to non-cancelable operating leases for office space and equipment.

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


FORWARD-LOOKING STATEMENTS

         This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

         -        the continued services of Mr. Jeffrey S. Silverman and Mr.
                  Edward T. Stolarski, Chief Executive Officer and Executive Vice President, respectively, of the Company, Mr. Thomas P. Willey, Mr. James M. Willey and Mr. Kevin Kelly, Co-Chief Executive Officers and President, respectively, of Willey Brothers, and Mr. William Lilley III and Mr. Laurence J. DeFranco, Chief Executive Officer and President, respectively, of iMapData;

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herewith unless otherwise indicated.

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

                           10.4 Form of Warrant dated as of December 29, 1997 issued to Duncan Burke (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-KSB for fiscal year ended September 30, 1997).

                           10.5 Form of Warrant dated as of December 29, 1997 issued to Richard Levy (incorporated by reference to Exhibit 10.75 to the Company's Annual Report on Form 10-KSB for fiscal year ended September 30, 1997).


                           10.6 Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to the Company's Annual Quarterly on Form10-QSB for the fiscal quarter ended September 30, 1998).

                           10.7 Form of Warrant dated as of October 21, 1998 between the Company and Richard Levy (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

                           10.8 Form of Warrant dated as of October 21, 1998 between the Company and Duncan G. Burke (incorporated by reference to Exhibit 10.82 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

                           10.9 Form of Warrant dated as of October 21, 1998 between the Company and Ottavio Serena (incorporated by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

                           10.10 Form of Warrant dated as of October 21, 1998 between the Company and Gary S. Friedman (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

                           10.11 Form of Warrant dated as of October 21, 1998 between the Company and Charlotte Tuck (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

                           10.12 Form of Warrant Agreement dated as of October 21, 1998 covering warrants issued to Richard Levy, Duncan G. Burke, Ottavio Serena, Gary S. Friedman and Charlotte Tuck (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

                           10.13 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Jeffrey Silverman (incorporated by reference to
                                    Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.14 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.15 Stockholders Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump, Jeffrey Silverman, and Ronald Nash (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.16 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to
                                    Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.17 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to
                                    Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.18 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to
                                    Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.19 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.20 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.21 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.22 Option Agreement dated as of November 17, 1999 between the Company and Jeffrey Silverman (incorporated by reference to
                                    Exhibit 10.10 to the Company's Current
                                    Report on Form 8-K filed November 30, 1999).

                           10.23 Option Agreement dated as of November 17, 1999 between the Company and Ronald Nash (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed November 30, 1999).

                           10.24 Registration Rights Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump, William F. Finley, Jeffrey Silverman and Ronald Nash (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed November 30, 1999).


                           10.25 First Amendment to the Restated and Amended Shareholders Agreement dated as of November 16, 1999 by and among Michaelson Kelbick Partners, the Company, Susan Michaelson and Hillary Kelbick (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed November 30, 1999).


                           10.26 Option Agreement dated as of January 10, 2000 between the Company and Jeffrey Silverman (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

                           10.27 Option Agreement dated as of January 10, 2000 between the Company and Ronald Nash (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

                           10.28 Agreement and Plan of Merger dated February 23, 2000 between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. DeFranco (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24, 2000).

                           10.29 Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 100,000 shares of common stock; Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment Agreement dated April 25, 2000 between the Company and Edward T. Stolarski (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB for the three months ended March 31, 2000).

                           10.30 Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation and Willey Brothers, Inc., and Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

                           10.31 Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey
                                    S. Silverman, William Lilley III, Ronald
                                    Nash, Robert Trump and Laurence DeFranco
                                    (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 31, 2001), as amended by an Amendment, dated as of March 21, 2001, among such parties (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

                           10.32 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas
                                    P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000; and Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2001).

                           10.33 Promissory Note, dated February 12, 2001, made by iMapData in favor of Ronald Nash, in the principal amount of $50,000; Promissory Note, dated February 12, 2001, made by iMapData in favor of Jeffrey Silverman, in the principal amount of $50,000; and Promissory Note, dated February 12, 2001, made by iMapData in favor of William Lilley, in the principal amount of $100,000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

                           10.34 Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Jeffery S. Silverman, in the principal amount of $245,000; and, Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Ronald Nash, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

                           10.35 Stock Option Agreements, dated August 9, 2000, between the Company and each of Jonathan Foster, Nathan Gantcher and William Grimes (incorporated by reference to Exhibit
                                    10.48 to the Company's Annual Report on Form
                                    10-KSB for the fiscal year ended December
                                    31, 2000).

                           10.36 Stockholders' Agreement, dated February 12, 2001, by and among iMapData.com, Inc., Financial Performance Corporation, 1404467 Ontario Limited, BG Media Intermediate Fund L.P., William Lilley and Laurence DeFranco (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

                           16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed January 24, 2000).



(b) The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

                  (i) the Company's Current Report on Form 8-K dated January 16, 2001, in which the Company announced the acquisition of Willey Brothers; and

                  (ii) the Company's Current Report on Form 8-K dated January 30, 2001 (filed January 31, 2001), as amended by the Company's Current Report on Form 8-K/A dated March 30, 2001 (filed April 2, 2001), in which the Company reported the terms of the acquisition of 100% of the common stock of Willey Brothers and the financing arrangement with Fleet Capital Corporation in connection therewith, and with which were filed consolidated financial statements of Willey Brothers, Inc. and Subsidiary and unaudited pro forma consolidated financial statements of the Company for periods ending December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2001

                                         FINANCIAL PERFORMANCE CORPORATION.



                                         By: /s/ Jeffrey S. Silverman
                                             ------------------------
                                             Chief Executive Officer



                                         By: /s/ Edward T. Stolarski
                                             -----------------------
                                             Chief Financial Officer