Form 10QSB
period 2001-06-30
FINANCIAL PERFORMANCE CORP
filed 2001-08-14
CIK 798600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
               OR


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

                                  212-446-0200
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
    -       -

The number of shares of common stock outstanding at August 13, 2001 was 14,798,540.

Transitional Small Business Disclosure Format (Check One):   Yes         No  X
                                                                 ---        ---

                        FINANCIAL PERFORMANCE CORPORAITON

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1.  Financial Statements (unaudited)

        Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000.........................................2

        Consolidated Statements of Operations for the Six and Three Months
           Ended June 30, 2001 and June 30, 2000.......................................3

        Consolidated Statement of Changes in Stockholders' Equity for
           the Six Months Ended June 30, 2001..........................................4

        Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and June 30, 2000.......................................5

        Notes to Consolidated Financial Statements.....................................6


    Item 2.  Management's Discussion and Analysis or Plan of Operation.................15


Part II  - Other Information

    Item 2.  Changes in Securities.....................................................21

    Item 5.  Other Information.........................................................21

    Item 6.  Exhibits and Reports on Form 8-K..........................................21

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                   JUNE 30, 2001    DECEMBER 31, 2000
                                                                   -------------    -----------------
                                ASSETS                             (UNAUDITED)

Current assets:
Cash and cash equivalents                                           $2,505,477           $203,643
Accounts receivable-net                                              6,956,222            175,700
Inventories                                                          2,611,731                 --
Costs in excess of billings                                          2,675,967                 --
Prepaid expenses and deferred charges                                  741,509            191,932
Deferred income taxes                                                  699,000                 --
Net assets held for sale                                                    --          1,900,000
                                                                   -----------        -----------
              Total Current Assets                                  16,189,906          2,471,275
                                                                   -----------        -----------



Property, plant and equipment, net of accumulated
depreciation                                                         1,373,438            262,542
Deferred acquisition and financing costs                               807,246            525,000
Goodwill, net of accumulated amortization                           35,058,657         11,002,844
Other assets                                                           332,513             42,088
                                                                   -----------        -----------

              Total Assets                                         $53,761,760        $14,303,749
                                                                   ===========        ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                           $3,809,351             $   --
Accounts payable and accrued expenses                                7,225,152            829,034
Billings in excess of cost                                             350,603                 --
Current maturities of long term debt                                 1,433,323                 --
Other liabilities                                                      575,074                 --
                                                                   -----------        -----------
               Total Current Liabilities                            13,393,503            829,034
                                                                   -----------        -----------


Loan payable to bank                                                 7,000,000                 --
Notes and interest payable                                           9,179,133            690,000
Capital lease obligation                                               171,788                 --
Commitments and contingencies                                               --                 --
Minority interest in consolidated subsidiary                         3,087,115                 --

Stockholders' equity:
    Common stock, $.01 par value, 50,000,000 shares authorized;
        13,238,540 and 11,458,040 shares issued as of June 30,
        2001 and December 31, 2000, respectively                       132,385            114,580
    Preferred stock, $.01 par value, 10,000,000 shares
        authorized; 1,650,000 shares designated as Class A
        convertible preferred stock, issued and outstanding as
        of June 30, 2001                                                16,500                 --
Additional paid-in capital                                          33,433,366         22,079,129
Accumulated deficit                                               (12,339,530)        (9,408,994)
Treasury stock                                                       (312,500)                 --
                                                                   -----------        -----------
          Total stockholders' equity                                20,930,221         12,784,715
                                                                   -----------        -----------
          Total liabilities and stockholders' equity               $53,761,760        $14,303,749
                                                                   ===========        ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                         SIX MONTHS ENDED JUNE 30,      THREE MONTHS ENDED JUNE 30,

                                           2001              2000           2001            2000
                                           ----              ----           ----            ----

  Revenues                              $21,125,995        $1,285,315     $10,875,790        $812,518
                                       ------------      ------------    ------------    ------------

  Expenses:
       Cost of revenues                  15,273,426           255,617       7,737,066         119,999
       Sales and marketing                2,434,235                --       1,446,746              --
       General and administrative         3,688,944         2,213,238       1,624,315       1,521,542
       Depreciation and amortization      1,976,458           327,119       1,070,806         159,981
                                       ------------      ------------    ------------    ------------

            Total expenses               23,373,063         2,795,974      11,878,933       1,801,522
                                       ------------      ------------    ------------    ------------

       Operating loss                    (2,247,068)       (1,510,659)     (1,003,143)       (989,004)

       Interest expense                    (941,286)               --        (498,417)             --

  Other income
        Interest income                      65,449             5,572          40,889           5,572
        Management fee income                    --           389,119              --         159,224
        Minority interest                   225,385                --         150,495              --
                                       ------------      ------------    ------------    ------------

                                            290,834           394,691         191,384         164,796

  Loss from continuing operations
          before income taxes            (2,897,520)       (1,115,968)     (1,310,176)       (824,208)


          Income taxes                       33,016                --           6,156              --
                                       ------------      ------------    ------------    ------------

  Loss from continuing operations        (2,930,536)       (1,115,968)     (1,316,332)       (824,208)

  Income from discontinued operation             --           365,381              --         149,748
                                       ------------      ------------    ------------    ------------

  Net loss                              $(2,930,536)        $(750,587)    $(1,316,332)      $(674,460)
                                       ============      ============    ============    ============

  Basic and diluted loss per share
     Continuing operations                    $(.23)            $(.10)          $(.10)          $(.07)
     Discontinued operations                     --               .03              --             .01
                                       ------------      ------------    ------------    ------------
                                              $(.23)            $(.07)          $(.10)          $(.06)
                                       ============      ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)


                                     PREFERRED STOCK                  COMMON STOCK          ADDITIONAL PAID-     RETAINED
                                     SHARES         $           SHARES               $          IN CAPITAL        EARNING

Balance at January 1, 2001                                     11,458,040       $ 114,580     $ 22,079,129     $ (9,408,994)

Issuance of preferred stock         1,650,000     16,500                                         4,108,500

Issuance of shares for
acquisition of Willey Brothers                                  1,512,500          15,125        6,034,875

Beneficial conversion feature
on notes payable                                                                                   666,667

Exercise of options                                               150,000           1,500          148,500

Issuance of shares for services                                   118,000           1,180          395,695

Treasury stock


Net loss                                                                                                         (2,930,536)
                                  ----------------------     ----------------------------     ------------    --------------
Balance at June 30, 2001            1,650,000     16,500       13,238,540         132,385       33,433,366    $ (12,339,530)
                                  ======================     ============================     ============    ==============


                                      TREASURY STOCK
                                     SHARES        $              TOTAL

Balance at January 1, 2001                                      $ 12,784,715

Issuance of preferred stock                                        4,125,000

Issuance of shares for
acquisition of Willey Brothers                                     6,050,000

Beneficial conversion feature
on notes payable                                                     666,667

Exercise of options                                                  150,000

Issuance of shares for services                                      396,875

Treasury stock                      (100,000)    (312,500)          (312,500)


Net loss                                                          (2,930,536)
                                  ------------------------      ------------
Balance at June 30, 2001            (100,000)  $ (312,500)      $ 20,930,221
                                  ========================      ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                     JUNE 30, 2001     JUNE 30, 2000
                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss
    Adjustments to reconcile net loss to cash                         $(2,930,536)      $(1,115,968)
        provided by (used in) operating activities:
         Depreciation and amortization                                   1,976,458           327,119
         Amortization of discount on Notes Payable                         128,011                --
         Loss on disposal of fixed assets                                   12,575                --
         Bad debt expense                                                 (32,605)                --
         Inventory allowance                                                 6,197                --
         Minority Interest                                               (225,385)                --
         Non-cash compensation, net                                        262,500            62,540
    Changes in operating assets and liabilities, net of
       acquisitions
        Accounts receivable                                              1,929,768         (131,732)
        Costs and estimated earnings in excess of billings             (1,554,231)                --
        Inventories                                                        713,168                --
        Security deposits paid                                            (47,836)                --
        Prepaid expenses and other current assets                        (321,911)           142,457
        Other assets                                                     (107,663)          (19,127)
        Accounts payable and accrued expenses                          (3,773,289)           110,340
        Other liabilities                                                  937,947           359,970
        Billings in excess of cost                                     (1,535,416)                --
        Interest payable-long term                                         102,789                --
                                                                     -------------     -------------

             Net cash used in operating activities                     (4,459,459)         (264,401)
                                                                     -------------     -------------

             Net cash provided by operating activities of
                     discontinued operation                                     --           396,715
                                                                     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                              (307,799)         (103,970)
   Proceeds from sale of MKP                                             2,000,000                --
   Acquisition of Willey Brothers, net of cash acquired               (13,655,962)                --
   Restricted cash                                                              --           500,000
   Purchase of marketable securities                                            --         (150,000)
   Proceeds from sale of land                                               75,000                --
   Closing costs incurred in acquisition of iMapData                            --          (95,610)
                                                                     -------------     -------------
                  Net cash provided by (used in) investing
                          activities                                  (11,888,761)           150,420
                                                                     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on credit facility                                         3,809,351                --
   Proceeds from long-term debt                                          8,000,000                --
   Repayment of secured promissory note                                         --         (500,000)
   Repayment of Long-term debt                                           (365,097)                --
   Proceeds from exercise of options/warrants                              150,000           405,000
   Proceeds from equity investment in iMapData                           3,000,000                --
   Proceeds from sale of preferred stock                                 4,125,000                --
   Closing costs incurred in sale of equity interest in iMapData          (69,200)                --
                                                                     -------------     -------------
                   Net cash flows provided by (used in)
                           financing activities                         18,650,054          (95,000)
                                                                     -------------     -------------


                   Net increase in cash                                  2,301,834           187,734

Cash and cash equivalents, beginning of year                               203,643           167,410
                                                                     -------------     -------------


Cash and cash equivalents, end of quarter                               $2,505,477          $355,144
                                                                     =============     =============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the six months for
       Interest                                                           $500,716             $  --
       Income taxes                                                        457,941                --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A:    FINANCIAL STATEMENT PRESENTATION

        The accompanying unaudited consolidated financial statements of Financial Performance Corporation and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of income for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results expected for the full year.

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

        On January 16, 2001 the Company disposed of its 80% interest in its subsidiary, Michaelson Kelbick Partners Inc. "MKP" through the sale of its interest to MKP. MKP was classified as a discontinued operation as of and for the year ended December 31, 2000 and results of operations and financial position for the year ended December 31, 1999 were restated to reflect the discontinued operation in accordance with APB 30. The disposition had no impact on results of operations for the six and three months ended June 30, 2001. Results of operations and cash flows for the six and three months ended June 30, 2000 have been restated to reflect MKP as a discontinued operation.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE B:    RECENT ACCOUNTING PRONOUNCEMENTS

        On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

                - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

                - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

                - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

                - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and,

                - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

        The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $3,336,000 and $834,000 will no longer be recognized. By June 30, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C:    ACQUISITION OF WILLEY BROTHERS, INC.

        On January 16, 2001 the Company acquired the stock of Willey Brothers for a combination of cash, common stock of the Company, options in the Company's stock and notes payable. The total purchase price was $32,396,869, including acquisition expenses of $1,506,869. The transaction has been accounted for as a purchase business combination.

        The acquisition was made with cash of $16,321,869, 1,512,500 shares of common stock of the Company valued at $6,050,000 ($4.00 per share), stock options issued with a Black-Scholes valuation of $525,000 and notes payable of $9,500,000.

        The following table provides an analysis of the purchase of Willey Brothers. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill and deferred charges, calculated as follows:

           Total purchase cost, including closing costs of $1,506,869           $32,396,869
           Fair value of net assets acquired                                      6,134,704
                                                                                -----------
                     Excess of cost over fair value of net assets acquired      $26,262,165
                                                                                ===========

           Purchase price in excess of estimated fair value of net
                     assets acquired allocated to goodwill                      $25,555,264
           Purchase price in excess of estimated fair value of net
                     assets acquired allocated to deferred charges                  706,901
                                                                                -----------
                                                                                $26,262,165
                                                                                ===========

        The allocation of the purchase price is preliminary and subject to revision, which is not expected to be material, based on the final determination of fair value of net assets acquired.

        The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceeds certain targeted levels through the year 2006. The aggregate maximum amount of contingent consideration is $3,000,000. The additional consideration is payable in cash at the end of each fiscal year. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment terminates. The Company has recorded a liability as of June 30, 2001 of $250,000. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

        Goodwill is being amortized on a straight-line basis over a ten year period. Deferred acquisition and financing costs are being amortized on a straight-line basis over a five year period.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C:    (CONT'D)

        Unaudited proforma operating results for the six and three months ended June 30, 2001 and 2000 for the Company, assuming the acquisition of Willey Brothers occurred on December 31, 1999, are as follows:

                                                         Six Months                        Three Months
                                                         ----------                        ------------
                                                   2001               2000              2001          2000
                                                   ----               -----             ----          ----

  Revenues                                      $22,183,356       $20,878,515       $10,875,790    $12,373,460
  Income (loss) from continuing operations       (3,313,774)          453,371        (1,316,332)       437,499
  Income from discontinued operations                    --           365,381                --        149,748

  Basic and diluted loss per share
       Continuing operations                       $(0.26)            $0.04            $(0.10)          $0.04
       Discontinued operations                          --             0.04                 --           0.01
                                                   -------            -----            -------          -----
                                                   $(0.26)            $0.08            $(0.10)          $0.05
                                                   =======            =====            =======          =====

NOTE D:    SALE OF MINORITY INTEREST

        On February 12, 2001, iMapData sold 3,000,000 shares of its Series A Preferred Stock representing a 27.27% interest in iMapData to an investor group for $3,000,000. As part of the stock purchase agreement, two members of the investor group were elected to the Board of Directors of iMapData. Concurrently, two officers of iMapData each purchased a 2.5% interest in iMapData in exchange for an aggregate of 100,000 shares of the Company's common stock. As a result, the Company has recorded treasury stock with a value of $3.125 per share (the closing price of the common stock of the Company on February 12, 2001). The stock purchase agreement requires iMapData to issue additional shares of Series A Preferred Stock to the investor group in the event that iMapData does not attain certain gross revenue thresholds for the fiscal years ended December 31, 2001 and 2002. The maximum number of additional shares of iMapData to be issued if iMapData fails to attain the thresholds for both years is 1,107,690 preferred shares.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E:     SEGMENT INFORMATION

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

        Segment information of iMapData as of June 30, 2001 and the six and three month periods then ended and June 30, 2000 and the six and three month periods from March 3, 2000 (date of acquisition) to June 30, 2000, is as follows:

                                                  Six Months               Three Months
                                                  ----------               ------------
                                              2001         2000          2001        2000
                                              ----         ----          ----        ----

  Revenues                                 $  752,000  $ 1,285,000   $  444,000    $ 812,000
  Operating loss                            1,042,000       99,000      521,000      337,000
  Other income                                 17,000        6,000       16,000        6,000
  Pretax loss from continuing operations    1,025,000       93,000      505,000      331,000
  Total assets                              2,746,000      875,000    2,746,000      875,000

        Segment information of Willey Brothers as of June 30, 2001 and for the period January 16, 2001 (date of acquisition) to June 30, 2001, is as follows:

                                            Six Months  Three Months
                                            ----------  ------------
                                               2001          2001
                                               ----          ----
  Revenues                                 $20,374,000   $10,432,000
  Operating income                             297,000        23,000
  Interest expense                             501,000       278,000
  Other income                                  35,000        12,000
  Pretax loss from continuing operations       169,000       243,000
  Total assets                              40,063,000    40,063,000

        The reconciliation of the pretax loss from continuing operations of the reportable segments to the consolidated pretax loss from continuing operations is as follows:

                                                        Six Months               Three Months
                                                        ----------               ------------
                                                     2001         2000         2001         2000
                                                     ----         ----         ----         ----

  Total operating loss for reportable segments     $745,000      $99,000     $498,000     $337,000
  Interest expense for reportable segments          501,000           --      278,000           --
  Other income for reportable segments               52,000        6,000       28,000        6,000
  Other corporate expenses                        1,704,000    1,023,000      562,000      493,000
  Pretax loss from continuing operations          2,898,000    1,116,000    1,310,000      824,000

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F:    SIGNIFICANT CUSTOMERS

        For the six months ended June 30, 2001, three customers of Willey Brothers accounted for approximately 18%, 16%, and 14% of its revenues, respectively, and four customers of iMapData accounted for approximately 16%, 16%, 11%, and 12% of its revenues, respectively. For the three months ended June 30, 2001, two customers of Willey Brothers accounted for approximately 25% and 13% of its revenues, respectively and five customers of iMapData accounted for approximately 16%, 14%, 12%, 11%, and 10% of its revenues, respectively. For the six months ended June 30, 2000, two customers of iMapData accounted for approximately 51% and 21% of its revenues, respectively. For the three months ended June 30, 2000 four customers of iMapData accounted for approximately 40%, 24%, 14%, and 11% of its revenues, respectively.

NOTE G:    LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

        On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the banks base rate plus the applicable margin or LIBOR plus the applicable margin. The interest rate in effect on June 30, 2001 was 9.25% for the term loan and 9.0% for the revolving credit facility. As of June 30, 2001 the outstanding balances under the term loan and the revolving credit facility were $7,812,500 and $3,809,351, respectively. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers and is guaranteed by the Company. The Company is also required to maintain compliance with certain financial covenants, which include limitations on additional indebtedness and capital expenditures by Willey Brothers.

        The maturities on the term loan payable at June 30, 2001 are as follows:

        Year Ending December 31,

           2001                        $   562,500
           2002                          1,000,000
           2003                          1,000,000
           2004                          2,500,000
           2005                          2,750,000
           Less current maturities       (812,500)
                                        ----------

                                        $7,000,000
                                        ==========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H:    NOTES AND INTEREST PAYABLE

        Notes and interest payable consist of the following at June 30, 2001:

           Notes payable                      $9,500,000
           Discount on notes payable           (538,656)
           Notes payable to stockholders         690,000
           Interest payable                      102,789
           Less current maturities             (575,000)
                                              ----------

                                              $9,179,133
                                              ==========

        Notes payable of $9.5 million consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 and two convertible promissory notes, each in the principal amount of $1,000,000, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share. The principal and any accrued interest are due in one payment on January 11, 2007. The interest rate in effect for these notes as of June 30, 2001 was 4.75%. The $1 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on January 11, 2003. The $1 million principal notes are convertible into common stock of the Company at $3.00 per share. The aggregate beneficial conversion feature of the $1 million principal notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes.

        Notes payable to stockholders consist of the following as of June 30, 2001:

           Subordinated convertible promissory notes, with interest at applicable federal rate per annum. The notes with accrued interest are convertible into common stock at
              $2.50 per share.  The notes are due February 12, 2006                   $490,000
           Promissory Notes, non-interest-bearing, due on April 1, 2002                100,000
           Promissory Notes, non-interest bearing, due no sooner than
              February 2003                                                            100,000
                                                                                     ---------
                                                                                      $690,000
              Less Current Maturity                                                  (100,000)
                                                                                     ---------
                                                                                      $590,000
                                                                                     =========

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I: CLASS A PREFERRED STOCK

        On August 1, 2001, the shareholders ratified the convertibility of the Class A Convertible Preferred Stock of the Company into common stock. The shares were convertible into common stock on a one-to-one basis and were converted during August 2001. The Company will record a preferred stock dividend of $2,475,000 in August 2001, for the difference between the carrying value of the preferred stock and the fair value of the shares of common stock ($4.00) at the time of issuance of the preferred stock.

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

NOTE J: SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

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

        On February 12, 2001 the Company issued 43,000 shares of common stock to a consultant who provided services in connection with the sale of the Company's Class A Convertible Preferred Stock. The shares were valued at $3.125 per share (the closing price of the stock on February 12, 2001) and deferred charges, common stock and additional paid in capital were increased for the transaction. The deferred charge is being amortized over a five-year period.

        In 2000, the Company purchased all the capital stock of iMapData in exchange for 1,000,000 shares of common stock. The Company issued stock valued at $12 million in exchange for net assets with a fair value of $264,106.

        On April 6, 2001, the Company issued 25,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share (the closing price of the stock on March 1, 2001). Consulting expense, common stock, and additional paid in capital were increased for the transaction.

               FINANCIAL PERFORMANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE K:    NET LOSS PER SHARE

        The calculation of basic and diluted loss per share for the six and three months ended June 30, 2001 and 2000 is based upon the following:

                                                                    Six Months                     Three Months
                                                                    ----------                     ------------
                                                               2001             2000           2001            2000
                                                               ----             ----           ----            ----

  Net loss available to common shareowners                 $(2,930,536)      $(750,587)    $(1,316,332)      $(674,460)
                                                           ------------     -----------    ------------     -----------
  Weighted average common shares outstanding                12,946,280      10,855,161      13,073,980      11,448,994
  Dilutive securities, stock options and warrants (a)               --              --              --              --
                                                           ------------     -----------    ------------     -----------
  Weighted average shares outstanding assuming dilution     12,946,280      10,855,161      13,073,980      11,448,994
                                                           ============     ===========    ============     ===========

        (a) excluded from both the six and three month computations for 2001 and 2000 were 3,055,500 and 5,483,500, respectively, warrants and options which would be antidilutive.

NOTE L:    DISCONTINUED OPERATIONS

        A summary of operating results for MKP, for the six and three months ended June 30, 2000 are as follows:

                                                 Six Months     Three Months
                                                 ----------     ------------
                                                June 30, 2000  June 30, 2000
                                                -------------  -------------

  Revenues                                        $7,371,000     $3,508,000
  Costs and expenses
  Cost of revenues                                 5,500,000      2,682,000
  Salaries and related expenses                      675,000        310,000
  Selling, general and administrative expenses       377,000        195,000
  Management fee expense                             389,000        159,000
  Other income                                        83,000         48,000
  Minority interest                                  (91,000)       (37,000)
  Income taxes                                       (57,000)       (24,000)
                                                  ----------     ----------
  Net Income                                      $  365,000     $  149,000
                                                  ==========     ==========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

        Revenues. Revenues from continuing operations increased approximately $19,841,000 to $21,126,000 for the six months ended June 30, 2001 from $1,285,000 for the six months ended June 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated revenues from continuing operations from January 16, 2001 (date of acquisition) through June 30, 2001.

        Cost of Revenues. Cost of revenues from continuing operations increased approximately $15,018,000 to $15,274,000 for the six months ended June 30, 2001 from $256,000 for the six months ended June 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated cost of revenues from continuing operations from January 16, 2001 through June 30, 2001.

        Sales and Marketing Expenses. Sales and marketing expenses from continuing operations were approximately $2,434,000 for the six months ended June 30, 2001 and are primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated sales and marketing expenses from continuing operations from January 16, 2001 through June 30, 2001. There were no sales or marketing expenses for the six months ended June 30, 2000.

        General and Administrative Expenses. General and administrative expenses from continuing operations increased approximately $1,476,000 to $3,689,000 for the six months ended June 30, 2001 from $2,213,000 for the six months ended June 30, 2000. This increase is primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated general and administrative expenses from continuing operations from January 16, 2001 through June 30, 2001.

        Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $1,649,000 to $1,976,000 for the six months ended June 30, 2001 from $327,000 for the six months ended June 30, 2000. This increase is primarily attributable to the amortization of goodwill and deferred charges, purchased in the acquisitions of Willey Brothers on January 16, 2001 and iMapData on March 3, 2000, and to an increase in depreciation expense on fixed assets due to the acquisition of Willey Brothers, which is included in the consolidated depreciation and amortization from continuing operations, from January 16, 2001 through June 30, 2001.

        Operating Loss. Operating loss from continuing operations increased approximately $736,000 to $2,247,000 for the six months ended June 30, 2001, from $1,511,000 for the six months ended June 30, 2000. The increase in the operating loss from continuing operations is due to the amortization of goodwill and deferred charges of $1,677,000 incurred in the acquisitions of iMapData and Willey Brothers.

        Interest Expense. Interest expense from continuing operations was approximately $941,000 for the six months ended June 30, 2001 and is attributable to interest on the Company's credit facilities, term loan, and notes payable. There was no interest expense from continuing operations for the six months ended June 30, 2000.

        Other Income. Other income from continuing operations decreased approximately $104,000 to $291,000 for the six months ended June 30, 2001 from $395,000 for the six months ended June 30, 2000. The decrease is due to the absence of management fee income in the current quarter due to the disposal of MKP and its reclassification as a discontinued operation for the six months ended June 30, 2000, offset by increased interest income and minority interest in the loss of iMapData.

        Income Taxes. Income taxes from continuing operations were approximately $33,000 for the six months ended June 30, 2001 and are primarily attributable to the state taxable income of Willey Brothers. There were no income taxes from continuing operations in the six months ended June 30, 2000.

        Discontinued Operations. Income from discontinued operations decreased approximately $365,000 for the six months ended June 30, 2001. MKP was disposed of through a sale to MKP on January 16, 2001 and was classified as a discontinued operation in the year ended December 31, 2000.

        Net Loss. Net loss increased approximately $2,180,000 to $2,931,000 for the six months ended June 30, 2001 from $751,000 for the six months ended June 30, 2000. This increase in the net loss is due to interest expense of $941,000 and amortization of goodwill and deferred charges of $1,677,000 incurred in the acquisitions of iMapData and Willey Brothers.



THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

        Revenues. Revenues from continuing operations increased approximately $10,063,000 to $10,876,000 for the quarter ended June 30, 2001 from $813,000 for the quarter ended June 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated revenues from continuing operations for the three months ended June 30, 2001.

        Cost of Revenues. Cost of revenues from continuing operations increased approximately $7,617,000 to $7,737,000 for the quarter ended June 30, 2001 from $120,000 for the quarter ended June 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated cost of revenues for the three months ended June 30, 2001.

        Sales and Marketing Expenses. Sales and marketing expenses from continuing operations were approximately $1,447,000 for the quarter ended June 30, 2001 and are primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated sales and marketing expenses for the three months ended June 30, 2001. There were no sales or marketing expenses for the quarter ended June 30, 2000.

        General and Administrative Expenses. General and administrative expenses from continuing operations increased approximately $103,000 to $1,624,000 for the quarter ended June 30, 2001 from $1,521,000 for the quarter ended June 30, 2000. This increase is primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated general and administrative expenses for the three months ended June 30, 2001, offset by decreased expenses of the parent company, primarily payroll, professional fees and rental expenses.

        Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $911,000 to $1,071,000 for the quarter ended June 30, 2001 from $160,000 for the quarter ended June 30, 2000. This increase is primarily attributable to the amortization of goodwill and deferred charges, purchased in the acquisition of Willey Brothers on January 16, 2001.

        Operating Loss. Operating loss from continuing operations increased approximately $14,000 to $1,003,000 for the quarter ended June 30, 2001, from $989,000 for the quarter ended June 30, 2000.

        Interest Expense. Interest expense from continuing operations was approximately $498,000 for the quarter ended June 30, 2001 and is attributable to interest on the Company's credit facilities, term loan, and notes payable. There was no interest expense from continuing operations for the quarter ended June 30, 2000.

        Other Income. Other income from continuing operations increased approximately $27,000 to $191,000 for the quarter ended June 30, 2001 from $164,000 for the quarter ended June 30, 2000. This increase is due to the minority interest in the loss of iMapData offset by the absence of management fee income in the current quarter due to the disposal of MKP and its reclassification as a discontinued operation for the quarter ended June 30, 2000 and to an increase in interest income for the quarter ended June 30, 2001.

        Income Taxes. Income taxes from continuing operations were approximately $6,200 for the quarter ended June 30, 2001 and are attributable to the state taxable income of iMapData. There were no income taxes from continuing operations in the quarter ended June 30, 2000.

        Discontinued Operations. Income from discontinued operations decreased approximately $150,000 for the quarter ended June 30, 2001. MKP was disposed of through a sale to MKP on January 16, 2001 and was classified as a discontinued operation in the year ended December 31, 2000.

        Net Loss. Net loss increased approximately $642,000 to $1,316,000 for the quarter ended June 30, 2001 from $674,000 for the quarter ended June 30, 2000. This increase in the operating loss is primarily due to interest expense of $498,000 and the amortization of goodwill and deferred charges of $919,000 incurred in the acquisitions of iMapData and Willey Brothers.

RECENT ACCOUNTING PRONOUNCEMENTS

        On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

                - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

                - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

                - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

                - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and,

                - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

        The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $3,336,000 and $834,000 will no longer be recognized. By June 30, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2001, the Company had working capital (current assets less current liabilities) of $2,796,000, stockholders' equity of $20,930,000 and a working capital ratio (current assets to current liabilities) of approximately 1.2:1. At December 31, 2000 the Company had working capital of $1,642,000, stockholder's equity of $12,785,000 and a working capital ratio of approximately 3:1. As of June 30, 2001 and December 31, 2000 the Company had unrestricted cash and cash equivalents of $2,505,000 and $204,000, respectively. The Company conducts its operations through its subsidiaries and relies on cash payments from its subsidiaries to meet its operating requirements.

        For the six months ended June 30, 2001 and June 30, 2000, net cash used in operating activities from continuing operations was $4,459,000 and $264,000, respectively, net cash used in and provided by investing activities from continuing operations was $(11,889,000) and $150,420, respectively and net cash provided by and used in financing activities from continuing operations was $18,650,000 and $(95,000), respectively.

         On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility with Fleet Capital Corporation. The facility consists of an $8,000,000 term loan and a $6,000,000 revolving credit facility and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of June 30, 2001, there was $7,812,500 outstanding under the term loan and $3,809,000 outstanding under the revolving credit facility. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods. The Company has pledged its ownership interest in Willey Brothers to the bank as security for the facility and has guaranteed 100% of the loan. The interest rate in effect on June 30, 2001 was 9.25% for the term loan and 9.00% for the revolving credit facility.

        As of June 30, 2001, the Company had long-term debt of $16,179,133. A $100,000 non-interest bearing promissory note is payable no sooner than February 2003. $490,000 in subordinated convertible notes are due February 12, 2006 with interest at the applicable federal rate. Such subordinated convertible notes, with accrued interest, are convertible into the Company's common stock at $2.50 per share, at the option of the noteholder. Notes payable of $9.5 million consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 and two convertible promissory notes, each in the principal amount of $1,000,000, less the aggregate current maturities of $475,000 and aggregate discount on notes payable of $538,656, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on June 30, 2001 is 4.75%. The principal and any accrued interest are due in one payment on January 11, 2007. The $1,000,000 notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on January 11, 2003. The notes are convertible into common stock of the Company subject to certain conditions. Also included in long-term debt is the $7,812,500 term loan described above less the current maturities of $812,500 and $102,789 of accrued interest on the $1,000,000 notes.

        As of June 30, 2001, the Company had no material capital commitments other than those related to non-cancelable operating leases for office space and equipment.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-KSB and 10-QSB and other filings with the Securities and Exchange Commission.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's notes payable, term loan payable to the bank and revolving credit facility exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates. These financial instruments accrue interest at LIBOR plus an applicable margin.

        The table below provides information on the Company's market sensitive financial instruments as of June 30, 2001.


                            Principle Balance    Interest Rate at June 30, 2001
                            -----------------    ------------------------------

Term Loan                    $7,812,500                     9.25%
Revolving Credit facility     3,809,351                     9.00%
Notes Payable                 7,500,000                     4.75%

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

        On April 6, 2001, the Company issued 25,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share (the closing price of the stock on March 1, 2001). The shares of common stock so issued contain a legend that the shares may not be sold or otherwise disposed of except pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act") and applicable state securities laws, or pursuant to an applicable exemption from the registration requirements of the Act and such laws.


ITEM 5. OTHER INFORMATION

        On August 1, 2001, at the Company's Annual Meeting of Shareholders, the shareholders of the Company approved a proposal to change the Company's state of incorporation from New York to Delaware by merging the Company with and into a Delaware corporation called BrandPartners Group, Inc., a newly formed wholly-owned subsidiary of the Company. The Company expects that the merger will be completed shortly. In accordance with other proposals approved by the shareholders at such Annual Meeting, upon completion of the merger, the Company's name will be changed to BrandPartners Group, Inc., and the authorized capital stock of the Company will be increased to 120,000,000 shares, consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The reincorporation is intended to be a tax-free exchange under the Internal Revenue Code and, accordingly, no gain or loss will be recognized by the holders of the Company's capital stock or by the Company or BrandPartners Group, Inc. as a result of the reincorporation.


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

                                10.3 Form of Warrant Agreement for Warrants issued in September 1996 (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-KSB for the period ended September 30,
                                        1996).

                                10.4 Form of Warrant dated as of December 29, 1997 issued to Richard Levy
                                        (incorporated by reference to Exhibit
                                        10.75 to the Company's Annual Report on
                                        Form 10-KSB for fiscal year ended
                                        September 30, 1997).

                                10.5    Restated and Amended Shareholders
                                        Agreement dated as of October 18, 1994
                                        by and among MKP, Susan Michaelson,
                                        Hillary Kelbick and the Company,
                                        effective as of October 1, 1998
                                        (incorporated by reference to Exhibit
                                        10.80 to the Company's Annual Quarterly
                                        on Form10-QSB for the fiscal quarter
                                        ended September 30, 1998).

                                10.6 Form of Warrant dated as of October 21, 1998 between the Company and Richard Levy (incorporated by reference to
                                        Exhibit 10.81 to the Company's Annual
                                        Report on Form 10-KSB for the fiscal
                                        year ended December 31, 1998).

                                10.7 Form of Warrant Agreement dated as of October 21, 1998 covering warrants issued to Richard Levy and others (incorporated by reference to Exhibit
                                        10.86 to the Company's Annual Report on
                                        Form 10-KSB for the fiscal year ended
                                        December 31, 1998).

                                10.8 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Jeffrey Silverman (incorporated by reference to
                                        Exhibit 10.1 to the Company's Current
                                        Report on Form 8-K filed November 30,
                                        1999).

                                10.9 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit
                                        10.2 to the Company's Current Report on
                                        Form 8-K filed November 30, 1999).

                                10.10   Stockholders Agreement dated as of
                                        November 17, 1999 by and among the
                                        Company, Robert S. Trump, Jeffrey
                                        Silverman, and Ronald Nash (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 30, 1999).

                                10.11 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to
                                        Exhibit 10.4 to the Company's Current
                                        Report on Form 8-K filed November 30,
                                        1999).

                                10.12 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to
                                        Exhibit 10.5 to the Company's Current
                                        Report on Form 8-K filed November 30,
                                        1999).

                                10.13 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to
                                        Exhibit 10.6 to the Company's Current
                                        Report on Form 8-K filed November 30,
                                        1999).

                                10.14 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit
                                        10.7 to the Company's Current Report on
                                        Form 8-K filed November 30, 1999).

                                10.15 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit
                                        10.8 to the Company's Current Report on
                                        Form 8-K filed November 30, 1999).

                                10.16 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit
                                        10.9 to the Company's Current Report on
                                        Form 8-K filed November 30, 1999).

                                10.17 Option Agreement dated as of November 17, 1999 between the Company and Jeffrey Silverman (incorporated by reference to
                                        Exhibit 10.10 to the Company's Current
                                        Report on Form 8-K filed November 30,
                                        1999).

                                10.18 Option Agreement dated as of November 17, 1999 between the Company and Ronald Nash (incorporated by reference to
                                        Exhibit 10.11 to the Company's Current
                                        Report on Form 8-K filed November 30,
                                        1999).

                                10.19 Registration Rights Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump, William F. Finley, Jeffrey Silverman and Ronald Nash (incorporated by reference to
                                        Exhibit 10.12 to the Company's Current
                                        Report on Form 8-K filed November 30,
                                        1999).

                                10.20   First Amendment to the Restated and
                                        Amended Shareholders Agreement dated as
                                        of November 16, 1999 by and among
                                        Michaelson Kelbick Partners, the
                                        Company, Susan Michaelson and Hillary
                                        Kelbick (incorporated by reference to
                                        Exhibit 10.14 to the Company's Current
                                        Report on Form 8-K filed November 30,
                                        1999).

                                10.21 Option Agreement dated as of January 10, 2000 between the Company and Jeffrey Silverman (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                                        1999).

                                10.22 Option Agreement dated as of January 10, 2000 between the Company and Ronald Nash (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

                                10.23   Agreement and Plan of Merger dated
                                        February 23, 2000 between the Company,
                                        FPC Acquisition Corp., iMapData.com,
                                        Inc., William Lilley III and Laurence J.
                                        DeFranco (incorporated by reference to
                                        Exhibit 10.17 to the Company's Current
                                        Report on Form 8-K filed February 24,
                                        2000).

                                10.24 Stock Option Agreement dated as of April 26, 2000 between the Company and Edward
                                        T. Stolarski, covering 100,000 shares of common stock; Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment Agreement dated April 25, 2000 between the Company and Edward T. Stolarski (incorporated by reference to
                                        Exhibit 10.5 to the Company's Report on
                                        Form 10-QSB for the three months ended
                                        March 31, 2000).

                                10.25 Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation and Willey Brothers, Inc., and Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31,
                                        2001).

                                10.26 Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump and Laurence DeFranco (incorporated by reference to Exhibit
                                        10.2 to the Company's Current Report on
                                        Form 8-K filed on January 31, 2001), as
                                        amended by an Amendment, dated as of
                                        March 21, 2001, among such parties
                                        (incorporated by reference to Exhibit
                                        10.44 to the Company's Annual Report on
                                        Form 10-KSB for the fiscal year ended
                                        December 31, 2000).

                                10.27 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000; Subordinated Convertible
                                        Term Promissory Note, dated January 11,
                                        2001, made by the Company in favor of
                                        The Thomas P. Willey Revocable Trust of
                                        1998, in the principal amount of
                                        $3,750,000; and Subordinated Convertible
                                        Term Promissory Note, dated January 11,
                                        2001, made by the Company in favor of
                                        The Thomas P. Willey Revocable Trust of
                                        1998, in the principal amount of
                                        $1,000,000 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2001).

                                10.28   Promissory Note, dated February 12,
                                        2001, made by iMapData in favor of
                                        Ronald Nash, in the principal amount of
                                        $50,000; Promissory Note, dated February
                                        12, 2001, made by iMapData in favor of
                                        Jeffrey Silverman, in the principal
                                        amount of $50,000; and Promissory Note,
                                        dated February 12, 2001, made by
                                        iMapData in favor of William Lilley, in
                                        the principal amount of $100,000
                                        (incorporated by reference to Exhibit
                                        10.46 to the Company's Annual Report on
                                        Form 10-KSB for the fiscal year ended
                                        December 31, 2000).

                                10.29   Subordinated Convertible Promissory
                                        Note, dated March 1, 2001, made by the
                                        Company in favor of Jeffery S.
                                        Silverman, in the principal amount of
                                        $245,000; and, Subordinated Convertible
                                        Promissory Note, dated March 1, 2001,
                                        made by the Company in favor of Ronald
                                        Nash, in the principal amount of
                                        $245,000 (incorporated by reference to
                                        Exhibit 10.47 to the Company's Annual
                                        Report on Form 10-KSB for the fiscal
                                        year ended December 31, 2000).

                                10.30 Stock Option Agreements, dated August 9, 2000, between the Company and each of Jonathan Foster, Nathan Gantcher and William Grimes (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                                        2000).

                                10.31 Stockholders' Agreement, dated February 12, 2001, by and among iMapData.com, Inc., Financial Performance Corporation, 1404467 Ontario Limited, BG Media Intermediate Fund L.P., William Lilley and Laurence DeFranco (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                                        2000).

                                16.1    Letter from Goldstein and Morris
                                        addressed to the Securities and Exchange
                                        Commission (incorporated by reference to
                                        Exhibit 16.1 to the Company's Current
                                        Report on Form 8-K filed January 24,
                                        2000).


        (b) The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 2001:

                        (i) the Company's Current Report on Form 8-K dated January 30, 2001 (filed January 31, 2001), as amended by the Company's Current Report on Form 8-K/A dated March 30, 2001 (filed April 2, 2001), in which the Company reported the terms of the acquisition of 100% of the common stock of Willey Brothers and the financing arrangement with Fleet Capital Corporation in connection therewith, and with which were filed consolidated financial statements of Willey Brothers, Inc. and Subsidiary and unaudited pro forma consolidated financial statements of the Company for periods ending December 31, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 2001

                                          FINANCIAL PERFORMANCE CORPORATION.



                                          By: /s/Jeffrey S. Silverman
                                              -----------------------
                                              Chief Executive Officer



                                          By: /s/Edward T. Stolarski
                                              ----------------------
                                              Chief Financial Officer