Form 10QSB
period 2001-09-30
BRANDPARTNERS GROUP INC
filed 2001-11-14
CIK 798600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                  OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

         Commission File Number 0-16530


                            BRANDPARTNERS GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              13-3236325
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

Yes X    No

The number of shares of common stock outstanding on November 7, 2001 was 14,999,639

Transitional Small Business Disclosure Format (Check One):      Yes        No X

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets
            September 30, 2001 and December 31, 2000......................................................              2

         Consolidated Statements of Operations for the Nine and Three Months
            Ended September 30, 2001 and September 30, 2000...............................................              3

         Consolidated Statement of Changes in Stockholders' Equity for
            the Nine Months Ended September 30, 2001......................................................              4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and September 30, 2000...............................................              5

         Notes to Consolidated Financial Statements.......................................................              6


     Item 2.  Management's Discussion and Analysis or Plan of Operation...................................             16


Part II  - Other Information

     Item 2.  Changes in Securities.......................................................................             23

     Item 4.  Submission of Matter to a Vote of Security Holders..........................................             23

     Item 5.  Other Information...........................................................................             25

     Item 6.  Exhibits and Reports on Form 8-K............................................................             25

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000



                                                                                    SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                                                    ------------------       -----------------
                                            ASSETS                                      (UNAUDITED)
Current assets:
Cash and cash equivalents                                                              $  1,701,401            $    203,643
Accounts receivable-net                                                                   4,613,281                 175,700
Inventories                                                                               2,555,075                      --
Costs in excess of billings                                                               1,861,477                      --
Prepaid expenses and deferred charges                                                     1,306,039                 191,932
Deferred income taxes                                                                       699,000                      --
Net assets held for sale                                                                         --               1,900,000
                                                                                       ------------            ------------
              Total Current Assets                                                       12,736,273               2,471,275
                                                                                       ------------            ------------


Property, plant and equipment, net of accumulated depreciation                            1,233,691                 262,542
Deferred acquisition and financing costs                                                    796,531                 525,000
Goodwill, net of accumulated amortization                                                34,223,681              11,002,844
Other assets                                                                                309,747                  42,088
                                                                                       ------------            ------------

              Total Assets                                                             $ 49,299,923            $ 14,303,749
                                                                                       ============            ============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility                                                              $  3,070,378            $         --
Accounts payable and accrued expenses                                                     5,780,676                 829,034
Billings in excess of cost                                                                  460,064                      --
Current maturities of long term debt                                                      1,694,454                      --
Other liabilities                                                                           698,934                      --
                                                                                       ------------            ------------
              Total Current Liabilities                                                  11,704,506                 829,034
                                                                                       ------------            ------------


Loan payable to bank                                                                      6,750,000                      --
Notes and interest payable                                                                9,085,806                 690,000
Capital lease obligation                                                                    174,974                      --

Commitments and contingencies                                                                    --                      --
Minority interest in consolidated subsidiary                                              2,959,535                      --

Stockholders' equity:
    Common stock, $.01 par value, 100,000,000 shares authorized;                            150,943                 114,580
        15,094,374 and 11,458,040 shares issued as of September 30, 2001 and
                 December 31, 2000, respectively
    Preferred stock, $.01 par value, 20,000,000 shares authorized; 1,650,000                     --                      --
       shares designated as Class A convertible preferred stock, issued and converted to common as of September 30, 2001
Additional paid-in capital                                                               36,881,266              22,079,129
Accumulated deficit                                                                     (18,094,607)             (9,408,994)
Treasury stock                                                                             (312,500)                     --
                                                                                       ------------            ------------
          Total stockholders' equity                                                     18,625,102              12,784,715
                                                                                       ------------            ------------
          Total liabilities and stockholders' equity                                   $ 49,299,923            $ 14,303,749
                                                                                       ============            ============

   The accompanying notes are an integral part of the consolidated financial statements.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                               NINE MONTHS ENDED SEPTEMBER 30,                 THREE MONTHS ENDED SEPTEMBER 30,

                                                 2001                    2000                    2001                    2000
                                             ------------            ------------            ------------            ------------
Revenues                                     $ 27,498,601            $  1,704,400            $  6,372,606            $    419,085
                                             ------------            ------------            ------------            ------------

Expenses:
     Cost of revenues                          20,271,907                 430,475               4,998,481                 174,858
     Sales and marketing                        3,780,583                      --               1,346,348                      --
     General and administrative                 5,566,763               3,119,620               1,877,819                 906,382
     Depreciation and amortization              3,083,940                 566,685               1,107,482                 239,566
                                             ------------            ------------            ------------            ------------

          Total expenses                       32,703,193               4,116,780               9,330,130               1,320,806
                                             ------------            ------------            ------------            ------------

     Operating loss                            (5,204,592)             (2,412,380)             (2,957,524)               (901,721)

     Interest expense                          (1,411,662)                     --                (470,376)                     --

Other income
     Interest income                               95,965                   5,988                  30,516                     416
     Management fee income                             --                 406,731                      --                  17,612
     Minority interest                            352,965                      --                 127,580                      --
                                             ------------            ------------            ------------            ------------

                                                  448,930                 412,719                 158,096                  18,028
Loss from continuing operations
   before income taxes                         (6,167,324)             (1,999,661)             (3,269,804)               (883,693)

          Income taxes                             43,289                      --                  10,273                      --
                                             ------------            ------------            ------------            ------------

Loss from continuing operations                (6,210,613)             (1,999,661)             (3,280,077)               (883,693)

Income from discontinued operation                     --                 381,166                      --                  15,785
                                             ------------            ------------            ------------            ------------

Net loss                                       (6,210,613)             (1,618,495)             (3,280,077)               (867,908)
                                                                                             ============            ============

Beneficial Conversion feature on
     Preferred Stock                           (2,475,000)                     --              (2,475,000)                     --
                                             ------------            ------------            ------------            ------------

Net Loss applicable to
     Common Stockholders                     $ (8,685,613)           $ (1,618,495)           $ (5,755,077)           $   (867,908)
                                             ============            ============            ============            ============

Basic and diluted loss per share
   Continuing operations                     $      (0.65)           $      (0.18)           $      (0.41)           $      (0.08)
   Discontinued operations                             --                     .03                      --                     .00
                                             ------------            ------------            ------------            ------------
                                             $      (0.65)           $      (0.15)           $      (0.41)           $      (0.08)
                                             ============            ============            ============            ============




   The accompanying notes are an integral part of the consolidated financial statements.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                        PREFERRED STOCK            COMMON STOCK       ADDITIONAL-PAID-      RETAINED
                                      SHARES          $         SHARES         $         IN CAPITAL         EARNINGS
Balance at January 1, 2001                                    11,458,040   $114,580     $22,079,129      ($ 9,408,994)

Issuance of preferred stock          1,650,000      16,500                                4,108,500


Conversion of Preferred to Common   (1,650,000)    (16,500)    1,650,000     16,500       2,475,000        (2,475,000)

Issuance of shares for
acquisition of Willey Brothers                                 1,512,500     15,125       6,034,875

Beneficial conversion feature on
     notes payable                                                                          666,667

Exercise of Options                                              150,000      1,500         148,500

Issuance of shares for services                                  323,834      3,238         608,595

Options issued for services                                                                 760,000

Treasury stock

Net loss                                                                                                   (6,210,613)
                                    ----------------------------------------------------------------------------------
Balance at September 30, 2001                0    $      0    15,094,374   $150,943     $36,881,266      ($18,094,607)
                                    ==================================================================================

                                        TREASURY STOCK          TOTAL
                                      SHARES        $
Balance at January 1, 2001                                   $12,784,715

Issuance of preferred stock                                    4,125,000


Conversion of Preferred to Common                                      0

Issuance of shares for
acquisition of Willey Brothers                                 6,050,000

Beneficial conversion feature on
     notes payable                                               666,667

Exercise of Options                                              150,000

Issuance of shares for services                                  611,833

Options issued for services                                      760,000

Treasury stock                      (100,000)    (312,500)     (312,500)

Net loss                                                      (6,210,613)
                                    -------------------------------------
Balance at September 30, 2001       (100,000)   ($312,500)   $18,625,102
                                    =====================================



   The accompanying notes are an integral part of the consolidated financial statements.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                                                                        ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $ (6,210,613)           $ (1,999,661)
    Adjustments to reconcile net loss to cash
        Provided by (used in) operating activities:
         Depreciation and amortization                                                        3,083,940                 813,085
         Amortization of discount on Notes Payable                                              204,607                      --
         Loss on disposal of fixed assets                                                        13,691                      --
         Bad debt recovery                                                                     (122,449)                     --
         Minority Interest                                                                     (352,965)                     --
         Non-cash compensation                                                                  714,958                  68,733
    Changes in operating assets and liabilities, net of acquisitions
        Accounts receivable                                                                   4,348,272                  92,560
        Costs and estimated earnings in excess of billings                                     (739,741)                     --
        Inventories                                                                             790,302                      --
        Security deposits paid                                                                  (47,836)                     --
        Prepaid expenses and other current assets                                              (359,495)                (64,123)
        Other assets                                                                           (107,613)                (14,456)
        Accounts payable and accrued expenses                                                (4,822,742)                 85,150
        Other liabilities                                                                       666,784                 535,969
        Billings in excess of cost                                                           (1,425,955)                     --
        Interest payable-long term                                                              157,866                      --
                                                                                           ------------            ------------

             Net cash used in operating activities                                           (4,208,989)               (482,743)
                                                                                           ------------            ------------

             Net cash provided by operating activities of discontinued operation                     --                 766,967
                                                                                           ------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                                    (322,144)               (273,716)
   Proceeds from sale of MKP                                                                  2,000,000                      --
   Acquisition of Willey Brothers, net of cash acquired                                     (13,746,857)                     --
   Restricted cash                                                                                   --                 500,000
   Purchase of marketable securities                                                                 --                (150,000)
   Proceeds from sale of land                                                                    75,350                      --
   Closing costs incurred in acquisition of iMapData                                                 --                 (95,610)
                                                                                           ------------            ------------
                  Net cash used in investing activities                                     (11,993,651)                (19,326)
                                                                                           ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on credit facility                                                              3,070,378                      --
   Proceeds from long-term debt                                                               8,000,000                      --
   Repayment of secured promissory note                                                              --                (500,000)
   Repayment of long-term debt                                                                 (575,780)                     --
   Proceeds from exercise of options/warrants                                                   150,000                 405,000
   Proceeds from equity investment in iMapData, net                                           2,930,800                      --
   Proceeds from sale of preferred stock                                                      4,125,000                      --
                                                                                           ------------            ------------

                  Net cash provided by (used in) financing activities                        17,700,398                 (95,000)
                                                                                           ------------            ------------

                  Net increase in cash                                                        1,497,758                 169,898

Cash and cash equivalents, beginning of period                                                  203,643                 167,410
                                                                                           ------------            ------------

Cash and cash equivalents, end of period                                                   $  1,701,401            $    337,308
                                                                                           ============            ============

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for
        Interest                                                                           $    738,766            $         --
        Income taxes                                                                            466,205                  55,000


   The accompanying notes are an integral part of the consolidated financial statements.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A:      FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of income for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of the results expected for the full year.

         On August 1, 2001, at the Company's Annual Meeting of Shareholders, the shareholders of the Company approved a proposal to change the Company's state of incorporation from New York to Delaware by merging the Company with and into a Delaware corporation called BrandPartners Group, Inc., a newly formed wholly-owned subsidiary of the Company. The merger was effective August 20, 2001. In accordance with other proposals approved by the shareholders at such Annual Meeting, upon completion of the merger, the Company's name was changed to BrandPartners Group, Inc., and the authorized capital stock of the Company was increased to 120,000,000 shares, consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The reincorporation is intended to be a tax-free exchange under the Internal Revenue Code and, accordingly, no gain or loss has been recognized by the holders of the Company's capital stock or by the Company or BrandPartners Group, Inc. as a result of the reincorporation.

         A summary of significant accounting policies followed by the Company are set forth in Note B to the Company's consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.

         The Company operates in two segments through its subsidiaries, Willey Brothers, Inc. ("Willey Brothers") acquired on January 16, 2001, and iMapData, Inc. ("iMapData"). Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs. Through iMapData, the Company provides companies, governmental agencies and trade organizations with access, through digital computer software, to competitive marketing, economic and other data on a secure proprietary web site.

         The consolidated financial statements include the accounts of BrandPartners Group, Inc., its 100%-owned subsidiary, Willey Brothers, from January 16, 2001, and its 67.73%-owned subsidiary, iMapData. All significant inter-company accounts and transactions have been eliminated in consolidation.

         Certain amounts in prior years have been reclassified to conform to the classifications used in 2001.

         On January 16, 2001 the Company disposed of its 80% interest in its subsidiary, Michaelson Kelbick Partners Inc. "MKP" through the sale of its interest to MKP. MKP was classified as a discontinued operation as of and for the year ended December 31, 2000 and results of operations and financial position for the year ended December 31, 1999 were restated to reflect the discontinued operation in accordance with APB 30. The disposition had no impact on results of operations for the nine and three months ended September 30, 2001. Results of operations and cash flows for the nine and three months ended September 30, 2000 have been restated to reflect MKP as a discontinued operation.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE B:      RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141 AND 142

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

SFAS 144

         In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C:      ACQUISITION OF WILLEY BROTHERS, INC.

         On January 16, 2001 the Company acquired the stock of Willey Brothers for a combination of cash, common stock of the Company, options in the Company's stock and notes payable. The total purchase price was $32,446,869, including acquisition expenses of $1,556,869. The transaction has been accounted for as a purchase business combination.

         The acquisition was made with cash of $16,371,869, 1,512,500 shares of common stock of the Company valued at $6,050,000 ($4.00 per share), stock options issued with a Black-Scholes valuation of $525,000 and notes payable of $9,500,000.

         The following table provides an analysis of the purchase of Willey Brothers. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill and deferred charges, calculated as follows:

Total purchase cost, including closing costs of $1,556,869                  $32,446,869
Fair value of net assets acquired                                             6,134,704
                                                                            -----------
            Excess of cost over fair value of net assets acquired           $26,312,165
                                                                            ===========

Purchase price in excess of estimated fair value of net
            assets acquired allocated to goodwill                           $25,555,264
Purchase price in excess of estimated fair value of net
            assets acquired allocated to deferred charges                       756,901
                                                                            -----------
                                                                            $26,312,165

         The allocation of the purchase price is preliminary and subject to revision, which is not expected to be material, based on the final determination of fair value of net assets acquired.

         The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceeds certain targeted levels through the year 2005. The aggregate maximum amount of contingent consideration is $3,000,000. The additional consideration is payable in cash at the end of each fiscal year. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment terminates. The Company has recorded a liability as of September 30, 2001 of $375,000. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

         Goodwill is being amortized on a straight-line basis over a ten year period (see note B). Deferred acquisition and financing costs are being amortized on a straight-line basis over a five year period.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE C:      (CONT'D)

         Unaudited proforma operating results for the nine and three months ended September 30, 2001 and 2000 for the Company, assuming the acquisition of Willey Brothers occurred on December 31, 1999, are as follows:

                                                                         Nine Months                         Three Months
                                                              --------------------------------      ------------------------------
                                                                  2001               2000               2001              2000
                                                              ------------      --------------      ------------      ------------
         Revenues                                             $ 28,556,000      $   30,150,000      $  6,373,000      $  9,272,000
         Loss from continuing operations                         6,594,000              62,000         3,280,000           516,000
         Beneficial Conversion feature on preferred stock        2,475,000                  --         2,475,000                --
         Income from discontinued operations                            --             381,000                -0-           15,785

         Basic and diluted loss per share
              Continuing operations                           $      (0.68)     $         0.00      $      (0.41)     $      (0.04)
              Discontinued operations                                   --                0.03                --              0.00
                                                              ------------      --------------      ------------      ------------
                                                              $      (0.68)     $         0.03      $      (0.41)     $      (0.04)
                                                              ============      ==============      ============      ============

NOTE D:      SALE OF MINORITY INTEREST

         On February 12, 2001, iMapData sold 3,000,000 shares of its Series A Convertible Preferred Stock representing a 27.27% interest in iMapData to an investor group for $3,000,000. As part of the stock purchase agreement, two members of the investor group were elected to the Board of Directors of iMapData. Concurrently, two officers of iMapData each acquired a 2.5% interest in iMapData in exchange for an aggregate of 100,000 shares of the Company's common stock. As a result, the Company has recorded treasury stock with a value of $3.125 per share (the closing price of the common stock of the Company on February 12, 2001). The stock purchase agreement requires iMapData to issue additional shares of Series A Preferred Stock to the investor group in the event that iMapData does not attain certain gross revenue thresholds for the fiscal years ended December 31, 2001 and 2002. The maximum number of additional shares of iMapData to be issued if iMapData fails to attain the thresholds for both years is 1,107,690 preferred shares.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

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

         Segment information of iMapData as of September 30, 2001 and the nine and three month periods then ended and September 30, 2000 and the nine and three month periods from March 3, 2000 (date of acquisition) to September 30, 2000, is as follows:

                                                           Nine Months                   Three Months
                                                    -------------------------     -------------------------
                                                       2001           2000           2001           2000
                                                    ----------     ----------     ----------     ----------
         Revenues                                   $1,183,000     $1,704,000     $  431,000     $  419,000
         Operating loss                              1,517,000        418,000        475,000        319,000
         Other income                                   31,000          6,000         14,000             -0-
         Pretax loss from continuing operations      1,486,000        412,000        461,000        319,000
         Total assets                                2,390,000        847,000      2,390,000        847,000

         Segment information of Willey Brothers as of September 30, 2001 and for the period January 16, 2001 (date of acquisition) to September 30, 2001, is as follows:

                                                        Nine Months         Three Months
                                                        -------------------------------
                                                            2001                2001
                                                        -----------         -----------
         Revenues                                       $26,316,000         $ 5,942,000
         Operating loss                                   1,477,000           1,774,000
         Interest expense                                   742,000             241,000
         Other income                                        50,000              15,000
         Pretax loss from continuing operations           2,169,000           2,000,000
         Total assets                                    35,974,000          35,974,000

         The reconciliation of the pretax loss from continuing operations of the reportable segments to the consolidated pretax loss from continuing operations is as follows:

                                                              Nine Months                          Three Months
                                                     -----------------------------         -----------------------------
                                                        2001               2000               2001               2000
                                                     ----------         ----------         ----------         ----------
Total operating loss for reportable segments         $2,994,000         $  418,000         $2,249,000         $  319,000
Interest expense for reportable segments                742,000                 --            241,000                 --
Other income for reportable segments                     81,000              6,000             29,000                -0-
Other corporate expenses                              2,512,000          1,588,000            809,000            565,000
                                                     ----------         ----------         ----------         ----------
Pretax loss from continuing operations               $6,167,000         $2,000,000         $3,270,000         $  884,000
                                                     ==========         ==========         ==========         ==========

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F:      SIGNIFICANT CUSTOMERS

         For the nine months ended September 30, 2001, three customers of Willey Brothers accounted for approximately 17%, 13%, and 11% of its revenues, respectively, and two customers of iMapData accounted for approximately 17% and 15%, of its revenues, respectively. For the three months ended September 30, 2001, two customers of Willey Brothers accounted for approximately 14% and 12% of its revenues, respectively and four customers of iMapData accounted for approximately 41%, 20%, 19% and 11%, of its revenues, respectively. For the nine months ended September 30, 2000, four customers of iMapData accounted for approximately 38%, 16%, 16%, and 11% of its revenues, respectively. For the three months ended September 30, 2000 three customers of iMapData accounted for approximately 42%, 15%, and 11% of its revenues, respectively.


NOTE G:      LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

         On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the banks base rate plus the applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on September 30, 2001 was 7.1803% for the term loan and 7.3136% for the revolving credit facility. As of September 30, 2001 the outstanding balances under the term loan and the revolving credit facility were $7,625,000 and $3,070,378, respectively. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods through 2008. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers and is guaranteed by the Company. The Company is also required to maintain compliance with certain financial covenants, which include limitations on additional indebtedness and capital expenditures by Willey Brothers. Pursuant to an amendment and waiver agreement with the lender, the covenant on additional indebtedness has been waived and certain other covenants amended or waived.

         The maturities on the term loan payable at September 30, 2001 are as follows:

         Year Ending December 31,
              2001                         $  375,000
              2002                          1,000,000
              2003                          1,000,000
              2004                          2,500,000
              2005                          2,750,000
                                           ----------
                                            7,625,000
              Less current maturities        (875,000)
                                           ----------
                                           $6,750,000
                                           ==========

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H:      NOTES AND INTEREST PAYABLE

         Notes and interest payable consist of the following at September 30, 2001:

             Notes payable                                          $ 9,500,000
             Discount on notes payable                                 (462,060)
             Notes payable to stockholders                              690,000
             Interest payable                                           157,866
             Less current maturities                                   (800,000)
                                                                    -----------

                                                                    $ 9,085,806
                                                                    ===========

         Notes payable of $9.5 million consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 and two convertible promissory notes, each in the principal amount of $1,000,000, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of September 30, 2001 was 5.29%. The $1 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The $1 million principal notes are convertible into common stock of the Company at $3.00 per share. The aggregate beneficial conversion feature of the $1 million principal notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the notes, for the first three quarters of 2001 are deferred until the fourth quarter of 2001. In addition, the maturity date on the $1 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $3.75 million notes was extended to October 11, 2007 from January 11, 2007.


         Notes payable to stockholders consist of the following as of September 30, 2001:

             Subordinated convertible promissory notes, with interest at applicable federal rate per annum. The notes with accrued
                interest are convertible into common stock at
                $2.50 per share.  The notes are due February 12, 2006             $ 490,000
             Promissory Notes, non-interest-bearing, due on April 1, 2002           100,000
             Promissory Notes, non-interest bearing, due no sooner than
                February 2003                                                       100,000
                                                                                  ---------

                                                                                  $ 690,000
                Less Current Maturity                                              (100,000)
                                                                                  ---------
                                                                                  $ 590,000
                                                                                  =========

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I:  CLASS A CONVERTIBLE PREFERRED STOCK

         On August 1, 2001, the shareholders ratified the conversion of the Class A Convertible Preferred Stock of the Company into common stock. Accordingly, the shares were converted into common stock on a one-to-one basis. The Company has recorded the beneficial conversion feature of $2,475,000 in August 2001, for the difference between the carrying value of the preferred stock and the fair value of the shares of common stock at the time of issuance of the preferred stock.

         Class A Convertible Preferred Stock of iMapData may be converted, at the option of the holder, at any time after the date of issuance, into Common Stock of iMapData at an initial conversion price of $1.00 per share. The conversion price may be adjusted for dividends and distributions. The preferred stock accrues in-kind dividends of 10% per annum which are payable in cash upon liquidation. The Series A Convertible Preferred Stock has the same voting rights as the common stock of iMapData.

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

         On March 3, 2000, the Company purchased all the capital stock of iMapData in exchange for 1,000,000 shares of common stock. The Company issued stock valued at $12 million in exchange for net assets with a fair value of $264,106.

         On April 6, 2001, the Company issued 25,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share (the closing price of the stock on March 1, 2001). Consulting expense, common stock, and additional paid in capital were increased for the transaction.

         On July 2, 2001 the Company issued 10,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share (the closing price of the stock on March 1, 2001). Consulting expense, common stock and additional-paid-in-capital were increased for the transaction.

         On September 26, 2001 the Company issued 112,500 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $0.97 per share (the closing price of the stock on September 26, 2001). Salary expense, common stock and additional-paid-in-capital were increased for the transaction.

         On September 26, 2001 the Company issued an aggregate of 83,334 shares of common stock in partial consideration for the purchase of various assets of the Commonwealth Group by Willey Brothers. The shares were valued at $.97 per share (the closing price of the stock on September 26, 2001). Salary expense, common stock and additional-paid-in-capital were increased for the transaction.

         On July 3, 2001, the Company issued 100,000 options to a consultant in connection with a consulting agreement that expires December 31, 2001. The options have a black-scholes valuation of approximately $190,000. Prepaid expense, common stock and additional-paid-in-capital were increased for the transaction. The prepaid expense is being amortized over the balance of the year.

         On July 3, 2001, the Company issued 300,000 options to a consultant in connection with a consulting agreement with a term of one year. The options have a black-scholes valuation of approximately $570,000. Prepaid expense, common stock and additional-paid-in-capital were increased for the transaction. The prepaid expense is being amortized over the term of the agreement.


NOTE K:      NET LOSS PER SHARE

         The calculation of basic and diluted loss per share for the nine and three months ended September 30, 2001 and 2000 is based upon the following:

                                                                   Nine Months                             Three Months
                                                         -------------------------------         -------------------------------
                                                             2001                2000                2001                2000
                                                         -----------         -----------         -----------         -----------
Net loss                                                 $ 6,211,000         $ 1,618,000         $ 3,280,000         $   868,000
Beneficial conversion feature on preferred stock           2,475,000                  --           2,475,000                  --
                                                         -----------         -----------         -----------         -----------
Net loss applicable to common shareholders                 8,686,000           1,618,000           5,755,000             868,000
                                                         -----------         -----------         -----------         -----------
Weighted average common shares outstanding (a)            13,313,570          11,056,120          14,036,792          11,458,040
                                                         ===========         ===========         ===========         ===========


(a) Excluded from the nine and three month computations for 2001 and from the nine and three month computations for 2000 were 3,455,500, 2,958,500, 5,483,500 and 5,483,500 respectively, warrants and options which would be antidilutive.

                   BRANDPARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE L:      DISCONTINUED OPERATIONS

         A summary of operating results for MKP, for the nine and three months ended September 30, 2000 are as follows:

                                                                                Nine Months         Three Months
                                                                            ------------------   ------------------
                                                                            September 30, 2000   September 30, 2000
                                                                            ------------------   ------------------
                          Revenues                                             $ 9,258,000          $ 1,887,000
                          Costs and expenses
                          Cost of revenues                                       6,998,000            1,498,000
                          Salaries and related expenses                            829,000              154,000
                          Selling, general and administrative expenses             609,000              232,000
                          Management fee expense                                   407,000               18,000
                          Other income                                             120,000               37,000
                          Minority interest                                        (95,000)              (4,000)
                          Income taxes                                             (59,000)              (2,000)
                                                                               -----------          -----------
                          Net Income                                           $   381,000          $    16,000
                                                                               ===========          ===========



NOTE M:      SUBSEQUENT EVENTS

         On October 22, 2001 Willey Brothers issued a subordinate promissory note (the "Note") in the principal amount of $5,000,000 to a third party. The note bears interest at 16% per annum payable as follows: 12% on the accreted principal amount, payable in cash quarterly and 4% on the accreted principal amount which is added to principal quarterly (PIK amount).

         The note matures on October 22, 2008 at which time the principal and all PIK amounts are due.

         Concurrently and in connection with the issuance of the Note, BrandPartners Group issued 405,000 warrants to purchase common stock of the Company for $0.01. The warrants expire October 22, 2011 and can be put to the Company after the fifth year based on certain criteria. Accordingly, the relative fair value of the warrants will be treated as a debt discount and amortized over the term of the debt to interest expense and a liability for the put warrant will be recorded.

         The Company is also required to maintain compliance with certain financial covenants.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues from continuing operations increased approximately $25,795,000 to $27,499,000 for the nine months ended September 30, 2001 from $1,704,000 for the nine months ended September 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated revenues from continuing operations from January 16, 2001 (date of acquisition) through September 30, 2001.

         Cost of Revenues. Cost of revenues from continuing operations increased approximately $19,842,000 to $20,272,000 for the nine months ended September 30, 2001 from $430,000 for the nine months ended September 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated cost of revenues from continuing operations from January 16, 2001 through September 30, 2001.

         Sales and Marketing Expenses. Sales and marketing expenses from continuing operations were approximately $3,781,000 for the nine months ended September 30, 2001 and are primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated sales and marketing expenses from continuing operations from January 16, 2001 through September 30, 2001.

         General and Administrative Expenses. General and administrative expenses from continuing operations increased approximately $2,447,000 to $5,567,000 for the nine months ended September 30, 2001 from $3,120,000 for the nine months ended September 30, 2000. This increase is primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated general and administrative expenses from continuing operations from January 16, 2001 through September 30, 2001.

         Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $2,517,000 to $3,084,000 for the nine months ended September 30, 2001 from $567,000 for the nine months ended September 30, 2000. This increase is primarily attributable to the amortization of goodwill and deferred charges, purchased in the acquisitions of Willey Brothers on January 16, 2001 and iMapData on March 3, 2000, and to an increase in depreciation expense on fixed assets due to the acquisition of Willey Brothers, which is included in the consolidated depreciation and amortization from continuing operations, from January 16, 2001 through September 30, 2001.

         Operating Loss. Operating loss from continuing operations increased approximately $2,792,000 to $5,205,000 for the nine months ended September 30, 2001, from $2,413,000 for the nine months ended September 30, 2000. The increase in the operating loss from continuing operations is primarily due to the amortization of goodwill and deferred charges incurred in the acquisitions of iMapData and Willey Brothers.

         Interest Expense. Interest expense from continuing operations was approximately $1,412,000 for the nine months ended September 30, 2001 and is attributable to interest on the Company's credit facilities, term loan, and notes payable. There was no interest expense from continuing operations for the nine months ended September 30, 2000.

         Other Income. Other income from continuing operations increased approximately $36,000 to $449,000 for the nine months ended September 30, 2001 from $413,000 for the nine months ended September 30, 2000. This increase is due to an increase in interest income and minority interest offset by the absence of management fee income in the current quarter due to the disposal of MKP and its reclassification as a discontinued operation for the nine months ended September 30, 2000.

         Income Taxes. Income taxes from continuing operations were approximately $43,000 for the nine months ended September 30, 2001 and are primarily attributable to the state taxable income of Willey Brothers. There were no income taxes from continuing operations in the nine months ended September 30, 2000.

         Discontinued Operations. Income from discontinued operations decreased approximately $381,000 for the nine months ended September 30, 2001. MKP was disposed of through a sale to MKP on January 16, 2001 and was classified as a discontinued operation in the year ended December 31, 2000.

         Net Loss. Net loss increased approximately $4,592,000 to $6,211,000 for the nine months ended September 30, 2001 from $1,619,000 for the nine months ended September 30, 2000. The increase in the net loss is primarily due to the factors discussed above in Operating Loss and to an increase in interest expense related to the Company's debt.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues. Revenues from continuing operations increased approximately $5,954,000 to $6,373,000 for the quarter ended September 30, 2001 from $419,000 for the quarter ended September 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated revenues from continuing operations for the three months ended September 30, 2001.

         Cost of Revenues. Cost of revenues from continuing operations increased approximately $4,824,000 to $4,999,000 for the quarter ended September 30, 2001 from $175,000 for the quarter ended September 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated cost of revenues for the three months ended September 30, 2001.

         Sales and Marketing Expenses. Sales and marketing expenses from continuing operations were approximately $1,346,000 for the quarter ended September 30, 2001 and are primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated sales and marketing expenses for the three months ended September 30, 2001.

         General and Administrative Expenses. General and administrative expenses from continuing operations increased approximately $972,000 to $1,878,000 for the quarter ended September 30, 2001 from $906,000 for the quarter ended September 30, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated general and administrative expenses for the three months ended September 30, 2001.

         Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $868,000 to $1,108,000 for the quarter ended September 30, 2001 from $240,000 for the quarter ended September 30, 2000. This increase is primarily attributable to the amortization of goodwill and deferred charges, purchased in the acquisition of Willey Brothers on January 16, 2001.

         Operating Loss. Operating loss from continuing operations increased approximately $2,056,000 to $2,958,000 for the quarter ended September 30, 2001, from $902,000 for the quarter ended September 30, 2000. The increase in the operating loss was due to the amortization of goodwill and deferred charges incurred in the acquisitions of iMapData and Willey Brothers and to the events of September 11, 2001, which caused a delay in shipments.

         Interest Expense. Interest expense from continuing operations was approximately $470,000 for the quarter ended September 30, 2001 and is attributable to interest on the Company's credit facilities, term loan, and notes payable. There was no interest expense from continuing operations for the quarter ended September 30, 2000.

         Other Income. Other income from continuing operations increased approximately $140,000 to $158,000 for the quarter ended September 30, 2001 from $18,000 for the quarter ended September 30, 2000. This increase is primarily due to the minority interest in the loss of iMapData.

         Income Taxes. Income taxes from continuing operations were approximately $10,000 for the quarter ended September 30, 2001 and are attributable to the state taxable income of the parent company. There were no income taxes from continuing operations in the quarter ended September 30, 2000.

         Discontinued Operations. Income from discontinued operations decreased approximately $16,000 for the quarter ended September 30, 2001. MKP was disposed of through a sale to MKP on January 16, 2001 and was classified as a discontinued operation in the year ended December 31, 2000.

         Net Loss. Net loss increased approximately $2,412,000 to $3,280,000 for the quarter ended September 30, 2001 from $868,000 for the quarter ended September 30, 2000. This increase in the net loss is due to the factors discussed above in Operating Loss and to an increase in interest expense related to the Company's debt.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141 AND 142

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


SFAS 144

         In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, the Company had working capital (current assets less current liabilities) of $1,031,000, stockholders' equity of $18,625,000 and a working capital ratio (current assets to current liabilities) of approximately 1.1:1. At December 31, 2000 the Company had working capital of $1,642,000, stockholder's equity of $12,785,000 and a working capital ratio of approximately 3:1. As of September 30, 2001 and December 31, 2000 the Company had unrestricted cash and cash equivalents of $1,701,000 and $204,000, respectively. The Company conducts its operations through its subsidiaries and relies on cash payments from its subsidiaries to meet its operating requirements.

         For the nine months ended September 30, 2001 and September 30, 2000, net cash used in operating activities from continuing operations was $4,209,000 and $483,000, respectively, net cash used in investing activities from continuing operations was $11,994,000 and $19,000 respectively and net cash provided by and used in financing activities from continuing operations was $17,700,000 and $(95,000), respectively.

         On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility with Fleet Capital Corporation. The facility consists of an $8,000,000 term loan and a $6,000,000 revolving credit facility and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of September 30, 2001, there was $7,625,000 outstanding under the term loan and $3,070,000 outstanding under the revolving credit facility. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods through 2008. The Company has pledged its ownership interest in Willey Brothers to the bank as security for the facility and has guaranteed 100% of the loan. The weighed average interest rate in effect on September 30, 2001 was 7.1803% for the term loan and 7.3136% for the revolving credit facility.

         As of September 30, 2001, the Company had long-term debt of $15,836,000. A $100,000 non-interest bearing promissory note is payable no sooner than February 2003. $490,000 in subordinated convertible notes are due February 12, 2006 with interest at the applicable federal rate. Such subordinated convertible notes, with accrued interest, are convertible into the Company's common stock at $2.50 per share, at the option of the noteholder. Notes payable of $9.5 million consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 and two convertible promissory notes, each in the principal amount of $1,000,000, less the aggregate current maturities of $700,000 and aggregate discount on notes payable of $462,000, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on September 30, 2001 is 5.29%. The principal and any accrued interest are due in one payment on October 11, 2007. The $1,000,000 notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company subject to certain conditions. Also included in long-term debt is the $7,625,000 term loan described above less the current maturities of $875,000 and $158,000 of accrued interest on the $1,000,000 notes. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the notes, for the first three quarters of 2001 are deferred until the fourth quarter of 2001. In addition, the maturity date on the $1 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $3.75 million notes was extended to October 11, 2007 from January 11, 2007.

         On October 22, 2001 Willey Brothers issued a subordinate promissory note (the "Note") in the principal amount of $5,000,000 to a third party. The note bears interest at 16% per annum payable as follows; 12% on the accreted principal amount, payable in cash, on each March 31, June 30, September 30 and December 31 and 4% on the accreted principal amount, added to principal (PIK amount). The note matures on October 22, 2008 at which time the principal and all PIK amounts are due. Concurrently and in connection with the issuance of the Note, BrandPartners Group issued 405,000 warrants to purchase common stock of the Company at an exercise price of $0.01. The warrants expire October 22, 2011 and can be put to the Company after the fifth year based on certain criteria. Accordingly, the relative fair value of the warrants will be treated as a debt discount and amortized over the term of the debt to interest expense and a liability for the put warrant will be recorded. The funds will be used for growth capital and to reduce short-term debt. The Company is also required to maintain compliance with certain financial covenants.

         As of September 30, 2001, the Company had no material capital commitments other than those related to non-cancelable operating leases for office space and equipment.

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

         The table below provides information on the Company's market sensitive financial instruments as of September 30, 2001.

                                                                                          Weighed Average
                                                                                          ---------------
                                                   Principal Balance            Interest Rate at September 30, 2001
                                                   -----------------            -----------------------------------
Term loan                                             $7,625,000                               7.18%
Revolving credit facility                              3,070,000                               7.31%
Subordinated convertible notes payable                 7,500,000                               5.29%

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On July 2, 2001 the Company issued 10,000 shares of common stock to a consultant in consideration of providing consulting services to the Company. On September 26, 2001 the Company issued 112,500 shares of common stock to an Officer of the Company in accordance with the terms of his employment agreement. On September 26, 2001 the Company issued an aggregate of 83,334 shares of common stock in partial consideration for the purchase of certain assets of the Commonwealth Group by Willey Brothers. The shares of common stock so issued contain a legend that the shares may not be sold or otherwise disposed of except pursuant to an effective registration statement under the Securities Act of 1933, as amended, and applicable state securities laws, or pursuant to an applicable exemption from the registration requirements of the Act and such laws. On July 3, 2001 the Company granted five year options and three year options, respectively to two consultants to purchase 100,000 and 300,000 shares of common stock, respectively, at an exercise price of $2.03 per share, in connection with consulting agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders of the Company was held on August 1,
         2001.

(b) The directors named in the Proxy Statement constituting the entire Board of Directors were elected as set forth in (c)(1) below.

(c) Set forth below is a description of each matter voted on at the Company's 2001 Annual Meeting, including the voting results with respect to each such matter.

         1.       Election of directors.

                                                    FOR               WITHHOLD
                  Jonathan F. Foster            12,061,214             27,764
                  Nathan Gantcher               12,061,214             27,764
                  J. William Grimes             12,061,064             27,914
                  Richard Levy                  12,035,614             53,364
                  William Lilley III            12,061,214             27,764
                  Ronald Nash                   12,059,214             29,764
                  Jeffrey S. Silverman          12,061,214             27,764
                  Edward T. Stolarski           12,061,064             27,914

         2.       (A)      A proposal to change the state of incorporation of
                           the Company from New York to Delaware by merging the Company with and into a newly formed, wholly-owned
                           Delaware subsidiary.

                                  FOR             AGAINST           ABSTAIN          NOT VOTED
                               9,679,821           5,924             26,125          2,377,108

                  (B) A proposal to, subject to shareholder approval of proposal 2A, increase the authorized capital stock of the Company from 50,000,000 shares of common stock and 10,000,000 shares of preferred stock to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

                                  FOR             AGAINST           ABSTAIN          NOT VOTED
                               9,530,011          151,834            30,025          2,377,108

                  (C) A proposal to, subject to shareholder approval of proposal 2A, divide the Board of Directors into three classes (denominated Class I, Class II and Class
                           III), with the terms of the directors in each class expiring at the Annual Meeting of Stockholders in the stated year, as follows (assuming election of each of the nominees set forth in proposal 1): Class I (term expiring 2002) - Richard Levy and Ronald Nash; Class II (term expiring 2003) - J. William Grimes and William Lilley; and Class III (term expiring 2004) - Jonathan F. Foster, Nathan Gantcher, Jeffrey S. Silverman and Edward T. Stolarski.

                                  FOR             AGAINST           ABSTAIN          NOT VOTED
                               9,525,511          142,384             43,975          2,377,108

                  (D) A proposal to, subject to shareholder approval of proposal 2A, change the name of the Company from "Financial Performance Corporation" to "BrandPartners Group, Inc."

                                  FOR             AGAINST           ABSTAIN          NOT VOTED
                               9,577,711           93,534            40,625          2,377,108

         3. A proposal to adopt the Financial Performance Corporation Incentive Compensation Plan.

                                  FOR             AGAINST           ABSTAIN          NOT VOTED
                               9,513,711          165,934            32,225          2,377,108

         4. A proposal to adopt the Financial Performance Corporation 2001 Stock Incentive Plan.

                                  FOR             AGAINST           ABSTAIN          NOT VOTED
                               9,517,361          151,684            42,825          2,377,108

         5. A proposal to ratify option grants made to certain officers and directors of the Company in 1999 and 2000.

                                  FOR             AGAINST           ABSTAIN          NOT VOTED
                               9,517,521          165,234            29,115          2,377,108


         6. A proposal to ratify conversion rights granted to holders of certain promissory notes delivered by the Company in partial consideration for the acquisition of Willey Brothers, Inc. and to the holders of the Company's Class A Convertible Preferred Stock.

                                  FOR             AGAINST           ABSTAIN          NOT VOTED
                               9,528,721          140,934            42,215          2,377,108



ITEM 5.  OTHER INFORMATION

         On October 22, 2001 Corporate Mezzanine II, L.P ("CMII") provided Willey Brothers with $5,000,000 in financing. In connection with the transaction, the Company entered into a Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers and CMII, and Willey Brothers delivered to CMII a Subordinated Promissory Note, in the Principal Amount of $5,000,000. As part of the transaction, the Company entered into a Common Stock Purchase Warrant, dated October 22, 2001, between the Company and CMII and a Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII, pursuant to which CMII acquired from the Company warrants to purchase 405,000 shares of the Company's common stock at an exercise price of $.01 per share and certain piggyback registration rights. In addition, Willey Brothers entered into a Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers, CMII and Fleet.


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

                           2.2 Agreement and Plan of Merger, entered into as of August 1, 2001, between Financial Performance Corporation and BrandPartners Group, Inc.

                           3.1      By-laws of BrandPartners Group, Inc.

                           3.2      Certificate of Incorporation dated August 7,
                                    2001.

                           4.1      Specimen Certificate of Common Stock.

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

                           10.5 Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to the Company's Quarterly Report on Form10-QSB for the fiscal quarter ended September 30, 1998).

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

                           10.25 Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation ("Fleet") and Willey Brothers, Inc., and Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet Capital Corporation (incorporated by reference to
                                    Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001), as amended by Amendment and Waiver Agreements, dated as of May 21, 2001 and October 22, 2001, respectively, between Fleet and Willey Brothers (filed herewith).

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

                           10.32 Financial Performance Corporation Incentive Compensation Plan.

                           10.33 Financial Performance Corporation 2001 Stock Incentive Plan.

                           10.34 Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers Inc. and Corporate Mezzanine II, L.P ("CMII"); Subordinated Promissory Note, in the Principal Amount of $5,000,000, made by Willey Brothers Inc. in favor of CMII; Common Stock Purchase Warrant, dated October 22, 2001, between the Company and CMII; Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII; Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers, Inc., CMII and Fleet Capital Corporation.

                           16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed January 24, 2000).


         (b) The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

                           None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2001

                                        BRANDPARTNERS GROUP, INC.



                                        By: /s/ Jeffrey S. Silverman
                                            ---------------------------
                                            Chief Executive Officer



                                        By: /s/ Edward T. Stolarski
                                            ---------------------------
                                            Chief Financial Officer