Form 10KSB40
period 2001-12-31
BRANDPARTNERS GROUP INC
filed 2002-04-01
CIK 798600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16530

                            BRANDPARTNERS GROUP, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                           13-3236325
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

      Yes |X| No| |

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for its most recent fiscal year were $41,665,000.

      On March 20, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's common stock on said date, was $14,967,938.

      As of March 20, 2002, there were issued and outstanding 18,063,553 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Identification of Document            Part into which Incorporated
         --------------------------            ----------------------------
         Proxy Statement for the
         Annual Meeting of Stockholders
         to be held June 5, 2002               Part III - Items 9, 10, 11 and 12

      Transitional Small Business Disclosure Format (check one). Yes | | No |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

      BrandPartners Group, Inc., (together with its subsidiaries, the "Company" or "BPG"), provides financial services firms and other service retailers with merchandising, branch planning and design, and creative services through its wholly-owned subsidiary, Willey Brothers, Inc. ("Willey Brothers"), and online database solutions with access to market and economic data in user-friendly mapped formats via digital computer software through its majority-owned subsidiary, iMapData.com, Inc. ("iMapData"). We were originally incorporated in New York in August 1984, and were reincorporated in Delaware in August 2001.

      In March 2000 we acquired 100% of the shares of common stock of iMapData. In January 2001 we acquired 100% of the shares of common stock of Willey Brothers and disposed of our 80% ownership interest in Michaelson Kelbick Partners, Inc., a provider of communications consulting services to the financial services industry. In February 2001 an investor group contributed $3 million to iMapData in the form of an equity investment in exchange for a minority position in iMapData. The Company continues to seek acquisitions or other business transactions to expand its existing businesses and to explore other growth opportunities. We may fund such acquisitions or other transactions through the issuance of equity, with cash, through other forms of compensation and incentives, or with any combination of the foregoing. If we identify an appropriate acquisition candidate or other business transaction, we may need to seek additional financing.

      At the Annual Meeting of Shareholders of the Company held on August 1, 2001, the shareholders approved a proposal to reincorporate the Company in Delaware by merging the Company into a newly formed, wholly-owned subsidiary of the Company. The reincorporation, which was effected on August 20, 2001, changed the legal domicile of the Company from New York to Delaware, but did not result in a change in the business, management, assets or liabilities of the Company. In connection with the reincorporation the shareholders also approved proposals increasing the authorized capital stock of the Company from 50,000,000 shares of common stock and 10,000,000 shares of preferred stock to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock, classifying the Company's board of directors, and changing the Company's name from "Financial Performance Corporation" to "BrandPartners Group, Inc.," which changes were effected simultaneously with the reincorporation.

WILLEY BROTHERS

      Willey Brothers provides total retail solutions to the financial services industry (including both banks and non-bank financial services companies) and other service retailers. Offering a full range of products and services, including strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs, Willey Brothers seeks to develop creative yet practical solutions to help its clients build brands, maximize sales and create a strong platform for sustained growth. Founded in 1983, Willey Brothers was privately held by James M. Willey and Thomas P. Willey until January 16, 2001, when we purchased 100% of its common stock. At the time of the acquisition, each of James M. Willey and Thomas P. Willey entered into five-year employment agreements with Willey Brothers pursuant to which they will continue in their capacities as Co-Chief Executive Officers of Willey Brothers.

      Willey Brothers has developed a flexible work process that can be adapted to meet the needs of different clients. A multi-disciplinary project team, generally consisting of representatives from Willey Brothers's merchandising, branch planning and design, and creative services divisions (together, a "Team"), is assembled to work closely with each client from the planning stages through the implementation of a project. Willey Brothers has divided its work process into three basic steps, each with well-defined phases, as follows:

      STRATEGIC DEVELOPMENT

      Corporate Reconnaissance and Demographic Analysis. Through interviews and discussions with a client, the Team works with the client to understand its history of retail development, current sales, culture, customer base and goals.

      Concept Development. The Team then develops a singular thematic concept that seeks to embody the character of the client's brand, which concept will guide the design and implementation efforts that follow.

      Network Analysis/Site Analysis/Branch Typing. The Team analyzes the client's current retail network. The analysis covers on-site audits of branch locations for fitness, media and communications availability and demographic studies. Branch typing helps to determine what type of retail delivery vehicle should be distributed to specific areas of the marketplace. Through the wide range of services offered by Willey Brothers, its clients are able to establish priorities for their branded delivery network.

      DESIGN DEVELOPMENT

      Point of Sale Communication. The Team translates the client's branding strategy into a written, verbal and physical merchandising message, which is refined and promoted to a targeted market through in-store communications vehicles, including point-of-sale communications, marketing materials and advertising campaigns. All of these elements are meant to embrace a coordinated merchandising message. Willey Brothers designs posters, brochures and videos, then outsources production to third party vendors, while overseeing all facets of production of the products. Through its delivery system, Willey Brothers is able to timely deliver the designated point-of-sale materials, in the required quantities, within budget.

      Retail Merchandising Systems. Retail merchandising systems are the delivery vehicles for point of sale and branding communications and are designed to be adapted to a wide variety of branches. The Team develops systems of fixtures and signage that seek to maximize efficiency of communication of the client's merchandising message to the in-store customer. Products sold include, but are not limited to, brochure displays, kiosks, regulatory displays, interest rate boards and directional signs that are located throughout a branch office.

      Architectural/Interior Design. The Team develops facilities to support both the client's brand and the efficient distribution of its product. Projects range from interior reconfiguration and renovation to the design of entirely new facilities. Where branch planning and design is required, the Team assembles market research defining the client's customer base, their buying habits and the traffic patterns inside a representative sample of facilities. With the help of a branch fitness analysis, Willey Brothers develops a branch-typing matrix that shows what a model branch should contain to maximize its effectiveness and profitability. Willey Brothers's in-house design team then creates a design template that translates the attributes of the "model" branch into a master store design. Retail locations are designed to support the brand, maximize the impact of point-of-sales communications, and connect with the customer through the appropriate brand experience. Included in the master design is the branch floor plan and the layout identifying the location and type of millwork and merchandise. Once a design has been approved, Willey Brothers supervises the project to ensure the integrity of the design and that budgets and schedules are met. Through the years, Willey Brothers has developed a significant database of designs, floor plans and merchandising layouts.

      IMPLEMENTATION

      Fabrication and/or Construction Documentation. Willey Brothers provides all required production documentation for new creative merchandising, engineering documentation and mechanical drawings for displays, fixtures and signage and, if part of the project, construction documents for facility designs.

      Implementation Planning. On a cross-functional basis, Willey Brothers provides planning and support for projects of varying scale and scope, ranging from reconfigurations of a small number of local branches to large-scale, national rollout programs. Support facilities are located in Rochester, New Hampshire, Oak Park, Illinois (a suburb of Chicago) and Phoenix, Arizona.

      Implementation Supervision. Willey Brothers utilizes technology to assist in project supervision. Project supervisors communicate with clients through project-specific web sites created for sharing up-to-date information on all aspects of a project's implementation. In addition, Willey Brothers provides on-site supervisors to assure proper implementation of project details and adherence to timetables.

      Willey Brothers's revenue historically has been derived from businesses in the financial services markets, primarily, but not exclusively, banking organizations. Its target markets and a representative sample of clients are as follows:

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

      Total revenues of Willey Brothers for the year 2001 were $39,693,000, or approximately 95% of the revenues of the Company for the year ended December 31, 2001. For the year ended December 31, 2001, three customers of Willey Brothers accounted for approximately 15%, 11% and 10% of its revenues, respectively. We anticipate that for the year 2002 a substantial portion of the revenues of Willey Brothers, and therefore, of our consolidated revenues, will be concentrated from a limited number of customers. Accordingly, our sales and operating results are subject to substantial variations in any given year and from quarter to quarter. In addition, sales and net income (if any) in any particular quarter may not necessarily reflect our results of operations for the full year. The loss of, or reduction in services to, one or more significant customers could have a material adverse effect on the Company.

IMAPDATA

      iMapData provides online database solutions to its customers by overlaying customized database information on its interactive, password-protected website. It assembles, refines and correlates a vast array of business, economic, demographic, political and geographic information for application through proprietary mapping and charting software. iMapData displays the information on its website in maps and charts. Using the website, customers are able to access and analyze large amounts of data and generate customized multi-colored, multi-layered, geo-economic analytical maps and charts. iMapData's platforms and applications simplify the delivery and use, and minimize the expense, of developing high-quality geographic information systems ("GIS"), which would otherwise involve complex GIS applications, expensive hardware, database acquisition and extensive training.

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

      In February 2001, an investor group contributed $3 million to iMapData in the form of an equity investment in exchange for a minority position in iMapData. The proceeds from the investment are being used to complete the development and implementation of a series of Internet products that the company believes will give customers access to the vast proprietary databases available through iMapData. The product lines will enable the company to license its reservoir of information on demographics and market characteristics for many industries as a standard solution for a broad range of users. The first of these product lines, which was introduced in the Fall of 2001, is the Critical Infrastructure Management System

("CIMS"), containing information regarding critical electric power, gas, oil, nuclear energy, telecommunications, emergency services, transportation and other infrastructure for the entire United States.

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

      iMapData accounted for approximately 5% of the Company's revenues for the year ended December 31, 2001. iMapData's revenues historically have been generated from a limited number of customers. For the year ended December 31, 2001, two customers of iMapData accounted for approximately 22% and 15% of its revenues, respectively. We anticipate that a substantial portion of the revenues of iMapData will continue to be generated from a limited number of customers. Accordingly, the sales and operating results of iMapData are subject to substantial variations in any given year and from quarter to quarter. The loss of, or reduction in services to, one or more significant customers is likely to materially harm the business, financial condition and results of operations of iMapData.

MICHAELSON KELBICK PARTNERS

      In January 2001, we disposed of our 80% equity interest in MKP to MKP and completed our acquisition of Willey Brothers. During the year ended December 31, 2001, MKP accounted for none of our revenues. Accordingly, the description of MKP's business set forth below reflects and is only relevant to an understanding of the Company's business through January 16, 2001, the date of disposition.

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

EMPLOYEES

      As of March 11, 2002, the Company had approximately 214 employees. The Company considers its relations with its employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      Our principal executive offices are located at 777 Third Avenue, 30th Floor, New York, New York. The lease for such offices, which covers approximately 12,000 square feet, is for ten years expiring on January 1, 2010, with fixed rent of approximately $646,000 per year payable during the first five years of the term and approximately $670,000 per year payable during the second five years. We have licensed a portion of the offices and common areas within the premises for a five-year term expiring on December 31, 2004, for an annual fee of $200,000. In 2002 Willey Brothers will occupy a portion of such offices for sales offices and showrooms.

      The principal administrative and sales offices for Willey Brothers are located in Rochester, New Hampshire, where it leases a facility of approximately 90,000 square feet. Willey Brothers also leases a 25,000 square foot warehouse and fulfillment center in Phoenix, Arizona and regional sales and project offices in Oak Park, Illinois and Roswell, Georgia, of approximately 1,100 and 550 square feet, respectively.

      The principal offices of iMapData are located in McLean, Virginia, where it leases approximately 5,470 square feet of office space. iMapData also leases an office in Washington, D.C. of approximately 1,200 square feet.

      We believe that our facilities are well maintained, in good condition and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS.

      A Verified Amended Complaint (the "Complaint") was filed in the Supreme Court of the State of New York, County of New York, on January 15, 2002, in connection with an action entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation (Index No. 111385/98). The Complaint seeks a declaration that plaintiffs were entitled to exercise warrants issued to them by the Company in 1993 to purchase an aggregate of 1,698,904 shares of the common stock of the Company at $.10 per share in accordance with their terms, without adjustment for a one-for-five reverse stock split declared by the Company in 1996, and damages in the amount of approximately $28 million. We served a Verified Answer to the Complaint, including affirmative defenses, on March 8, 2002. Although we plan to litigate the matter vigorously and believe that we have substantial defenses to the claims and damages sought, at this time, no assurance can be made as to what effect, if any, this matter will have on the Company or its financial position, which effect could be material. The Complaint was filed subsequent to a decision of the Court of Appeals of the State of New York reinstating Plaintiffs' claim for a declaration that they were entitled to exercise the warrants in accordance with their terms, which claim had previously been dismissed by the New York County Supreme Court, whose dismissal was affirmed by the Appellate Division, First Department.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      No matters were submitted to a vote of security-holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock has been publicly quoted on The Nasdaq SmallCap Market under the trading symbol "BPTR" since August 21, 2001 and, from September 22, 2000 through such date, under the trading symbol "FPCX." Prior to September 22, 2000 it was traded on the OTC Bulletin Board under the same symbol.

      The following table sets forth, for the periods indicated, the high and low reported salesprices per share for the common stock of the Company as reported by the Nasdaq SmallCap Market or the OTC Bulletin Board, as the case may be.

                                                                HIGH       LOW
                                                                ----       ---
CALENDAR YEAR 2000
First Quarter Ended March 31, 2000 .......................    $17.000    $ 9.375
Second Quarter Ended June 30, 2000 .......................     10.000      5.000
Third Quarter Ended September 30, 2000 ...................     11.500      5.250
Fourth Quarter Ended December 31, 2000 ...................      6.375      2.000

CALENDAR YEAR 2001

First Quarter Ended March 31, 2001 .......................    $ 6.500    $ 1.688
Second Quarter Ended June 30, 2001 .......................      3.300      1.580
Third Quarter Ended September 30, 2001 ...................      2.250      0.680
Fourth Quarter Ended December 31, 2001 ...................      1.700      0.810

CALENDAR YEAR 2002

First Quarter (through March 18, 2002) ...................    $ 1.310    $ 0.660

      As of March 18, 2002, we had approximately 260 holders of record of our common stock.

      To date, we have not paid any dividends on our common stock. Any payment of future cash dividends and the amount thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors.

      Upon ratification by the shareholders of the Company at the Annual Meeting of Shareholders held on August 1, 2001, all of the 1,650,000 shares of Class A Convertible Preferred Stock issued by the Company in January 2001 were converted into common stock of the Company on a share for share basis. The shares issued on conversion of the Class A Convertible Preferred Stock contain a legend that the shares may not be sold or otherwise disposed of except pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws, or pursuant to an applicable exemption from the registration requirements of the Act and such laws (in each case, a "Restrictive Legend").


      In February 2002, the Company completed a private placement of units consisting of shares of common stock and common stock purchase warrants. In connection with the private placement, during the fourth quarter of 2001, the Company received gross proceeds totaling $3,425,000, and issued to investors an aggregate of 2,702,268 shares of common stock, warrants to purchase 2,702,268 shares of common stock at a price of $2.00 per share, and warrants to purchase 1,351,126 shares of common stock at a price of $3.00 per share. During 2002 the Company received additional gross proceeds of $341,050 in connection with the private placement, and issued an additional 285,258 shares of common stock, warrants to purchase 285,258 shares of common stock at a price of $2.00 per share, and warrants to purchase 142,628 shares of common stock at a price of $3.00 per share. Such securities were purchased only by "accredited investors" and exempt from registration pursuant to the Company's reliance upon Regulation D and/or
Section 4(2) of the Securities Act of 1933. In consideration for acting as placement agent in the private placement, during 2001 the Company paid to Broadband Capital Management, LLC ("Broadband") placement agent fees totaling $342,500 and a non-accountable expense allowance of $102,750, and issued to Broadband warrants to purchase 270,226 shares of common stock at a price of $2.00 per share, warrants to purchase 135,113 shares of common stock at a price of $3.00 per share, and warrants to purchase 270,226 shares of common stock at various prices ranging from $1.056 to $1.348 per share. In 2002 the Company paid to Broadband additional placement agent fees totaling $225,000 and a non-accountable expense allowance of $6,750, and issued to Broadband warrants to purchase 18,525 shares of common stock at a price of $2.00 per share, warrants to purchase 9,262 shares of common stock at a price of $3.00 per share, and warrants to purchase 18,525 shares of common stock at a price of $1.152 per share. All of the warrants issued in connection with the private placement are exercisable for five years. All of the shares issued in connection with the private placement contain a Restrictive Legend, however, pursuant to the terms of the private placement, the Company intends to file a registration statement covering the shares, warrants and shares issuable upon exercise of the warrants. The Company intends to use the funds for working capital purposes and possible future acquisitions.

      On October 22, 2001, the Company issued 55,556 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $.90 per share (the closing price of the stock on October 22, 2001). On November 6, 2001, the Company issued 5,264 shares of common stock to a law firm who provides legal services to the Company. The shares were valued at an average price of $3.03. On May 3, 2001, the Company issued 150,000 shares of its common stock upon the exercise of warrants granted in 1996, at an exercise price of $1.00 per share. All shares so issued contain a Restrictive Legend. Such shares were exempt from registration pursuant to the Company's reliance upon Section 4(2) of the Securities Act and contain a Restrictive Legend.

      On January 11, 2001, the Company granted five year options to purchase an aggregate of 43,000 shares of common stock exercisable at $4.63 per share to various employees of Willey Brothers as an incentive. These options are exercisable immediately. On January 29, 2001 the Company granted five year options to purchase 2,500 shares of common stock exercisable at $4.28 per share to an employee as an incentive. These options are exercisable commencing January 29, 2002. On March 7, 2001 the Company granted five year options to purchase an aggregate of 97,000 shares of common stock exercisable at $2.25 per share to various employees of Willey Brothers as an incentive. Of these options 20% are exercisable March 8, 2002 and 20% each year thereafter on each March 8 through 2006. On September 27, 2001 the Company granted five year options to purchase 25,000 shares of common stock exercisable at $0.92 per share to an employee as an incentive. These options are exercisable commencing September 27, 2002. On December 3, 2001 the Company granted five year options to purchase 25,000 shares of common stock exercisable at $1.10 per share to an employee as an incentive. These options are exercisable commencing December 3, 2002. On December 3, 2001 the Company granted five year options to purchase 24,545 shares of common stock exercisable at $1.10 per share to a consultant who provided services to the Company. These options are exercisable commencing December 3, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CRITICAL ACCOUNTING POLICIES

      The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for critical accounting policies. The SEC defines "critical accounting policies" as those that require complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      Management's discussion and analysis of its financial condition and results of operations are based upon BrandPartners' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The notes to the financial statements include a summary of significant accounting policies used in the preparation of the consolidated financial statements (see Note B). The following reviews the more critical accounting policies used:

Revenue Recognition

      Willey Brothers records sales on its long-term contracts on a percentage-of-completion basis, based upon current estimates of costs to complete such contracts. The Company performs an ongoing review of contracts in progress including evaluation of the stage of completion, costs incurred and estimates to complete. This evaluation is inherently judgmental and requires material estimates. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to the percentage-of-completion.

Valuation of Intangible Assets

        The Company assesses the impairment of goodwill whenever changes in circumstances, such as continuing losses, indicate that the fair value may be less than the carrying value. The Company estimates the recoverability of goodwill by reviewing projections of future cash flows of the Company and its subsidiaries or by obtaining appraisals of fair value from outside specialists.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Revenues. Revenues from continuing operations increased approximately $39,831,000 to $41,665,000 for the twelve months ended December 31, 2001 from $1,834,000 for the twelve months ended December 31, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated revenues from continuing operations from January 16, 2001 (date of acquisition) through December 31, 2001.

      Cost of Revenues. Cost of revenues from continuing operations increased approximately $27,831,000 to $28,816,000 for the twelve months ended December 31, 2001 from $985,000 for the twelve months ended December 31, 2000. This increase is attributable to the acquisition of Willey Brothers, which is included in the consolidated cost of revenues from continuing operations from January 16, 2001 through December 31, 2001. In the fourth quarter of 2001 the Company recorded post acquisition adjustments, related to the acquisition of Willey Brothers, reducing cost of sales by approximately $744,000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased approximately $10,300,000 to $13,800,000 for the twelve months ending December 31, 2001 from $3,500,000 for the twelve months ended December 31, 2000. This increase is primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated selling, general and administrative expenses from continuing operations from January 16, 2001 through December 31, 2001, and to increased costs of the parent company, primarily payroll costs and professional fees. In the fourth quarter of 2001 the Company recorded post acquisition adjustments, related to the acquisition of Willey Brothers, reducing selling, general and administrative expenses by approximately $204,000.

      Impairment of Goodwill. There was no impairment of goodwill in the year ended December 31, 2001. During the year ended December 31, 2000 the Company recorded a reduction in the goodwill purchased in its acquisition of iMapData. In February 2001 the Company sold a minority interest in iMapData for $3,000,000. Based upon the implied value of the goodwill arising from such transaction, the Company recorded a non-cash charge of $1,150,000.

      Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $3,441,000 to $4,330,000 for the twelve months ended December 31, 2001 from $889,000 for the twelve months ended December 31, 2000. This increase is primarily attributable to the amortization of goodwill and deferred charges, purchased in the acquisitions of Willey Brothers on January 16, 2001 and iMapData on March 3, 2000, and to an increase in depreciation expense on fixed assets due to the acquisition of Willey Brothers, which is included in the consolidated depreciation and amortization from continuing operations, from January 16, 2001 through December, 31, 2001.

      Operating Loss. Operating loss from continuing operations increased approximately $585,000 to $5,269,000 for the twelve months ended December 31, 2001, from $4,684,000 for the twelve months ended December 31, 2000. The increase in the operating loss from continuing operations is due to the factors referred to above.

      Interest Expense. Interest expense from continuing operations was approximately $1,965,000 for the twelve months ended December 31, 2001 and is attributable to interest on the Company's revolving credit facilities, term loan, and notes payable. There was no interest expense from continuing operations for the twelve months ended December 31, 2000.

      Other Income. Other income from continuing operations decreased approximately $160,000 to $49,000 for the twelve months ended December 31, 2001 from $209,000 for the twelve months ended December 31, 2000. This decrease is due to the write down of securities and to a loss on the put warrants offset by higher interest income and the absence of management fee income in the current year due to the disposition of MKP and its reclassification as a discontinued operation for the twelve months ended December 31, 2000.

      Loss before Minority Interest and Income Taxes. Loss before minority interest and income taxes from continuing operations increased approximately $2,710,000 to $7,185,000 for the twelve months ended December 31, 2001, from $4,475,000 for the twelve months ended December 31, 2000. The increase in the loss before minority interest and income taxes from continuing operations is due to the factors referred to above.

      Minority Interest. Minority interest from continuing operations was approximately $365,000 and is attributable to the losses of the Company's 67.73% owned subsidiary, iMapData.

      Loss before Income Taxes. Loss before income taxes from continuing operations increased approximately $2,345,000 to $6,820,000 for the twelve months ended December 31, 2001, from $4,475,000 for the twelve months ended December 31, 2000. The increase in the loss before income taxes from continuing operations is due to the factors referred to above.

      Income Taxes. Income taxes from continuing operations were approximately $195,000 for the twelve months ended December 31, 2001 and are primarily attributable to the state taxable income of Willey Brothers. There were no income taxes from continuing operations in the twelve months ended December 31, 2000.

      Loss from Continuing Operations. Loss from continuing operations increased approximately $2,540,000 to $7,015,000 for the twelve months ended December 31, 2001, from $4,475,000 for the twelve months ended December 31, 2000. The increase in the loss from continuing operations is due to the factors referred to above.

      Discontinued Operations. Loss from discontinued operations decreased approximately $382,000 for the twelve months ended December 31, 2001. On January 16, 2001 the Company disposed of its 80% equity interest in MKP through a sale to MKP. It was classified as a discontinued operation in the year ended December 31, 2000.

      Net Loss. Net loss increased approximately $2,158,000 to $7,015,000 for the twelve months ended December 31, 2001 from $4,857,000 for the twelve months ended December 31, 2000. The increase in the net loss is primarily due to the factors referred to above.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      Revenues. For the year ended December 31, 2000, total revenues from continuing operations were $1,834,000 and are all attributable to iMapData for the period from March 3, 2000, the date of acquisition, through December 31, 2000. There were no revenues from continuing operations in the year ended December 31, 1999.

      Cost of Revenues. For the year ended December 31, 2000, cost of revenues from continuing operations were $985,000, and are all attributable to the operations of iMapData for the period from March 3, 2000 through December 31, 2000. There was no cost of revenues from continuing operations in the year ended December 31, 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased approximately $1,842,000 to $3,494,000 for the twelve months ending December 31, 2000 from $1,652,000 for the twelve months ended December 31, 1999. This increase is attributable to the acquisition of iMapData, which is included in the consolidated selling, general and administrative expenses from continuing operations from March 3, 2000 through December 31, 2000, and to increased costs of the parent company primarily payroll costs, including the amortization of stock-based compensation paid to the former Chief Executive Officer in connection with the expiration of his employment agreement, professional fees, rental expenses and insurance costs.

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

      Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $830,000, to $889,000 for the year ended December 31, 2000 from $59,000 for the year ended December 31, 1999. This increase was primarily due to the amortization of goodwill acquired in the acquisition of iMapData in March 2000.

      Operating Loss. The Company's operating loss from continuing operations increased approximately $2,973,000 to an operating loss from continuing operations of $4,684,000 for the year ended December 31, 2000, compared to an operating loss from continuing operations of $1,711,000 for the year ended December 31, 1999. The increase in the Company's operating loss from continuing operations was attributable to the factors referred to above.

      Other Income (Expenses). Other income from continuing operations increased approximately $64,000 to $209,000 for the year ended December 31, 2000 from $145,000 for the year ended December 31, 1999. This increase was attributable to the absence of losses, in the current year, of $645,000 recorded in the year ended December 31, 1999 for the losses and write-off of the Company's investment in FPC Information Corp., offset by lower investment income and lower management fees from MKP during the year ended December 31, 2000.

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

                                                        2000            1999
                                                        ----            ----
Revenues                                           $ 10,123,000    $ 12,269,000
Cost of revenues                                      7,986,000       8,986,000
Salaries and related expenses                           967,000       1,021,000
Selling, general and administrative expenses          1,036,000       1,300,000
Depreciation and amortization                            36,000          52,000
Operating income                                         98,000         910,000
Investment income                                       171,000         107,000
Minority interest                                       (76,000)       (181,000)
Income taxes expense (benefit)                         (112,000)        112,000
                                                   ------------    ------------

Net income from discontinued operations            $    305,000    $    724,000
                                                   ============    ============

      Net Loss. The Company's net loss for the year ended December 31, 2000 increased approximately $3,994,000 to a net loss of $4,857,000, compared to a net loss of $863,000 in the year ended December 31, 1999. The increase in the net loss was attributable to the factors referred to above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had working capital (current assets less current liabilities) of $7,104,000, stockholders' equity of $20,809,000 and a working capital ratio (current assets to current liabilities) of approximately 1.6:1. At December 31, 2000 the Company had working capital of $1,642,000, stockholders' equity of $12,785,000 and a working capital ratio of approximately 3:1. As of December 31, 2001 and December 31, 2000 the Company had unrestricted cash and cash equivalents of $5,669,000 and $204,000, respectively. The
Company conducts its operations through its subsidiaries and relies, in part, on cash payments from its subsidiaries to meet its operating requirements. During the fourth quarter of 2001 and through February 5, 2002, the Company raised approximately $3,300,000 in a private placement of common stock and warrants. The proceeds will be used for working capital purposes and possible future acquisitions.

        For the twelve months ended December 31, 2001 and December 31, 2000, net cash used in operating activities from continuing operations was $4,073,000 and $1,607,000, respectively, net cash provided by or (used in) investing activities from continuing operations was $(13,409,000) (primarily for the acquisition of Willey Brothers) and $64,000, respectively, and net cash provided by financing activities from continuing operations was $22,947,000 (primarily through long term debt and equity issuances) and $595,000, respectively.

        On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "facility") with a third party. The facility consists of an $8,000,000 term loan and a $6,000,000 revolving credit facility and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of December 31, 2001, there was $7,437,500 outstanding under the term loan (the "Willey Term Loan") and $1,142,000 outstanding under the revolving credit facility (the "Willey Revolver"). The facility has been amended by Amendment and Waiver Agreements, dated May 21, 2001, October 22, 2001 and March 29, 2002. The facility, as amended on March 29, 2002, expires on March 31, 2003. While the amendment waives certain financial covenants for the remainder of the term, it includes certain new affirmative and negative covenants, requires the payment of amendment fees and places restrictions on the use of $4,000,000 of Willey Brothers' cash, $2,000,000 of which was included in unrestricted cash and cash equivalents as of December 31, 2001. While Willey is actively seeking to refinance the facility, no assurance can be given that adequate financing will be available at all or on terms favorable to the Company. If Willey Brothers is unable to refinance the facility, and the amounts outstanding under the facility become due and payable, the lender has the right to proceed against the collateral granted to them to secure such indebtedness, including the Company's ownership interest in Willey Brothers which was pledged to the bank as security for the facility. The Company has guaranteed 100% of the loan. The weighed average interest rate in effect on December 31, 2001 was 5.99% for the term loan and 7.0% for the revolving credit facility.

        On February 12, 2001, the Company sold a 27.27% interest in its then wholly owned subsidiary, iMapData, for $3,000,000 in cash. The funds are being used by iMapData for working capital needs and growth initiatives.

        On October 22, 2001 Willey Brothers issued a subordinate promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows: 12% on the accreted principal amount, payable in cash, on each March 31, June 30, September 30 and December 31; and, 4% on the accreted principal amount, added to principal (PIK amount). The note matures on October 22, 2008 at which time the principal and all PIK amounts are due. The funds will be used for growth capital. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, BrandPartners issued 405,000 warrants to purchase common stock of the Company at an exercise price of $0.01. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants.

        As of December 31, 2001, the Company has long-term debt of $20,146,000, as follows. Notes payable of $9.5 million consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$3,750,000 notes") and two convertible promissory notes, each in the principal amount of $1,000,000 (the "$1,000,000 notes"), less the aggregate current maturities of $500,000 and aggregate discount on notes payable of $381,000 and including accrued interest of $217,000, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on December 31, 2001 is 3.93%. The principal and any accrued interest is due in one payment on October 11, 2007. The $1,000,000 notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company subject to certain conditions. Also included in long-term debt are the $7,437,500 Willey Term Loan less the current maturities of $937,500, the $5,000,000 Willey Subordinated Note Payable less the aggregate discount on notes payable of $329,000 and including $39,000 of accrued interest, and a $100,000 non-interest bearing promissory note payable no sooner than February 2003.

        Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the $1,000,000 notes and each of the $3,750,000 notes, for the first three quarters of 2001 were deferred until the end of the term and resumed in the fourth quarter of 2001. In addition, the maturity date on the $1,000,000 notes was extended to October
11, 2003 from January 11, 2003 and the maturity date on the $3,750,000 notes was extended to October 11, 2007 from January 11, 2007.

        As of December 31, 2001, the Company has the following commitments for non-cancelable operating and capital leases, expiring through December, 2009, for the use of office space and equipment:


                                                      Deduct                        Net
                                                      Sublease                     Rental
                             Commitments              Rentals                    Commitments
                             ----------               -------                    -----------
Years Ending December 31,
                      2002   $1,593,000               $200,000                   $1,393,000
                      2003    1,294,000                200,000                    1,094,000
                      2004    1,199,000                200,000                      999,000
                      2005    1,011,000                                           1,011,000
                      2006      908,000                                             908,000
                Thereafter    2,012,000                                           2,012,000
                              ---------               --------                   -----------
                             $8,017,000               $600,000                   $7,417,000
Amounts Representing
Interest                        (24,000)                                            (24,000)
                             -----------                                         -----------
                              $7,993,000              $600,000                    $7,393,000
                             ===========              ========                   ===========



        Based on our current plan of operation, we anticipate that our existing working capital and expected operating revenues from our subsidiaries will provide sufficient working capital for the conduct of our business. However, we will require new financing when our facility at Willey Brothers terminantes in March 2003. There can be no assurance that we will be able to find alternative financing. Our capital requirements depend on, among other things, whether we are successful in generating revenues and income from Willey Brothers, whether we are successful in continuing to generate revenues and income from iMapData, whether we continue to identify appropriate acquisition candidates, the sources of marketing efforts, the impact of competition, and the cost and availability of third-party financing.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company's notes payable, term loan payable to the bank and revolving credit facility expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The term loan and revolving credit facility accrue interest at LIBOR plus an applicable margin or the bank's base rate plus applicable margin. The subordinated convertible notes payable accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining the Company's revolving credit facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000 and the fair value was immaterial at December 31, 2001.

      The table below provides information on the Company's market sensitive financial instruments as of December 31, 2001.

                                                                                    Weighted Average
                                                                                    ----------------
                                                       Principal Balance    Interest Rate at December 31,2001
                                                       -----------------    ---------------------------------
Term loan                                                 $7,437,500                       5.99%
Revolving credit facility                                  1,142,352                       7.00%
Subordinated convertible notes payable                     7,500,000                       3.93%

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

ITEM 7. FINANCIAL STATEMENTS.

      The audited consolidated financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 10. EXECUTIVE COMPENSATION

      The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 5, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required is incorporated by reference from the Proxy Statement prepared with respect to the Annual Meeting of Stockholders to be held on June 5, 2002, and reference to Notes J,L and M to the Consolidated Financial Statements included in this report and referred to at Part III, Item 13.

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

                  2.2 Agreement and Plan of Merger, entered into as of August 1, 2001, between Financial Performance Corporation and BrandPartners Group, Inc. relating to the reincorporation in Delaware (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001).

                  3.1 By-laws of BrandPartners Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001).

                  3.2 Certificate of Incorporation dated August 7, 2001 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001).

                  4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001).

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

                  10.2 Form of Warrant dated as of December 29, 1997 issued to Richard Levy (incorporated by reference to Exhibit
                          10.75 to the Company's Annual Report on Form 10-KSB for fiscal year ended September 30, 1997).

                  10.3 Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30,
                          1998).

                  10.4 Form of Warrant dated as of October 21, 1998 between the Company and Richard Levy (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

                  10.5 Form of Warrant Agreement dated as of October 21, 1998 covering warrants issued to Richard Levy and others (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998).

                  10.6 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.7 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.8 Stockholders Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump, Jeffrey Silverman, and Ronald Nash (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.9 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.10 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 30, 1999).

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

                  10.15 Option Agreement dated as of November 17, 1999 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.16 Option Agreement dated as of November 17, 1999 between the Company and Ronald Nash (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.17 Registration Rights Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump, William F. Finley, Jeffrey Silverman and Ronald Nash (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.18 First Amendment to the Restated and Amended Shareholders Agreement dated as of November 16, 1999 by and among Michaelson Kelbick Partners, the Company, Susan Michaelson and Hillary Kelbick (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.19 Option Agreement dated as of January 10, 2000 between the Company and Jeffrey Silverman (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).


                  10.20 Option Agreement dated as of January 10, 2000 between the Company and Ronald Nash (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).


                  10.21 Agreement and Plan of Merger dated February 23, 2000 between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. DeFranco (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24, 2000).

                  10.22 Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 100,000 shares of common stock; Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment Agreement dated April 25, 2000 between the Company and Edward T. Stolarski (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB for the three months ended March 31, 2000).


                  10.23 Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation ("Fleet") and Willey Brothers, Inc., and Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001), as amended by Amendment and Waiver Agreements, dated as of May 21, 2001 and October 22, 2001, respectively, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001), and as amended by Amendment and Waiver Agreement, dated as of March 29, 2002, between Fleet and Willey Brothers (filed herewith).

                  10.24 Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey
                          S. Silverman, William Lilley III, Ronald Nash, Robert Trump and Laurence DeFranco (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 31, 2001), as amended by an Amendment, dated as of March 21, 2001, among such parties (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

                  10.25 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000; and Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2001).

                  10.26 Promissory Note, dated February 12, 2001, made by iMapData in favor of Ronald Nash, in the principal amount of $50,000; Promissory Note, dated February 12, 2001, made by iMapData in favor of Jeffrey Silverman, in the principal amount of $50,000; and Promissory Note, dated February 12, 2001, made by iMapData in favor of William Lilley, in the principal amount of $100,000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

                  10.27 Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Jeffery S. Silverman, in the principal amount of $245,000; and, Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Ronald Nash, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

                  10.28 Stock Option Agreements, dated August 9, 2000, between the Company and each of Jonathan Foster, Nathan Gantcher and William Grimes (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
                          2000).

                  10.29 Stockholders' Agreement, dated February 12, 2001, by and among iMapData.com, Inc., Financial Performance Corporation, 1404467 Ontario Limited, BG Media Intermediate Fund L.P., William Lilley and Laurence DeFranco (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

                  10.30 Financial Performance Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30,
                          2001).

                  10.31 Financial Performance Corporation 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001).

                  10.32 Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers Inc. and Corporate Mezzanine II, L.P ("CMII"); Subordinated Promissory Note, in the Principal Amount of $5,000,000, made by Willey Brothers Inc. in favor of CMII; Common Stock Purchase Warrant, dated October 22, 2001, between the Company and CMII; Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII; Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers, Inc., CMII and Fleet Capital Corporation (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2001).

                  10.33 Form of Warrant Agreement, between the Company and the Warrantholders listed therein, with Form of Warrant Certificate, relating to Warrants sold in connection with a Private Placement of Units.

                  10.34 Form of Registration Rights Agreement, between the Company and the Holders listed therein, relating to Warrants sold in connection with a Private Placement of Units.

                  16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed January 24, 2000).

                  21.1    Subsidiaries

(b) The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2001.

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

Report of Independent Certified Public Accountants                         F-2

Financial Statements

      Consolidated Balance Sheets                                          F-3 - F-4

      Consolidated Statements of Operations                                F-5

      Consolidated Statement of Stockholders' Equity                       F-6 - F-7

      Consolidated Statements of Cash Flows                                F-8

      Notes to Consolidated Financial Statements                           F-9 - F-38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
    BRANDPARTNERS GROUP, INC.


We have audited the accompanying consolidated balance sheets of BrandPartners Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP


New York, New York
March 8, 2002 (Except for Note S as to which the date is March 29, 2002)

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,




                          ASSETS                        2001             2000
                                                     -----------      -----------
Current assets
    Cash and cash equivalents                        $ 5,668,685      $   203,643
    Accounts receivable, net of allowance for
       doubtful accounts of $96,766 and $0,
       respectively                                    6,868,454          175,700
    Costs in excess of billings                        3,434,747               --
    Prepaid expenses and deferred charges                792,775          191,932
    Inventories                                        2,474,087               --
    Deferred income tax asset, net of valuation
       allowance                                         104,489               --
    Net assets held for sale                                  --        1,900,000
                                                     -----------      -----------

         Total current assets                         19,343,237        2,471,275
                                                     -----------      -----------

Property and equipment, net of accumulated
    depreciation                                       1,529,614          262,542

Goodwill, net of accumulated amortization             34,557,522       11,002,844

Deferred financing costs                                 709,094          525,000

Other assets                                             547,829           42,088
                                                     -----------      -----------
         Total assets                                $56,687,296      $14,303,749
                                                     ===========      ===========


The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                      LIABILITIES AND STOCKHOLDERS' EQUITY                                2001               2000
                                                                                      ------------       ------------
Current liabilities
   Revolving credit facility                                                          $  1,142,352       $         --
   Accounts payable and accrued expenses                                                 8,559,633            829,034
   Billings in excess of costs                                                             393,298
   Current maturities of long-term debt                                                  1,613,062                 --
   Other current liabilities                                                               530,534                 --
                                                                                      ------------       ------------

         Total current liabilities                                                      12,238,879            829,034
                                                                                      ------------       ------------

Loan payable to bank                                                                     6,500,000                 --
Notes and interest payable                                                              13,646,308            690,000
Capital lease obligations                                                                  104,495                 --
Put warrant liability                                                                      440,438                 --

Commitments and contingencies                                                                   --                 --
Minority interest in consolidated subsidiary                                             2,947,999                 --

Stockholders' equity
    Preferred stock, $.01 par value; 20,000,000 shares
       authorized; 1,650,000 shares designated as
       Class A convertible preferred stock, issued and
       converted to common as of August 1, 2001                                                 --                 --
    Common stock - 100,000,000 shares authorized, $.01 par value; 17,857,462 and
       11,458,040 shares issued as of
       December 31, 2001 and 2000, respectively                                            178,575            114,580
   Additional paid-in capital                                                           39,841,655         22,079,129
   Accumulated deficit                                                                 (18,898,553)        (9,408,994)
   Treasury stock                                                                         (312,500)                --
                                                                                      ------------       ------------

         Total stockholders' equity                                                     20,809,177         12,784,715
                                                                                      ------------       ------------
         Total liabilities and stockholders' equity                                   $ 56,687,296       $ 14,303,749
                                                                                      ============       ============




The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                               2001               2000
                                                           ------------       ------------
Revenues                                                   $ 41,664,717       $  1,834,084
                                                           ------------       ------------

Costs and expenses
    Cost of revenues                                         28,816,334            985,418
    Selling, general and administrative                      13,787,372          3,494,437
    Impairment of goodwill                                                       1,150,000
    Depreciation and amortization                             4,329,597            888,917
                                                           ------------       ------------

         Total expenses                                      46,933,303          6,518,772
                                                           ------------       ------------

         Operating loss                                      (5,268,586)        (4,684,688)

         Interest expense                                    (1,965,037)                --

Other income (expenses)
    Interest income                                             272,303              8,285
    Management fee income                                            --            201,277
    Other                                                      (223,263)                --
                                                           ------------       ------------

        Total other income                                       49,040            209,562
                                                           ------------       ------------

Loss before minority interest and income taxes               (7,184,583)        (4,475,126)

        Minority interest                                       364,501                 --
                                                           ------------       ------------

Loss before income taxes                                     (6,820,082)        (4,475,126)

        Income taxes                                            194,477                 --
                                                           ------------       ------------

Loss from continuing operations                              (7,014,559)        (4,475,126)

        Income from discontinued operations                          --            304,708


Estimated loss on disposal of discontinued operations                --           (686,642)
                                                           ------------       ------------

         NET LOSS                                            (7,014,559)        (4,857,060)

Beneficial conversion on preferred stock                     (2,475,000)                --
                                                           ------------       ------------

Net loss applicable to common stockholders                 $ (9,489,559)      $ (4,857,060)
                                                           ============       ============

Basic and diluted (loss) per share
    Continuing operations                                  $      (0.68)      $       (.41)
    Discontinued operations                                          --               (.03)
                                                           ------------       ------------

    Basic and diluted                                      $      (0.68)      $       (.44)
                                                           ============       ============

    Weighted-average shares outstanding                      13,951,398         11,156,600
                                                           ============       ============



The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000




                                                   Common stock                     Additional
                                        --------------------------------              paid-in       Retained
                                           Shares              Par value              capital       earnings           Total
                                        -------------          ---------           ------------    ------------     ------------
Balance at December 31, 1999                9,928,034          $  99,280           $  7,945,696    $(4,551,934)     $  3,493,042

Issuance of shares for acquisition
   of iMapData.com, Inc.                    1,000,000             10,000             12,990,000                       13,000,000

Issuance of shares upon exercise
   of warrants                                505,000              5,050                399,950                          405,000

Contribution of services - officer                                                      150,000                          150,000

Options issued for services
   rendered in connection with
   financing an acquisition                                                             525,000                          525,000

Issuance of shares for services
   provided                                    25,006                250                 68,483                           68,733

Net loss                                                                                            (4,857,060)       (4,857,060)
                                           ----------           --------            -----------    -----------       -----------

Balance at December 31, 2000               11,458,040           $114,580            $22,079,129    $(9,408,994)      $12,784,715
                                           ==========           ========            ===========    ===========       ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                     Years ended December 31, 2001 and 2000

                                               Preferred stock            Common stock
                                       ------------------------   ---------------------       Additional          Retained
                                          Shares         $         Shares         $         paid-in capital       earnings
                                       ----------     ---------   ---------    --------     ---------------      ------------
Balance at December 31, 2000                                      11,458,040   $114,580        $22,079,129       $(9,408,994)

Shares issued in private placement                                 2,702,268     27,023          2,839,503

Issuance of preferred stock             1,650,000     $ 16,500                                   3,974,125

Conversion of preferred stock          (1,650,000)     (16,500)    1,650,000     16,500          2,475,000        (2,475,000)

Issuance of shares for acquisition
     of Willey Brothers                                            1,512,500     15,125          6,034,875

Beneficial conversion on
     notes payable                                                                                 666,667

Exercise of options                                                  150,000      1,500            148,500

Issuance of shares for services                                      384,654      3,847            673,918

Options issued for services                                                                        787,000

Contribution of services - officer                                                                 150,000

Imputed interest on subsidiary notes                                                                12,938

Exchange of Company stock for
    iMapData.com, Inc. stock

Net loss                                       --           --           --          --                 --        (7,014,559)
                                       ----------    ---------    ----------   --------       ------------      ------------
BALANCE AT DECEMBER 31, 2001                   --    $     --     17,857,462   $178,575       $39,841,655       $(18,898,553)
                                       ==========    =========    ==========   ========       ============      ============


(table continued)

                                                    Treasury stock
                                                -------------------------
                                                 Shares           $          Total
                                                ---------     -----------  -----------
Balance at December 31, 2000                                               $12,784,715

Shares issued in private placement                                           2,866,526

Issuance of preferred stock                                                  3,990,625

Conversion of preferred stock                                                        -

Issuance of shares for acquisition
     of Willey Brothers                                                      6,050,000

Beneficial conversion on
     notes payable                                                             666,667

Exercise of options                                                            150,000

Issuance of shares for services                                                677,765

Options issued for services                                                    787,000

Contribution of services - officer                                             150,000

Imputed interest on subsidiary notes                                            12,938

Exchange of Company stock for
    iMapData.com, Inc. stock                     (100,000)     $(312,500)     (312,500)

Net loss                                               --             --    (7,014,559)
                                             ------------      ---------   -----------
BALANCE AT DECEMBER 31, 2001                    (100,000)      $(312,500)  $20,809,177
                                             ============      =========   ===========


The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                                      2001              2000
                                                                                 ------------       ------------
Cash flows from operating activities of continuing operations
  Net loss from continuing operations                                            $ (7,014,559)      $ (4,475,126)
  Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
      Depreciation and amortization                                                 4,329,597            888,917
      Amortization of discount on notes payable                                       294,608
      Impairment of goodwill                                                               --          1,150,000
      Loss on disposal of fixed assets                                                 14,824                 --
      Bad debt provision                                                              (89,808)                --
      Minority interest                                                              (364,501)                --
      Noncash compensation                                                          1,114,557            218,733
      Amortization of deferred compensation                                                --            246,400
      Put warrant loss                                                                102,147                 --
      Allowance for obsolete inventory                                                (15,934)                --
      Loss on write-down of securities                                                120,000                 --
      Imputed interest on stockholder notes payable                                    12,938                 --
      Changes in operating assets and liabilities, net of effects from                                        --
      acquisitions
         Accounts receivable                                                        2,074,739            135,280
         Costs and estimated earnings in excess of billings                        (2,313,011)                --
         Inventories                                                                  872,943                 --
         Security deposits                                                            (31,891)                --
         Prepaid expenses and other current assets                                   (204,275)            44,532
         Other assets                                                                (766,925)           (14,658)
         Accounts payable and accrued expenses                                     (2,043,785)           198,966
         Other liabilities                                                            498,384                 --
         Billings in excess of costs                                               (1,492,721)                --
         Interest payable - long term                                                 256,658                 --
         Income taxes                                                                 573,337                 --
                                                                                 ------------       ------------

       Net cash used in operating activities of continuing operations              (4,072,678)        (1,606,956)
                                                                                 ------------       ------------

       Net cash provided by operating activities of discontinued operations                --            983,684
                                                                                 ------------       ------------

Cash flows from investing activities of continuing operations
  Acquisition of equipment                                                           (699,731)          (153,672)
  Proceeds from sale of MKP                                                         2,000,000                 --
  Acquisition of Willey Brothers, net of cash acquired                            (14,694,926)                --
  Restricted cash                                                                          --            500,000
  Proceeds from sale of fixed assets                                                   75,350                 --
  Purchase of marketable securities                                                   (90,000)          (150,000)
  Closing costs paid in acquisition of iMapData.com, Inc.                                  --           (131,823)
                                                                                 ------------       ------------

       Net cash (used in) provided by investing activities of continuing          (13,409,307)            64,505
                                                                                 ------------       ------------
       operations

Cash flows from financing activities of continuing operations
  Borrowings on credit facility                                                     1,142,352                 --
  Proceeds from long-term debt                                                     13,000,000            690,000
  Proceeds from sale of common stock                                                2,866,526                 --
  Proceeds from exercise of options/warrants                                          150,000            405,000
  Proceeds from sale of minority interest in iMapData.com, Inc., net                2,930,800                 --
  Proceeds from sale of preferred stock                                             4,125,000                 --
  Repayment of long-term debt                                                      (1,267,651)                --
  Repayment of secured promissory note                                                     --           (500,000)
                                                                                 ------------       ------------

       Net cash provided by financing activities of continuing operations          22,947,027            595,000
                                                                                 ------------       ------------

       NET INCREASE IN CASH                                                         5,465,042             36,233

Cash and cash equivalents, at beginning of year                                       203,643            167,410
                                                                                 ------------       ------------

Cash and cash equivalents, at end of year                                        $  5,668,685       $    203,643
                                                                                 ============       ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for
      Interest                                                                   $  1,063,873       $         --
                                                                                 ============       ============
      Taxes                                                                      $    487,580       $         --
                                                                                 ============       ============


The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

     BrandPartners Group, Inc. operates in two segments through its subsidiaries, Willey Brothers, Inc. ("Willey Brothers"), acquired on January 16, 2001, and iMapData, Inc. ("iMapData"), acquired on March 3, 2000. Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs. Through iMapData, the Company provides companies, governmental agencies and trade organizations with access, through digital computer software, to competitive marketing, economic and other data on a secure proprietary Web site.

     The Company has experienced recurring net losses applicable to common stockholders of $9,489,559 and $4,857,060 during the years ended December 31, 2001 and 2000, respectively. Additionally, the Company has had negative cash flows from operations for the years ending December 31, 2001, and 2000.

     In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable. In addition, the Company is pursuing various financing arrangements to allow the execution of its business plan. While no assurances can be given, management believes that implementation of these initiatives and cash availability will provide sufficient cash flow for the next twelve months.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Principles of Consolidation

         The consolidated financial statements include the accounts of BrandPartners Group, Inc., its wholly-owned subsidiary, Willey Brothers, from January 16, 2001, and its 67.73%-owned subsidiary, iMapData, from March 3, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

2.       Revenue Recognition

         iMAPDATA

         iMapData recognizes revenue over the period in which access to the Company's software and data is provided to its customers.

         WILLEY BROTHERS

         Willey Brothers records sales on its long-term contracts on a percentage-of-completion basis, based upon current estimates of costs to complete such contracts. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to the percentage-of-completion. Costs and estimated earnings in excess of billings represent unbilled charges on long-term contracts consisting of amounts recognized but not billed at December 31. Such billings are generally made and collected in the subsequent year. Billings in excess of costs and estimated earnings represent billed charges on long-term contracts consisting of amounts not recognized but billed at December 31.

         Revenue from short-term contracts is recognized when the contracts are completed and product is shipped.

     3.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include certificates of deposit of approximately $1,300,000 at December 31, 2001.

     4.  Inventories

         Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. All inventories are considered to be finished goods inventory.

         Uncompleted contracts are included in inventory at the accumulated cost of component units within each contract, not in excess of realizable value. At December 31, 2001, the Company recorded an allowance for obsolete inventory of approximately $50,000. There was no allowance for obsolete inventory at December 31, 2000.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE B (CONTINUED)

     5.  Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed principally on a straight-line basis over the estimated useful lives of the applicable assets ranging from three to seven years.

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

         Maintenance and repairs are charged to expense, while significant repairs and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in operations for the period.

     6.  Goodwill and Deferred Financing Costs

         Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized on the straight-line basis over fifteen years for iMapData and ten years for Willey Brothers, through December 31, 2001. Beginning January 1, 2002, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets" (see Note B-17).

         Deferred financing costs are being amortized on a straight-line basis over 5 - 7 years, the life of the related debt.

     7.  Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

         The Company evaluates its long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the year ended December 31, 2000, the Company recorded an impairment loss of $1,150,000 in goodwill resulting from its acquisition of iMapData (see Note C).

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

     8.  Warranty Costs

         Estimated future warranty costs are provided for in the period of sale for products under warranty. Accrued warranty costs at December 31, 2001 were approximately $102,000 and are included in accrued expenses. There were no accrued warranty costs at December 31, 2000.

     9.  Income Taxes

         As part of the process of preparing the BrandPartners consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from different treatment of items. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must then look at the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. To the extent that the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statements of operations.

     10. Fair Value of Financial Instruments

         The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

           Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

           Short-term debt: The carrying amount approximates fair value due to the short maturity of these instruments.

           Long-term debt: The fair value of the Company's borrowings approximates the carrying value based on current rates offered to the Company for similar debt.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

    11.  Leases

         Leases which meet certain criteria are capitalized as capital leases. In such leases, assets and obligations are recorded initially at the present value of the lease payments. The capitalized leases are amortized using the straight-line method over the assets' estimated economic lines. Interest expense relating to the liabilities is recorded to effect a constant rate of interest over the terms and obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

    12.  Loss Per Share

         Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, warrants and convertible securities. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive.

         Potential common shares which would be antidilutive that were excluded from the computation of diluted loss per share consisted of stock options, warrants and convertible securities outstanding of 7,055,764 and 5,933,500 for the years ended December 31, 2001 and 2000, respectively.

    13.  Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE B (CONTINUED)

         On April 23, 2001, and in conjunction with obtaining the Company's credit facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. Accordingly, the Company designated the interest rate cap having an aggregate notional amount as of April 23, 2001 of $4 million as a cash flow hedge as defined under SFAS No. 133. This contract matures on January 22, 2004. As of December 31, 2001, the fair value of the agreement was immaterial.

    14.  Concentration of Credit Risk

         Financial instruments that subject the Company to credit risk primarily consist of accounts receivable and costs in excess of billings (see
         Note I). The Willey Brothers customer base primarily consists of U.S. financial institutions. Management does not believe that significant risk exists in connection with the Company's concentration of credit at December 31, 2001.

    15.  Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Nonemployee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under EITF No. 96-18, as amended, by EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation Under APB No. 25 and FASB Interpretation No. 44." Where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

    16.  Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

         These estimates and assumptions relate to estimates of collectibility of accounts receivable and costs in excess of billings, the realizability of goodwill and other intangible assets, costs to complete engagements, accruals, income taxes and other factors. Management has used reasonable assumptions in deriving these estimates; however, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company's estimate.

    17.  Recently Issued Accounting Standards

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

                  o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling-of-interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

                  o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

                  o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

                  o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and,

                  o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method, until January 1, 2002, at which time annual and quarterly goodwill amortization of approximately $3,550,000 and $887,500, respectively, will no longer be recognized. As of January 1, 2002, the Company has completed its evaluation and will record an impairment of approximately $186,000 as of March 31, 2002 due to a change in accounting principle.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of long-lived assets. The standard is effective for fiscal years beginning after June 30, 2002. The Company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supersedes SFAS No. 121, while retaining many of the requirements of such statement. It further defines conditions necessary for assets to be considered held for sale. The Company is currently evaluating the impact of the statement.

    18.  Reclassifications

         Certain amounts in prior years have been reclassified to conform to the classifications used in 2001.


NOTE C - ACQUISITIONS

     Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. The purchase price is allocated based on the estimated fair values of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

     IMAPDATA.COM, INC.

     On March 3, 2000 the Company acquired all of the outstanding stock of iMapData.com, Inc. ("iMapData") for $13,131,823, including closing costs of $131,823. The acquisition was made with the issuance of 1 million shares of the Company's common stock valued at $13 million. The Company allocated the excess of the purchase price over the fair value of the net assets acquired to goodwill and the balance at December 31, 2001 is as follows:

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE C (CONTINUED)

           Total purchase price, including closing costs      $13,131,823
           Fair value of net assets acquired                      264,106
                                                              -----------

           Purchase price in excess of fair value of net
               assets acquired allocated to goodwill          $12,867,717
                                                              ===========


     Accumulated amortization at December 31, 2001 and 2000 was $1,432,000 and $715,000, respectively, and impairment of goodwill at December 31, 2000 was $1,150,000.

     At December 31, 2000, the Company recorded an impairment to goodwill of $1,150,000 based upon the implied fair value of the sale of a 27.27% minority interest in iMapData to a third party for $3,000,000 in February 2001.

     WILLEY BROTHERS, INC.

     On January 16, 2001, the Company acquired the stock of Willey Brothers for a combination of cash, common stock of the Company, options in the Company's stock and notes payable. The total purchase price was $33,144,938. The acquisition was made with cash of $17,069,938, 1,512,500 shares of common stock of the Company valued at $6,050,000 ($4.00 per share), stock options issued with a fair market valuation of $525,000 and notes payable of $9,500,000.

     The following table provides an analysis of the purchase of Willey Brothers. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill, as follows:

           Total purchase cost                                                    $33,144,938
           Fair value of net assets acquired                                        6,134,704
                                                                                  -----------
                       Excess of cost over fair value of net assets acquired      $27,010,234
                                                                                  ===========

           Purchase price in excess of estimated fair value of net
               assets acquired allocated to goodwill                              $27,010,234
                                                                                  ===========


     Accumulated amortization at December 31, 2001 was $2,738,265.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE C (CONTINUED)

     The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005. The aggregate maximum amount of contingent consideration is $2,400,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey's compliance with certain reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of former shareholders of Willey Brothers terminates. The Company has recorded a liability as of December 31, 2001 of $500,000. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

     Unaudited pro forma operating results for twelve months ended December 31, 2001 and 2000 for the Company, assuming the acquisition of iMapData and Willey Brothers occurred on January 1, 2000, are as follows:

                                              Twelve months ended December 31,
                                              -------------------------------
                                                  2001               2000
                                              ------------       ------------
Revenues                                      $ 42,722,000       $ 46,071,000
Loss from continuing operations                  7,398,000          2,376,000
Beneficial conversion on preferred stock
    (see Note R)                                 2,475,000                 --
Loss from discontinued operations                       --            382,000

Basic and diluted loss per share:
    Continuing operations                     $      (0.71)      $      (0.21)
    Discontinued operations                             --              (0.03)
                                              ------------       ------------

                                              $      (0.71)      $      (0.24)
                                              ============       ============


     Goodwill has been amortized on a straight-line basis over a fifteen-year period and a ten-year period for iMapData and Willey Brothers, respectively (see Note B-6). Beginning January 1, 2002 the Company will stop amortizing goodwill in conformance with SFAS No. 142,"Goodwill and Intangible Assets" (see Note B-17).

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE C (CONTINUED)

     ACQUISITION OF COMMONWEALTH ASSETS

     On September 10, 2001 the Company's subsidiary, Willey Brothers, acquired certain assets, consisting of computer hardware and software, of the Strategic Market Intelligence Division of the Commonwealth Group for cash of $153,370 and stock of the Company valued at $80,834. The net assets acquired are being amortized on the straight-line basis over a three-year period. The pro forma effect on operations is not material.


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment and related accumulated depreciation are as follows:

                                                                  2001                2000
                                                                -----------       ------------
                   Computer equipment and software              $ 1,095,495       $   289,118
                   Furniture, fixtures and other equipment          528,981           228,856
                   Leasehold improvements                           492,580            88,971
                                                                -----------       -----------

                                                                  2,117,056           606,945
                   Less accumulated depreciation                   (587,442)         (344,403)
                                                                -----------       -----------

                                                                $ 1,529,614       $   262,542
                                                                ===========       ===========

     Depreciation expense was $502,158 and $78,551 for the years ended December 31, 2001 and 2000, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE E - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

     The following is a summary of costs and estimated earnings on uncompleted contracts in comparison to billings at December 31:

                                                                       2001
                                                                   -----------
               Branch planning, design and construction costs
                   Costs and estimated earnings to date            $ 2,625,338
                   Billings to date                                    (90,087)
                                                                   -----------

                                                                     2,535,251
                                                                   -----------

               Fixture sale and installment contracts
                   Costs and estimated earnings to date                809,409
                   Billings to date                                   (303,211)
                                                                   -----------

                                                                       506,198
                                                                   -----------
                                                                   $ 3,041,449
                                                                   ===========


     The accompanying consolidated balance sheet includes the following captions at December 31:

                                                                         2001
                                                                      ----------
               Costs and estimated earnings in excess of billings     $3,434,747
               Billings in excess of costs and estimated earnings       (393,298)
                                                                      ----------
                                                                      $3,041,449
                                                                      ==========



NOTE F - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

     On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE F (CONTINUED)

    applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on December 31, 2001 was 5.99% for the term loan and 7.0% for the revolving credit facility. As of December 31, 2001, the outstanding balances under the term loan and the revolving credit facility were $7,437,500 and $1,142,352, respectively. The facility expires on January 10, 2006 and provides for automatic one-year renewal periods through 2008. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers and is guaranteed by the Company. The Company is also required to maintain compliance with certain financial covenants, which include limitations on additional indebtedness and capital expenditures by Willey Brothers. The revolving credit facility has been amended by amendment and waiver agreements dated May 21, 2001, October 22, 2001 and March 29, 2002 (see Note S).

     The maturities on the term loan payable at December 31, 2001 are as follows:

                 Year ending December 31,
                 ------------------------
                        2002                                                              $   937,500
                        2003                                                                1,000,000
                        2004                                                                2,125,000
                        2005                                                                2,687,500
                        2006                                                                  687,500
                                                                                           ----------
                                                                                            7,437,500
                        Less current maturities                                              (937,500)
                                                                                           ----------
                                                                                           $6,500,000
                                                                                           ==========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE G - NOTES AND INTEREST PAYABLE

     Notes and interest payable consist of the following at December 31, 2001 and 2000:

                                                  2001                2000
                                              ------------       ------------
           Notes payable (1) (2)              $ 14,500,000
           Discount on notes payable              (710,350)
           Notes payable to stockholders           200,000       $    690,000
           Interest payable                        256,658
           Less current maturities                (600,000)                --
                                              ------------       ------------
                                              $ 13,646,308       $    690,000
                                              ============       ============

     Notes payable of $14.5 million consist of the following at December 31
     2001:

         (1) Two subordinated convertible promissory notes issued in connection with the acquisition of Willey Brothers, totaling $7,500,000, and two convertible promissory notes, totaling $2,000,000. The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of December 31, 2001 was 3.9313%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The $2.0 million principal notes are convertible into common stock of the Company at $3.00 per share. The aggregate beneficial conversion of the $2.0 million principal notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the notes, for the first three quarters of 2001 are deferred and regularly scheduled payments resumed in the fourth quarter of 2001. In addition, the maturity date on the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $7.5 million notes was extended to October 11, 2007 from January 11, 2007.

     (2) A subordinate promissory note in the principal amount of $5,000,000 issued to a third party. The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (PIK amount). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE G (CONTINUED)

         Concurrently and in connection with the issuance of the note, BrandPartners Group, Inc. issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the warrants totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the put warrant has been recorded. Changes to the future fair value of the put warrants will be recorded in accordance with SFAS No. 133 and charged to other income or loss. At December 31, 2001 a put warrant loss in the amount of $102,000 was recorded and the put warrant liability increased.

     Notes payable to stockholders consist of the following as of December 31, 2001 and 2000:

                                                          2001            2000
                                                       ---------       ---------
            Notes payable due February 12, 2006        $      --       $ 490,000
            Promissory Note, noninterest-bearing,
                due on April 1, 2002                     100,000         100,000
            Promissory Note, noninterest-bearing,
                due no sooner than February 2003         100,000         100,000
                                                       ---------       ---------

                                                         200,000         690,000
            Less current maturity                       (100,000)             --
                                                       ---------       ---------

                                                       $ 100,000       $ 690,000
                                                       =========       =========


NOTE H - INCOME TAXES

     The provision for income taxes for the year ended December 31, 2001 is as follows:

                   Current
                       Federal      $     --
                       State         194,477
                                    --------
                                    $194,477
                                    ========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE H (CONTINUED)

     The Company and its subsidiaries generated losses for income tax purposes of approximately $3,203,000 and $2,687,000 for the years ended December 31, 2001 and 2000, respectively, and capital losses of $687,000 for the year ended December 31, 2001.

     Significant components of the Company's deferred tax assets at December 31, 2001 are as follows:

       Deferred tax assets
           Net operating loss carryfowards                                         $ 3,350,000
           Capital loss carryfowards                                                   275,000
           Accumulated depreciation and amortization                                    38,658
           Allowances for receivables                                                   31,655
           Inventory                                                                     7,844
           Warranty costs                                                               13,166
           Vacation costs                                                               28,013
                                                                                   -----------

                                                                                     3,744,336
       Deferred tax liabilities
           Deferred state tax liability                                                (14,847)
           Valuation allowance                                                      (3,625,000)
                                                                                   -----------

                                                                                    (3,639,847)
                                                                                   ===========

       Deferred income tax asset, net                                              $   104,489
                                                                                   ===========


     At December 31, 2001, the Company has net operating loss carryforwards of approximately $7.0 million, which expire at various dates through 2021, available to offset future taxable income and capital loss carryforwards of approximately $687,000, which expire in 2006, available to offset future capital gains. At December 31, 2001, the Company had a deferred tax asset amounting to approximately $2.8 million and a deferred tax asset of approximately $275,000 related to the capital loss carryforwards. The Company's subsidiary, iMapData, has net operating loss carryforwards of approximately $1.4 million, which expire in 2020 and 2021, available to offset future taxable income. At December 31, 2001, iMapData had a deferred tax asset amounting to approximately $550,000. The deferred tax assets consist primarily of net operating loss carryforwards and have been fully offset by a valuation allowance of the same amount due to the uncertainty of the recognition of certain deferred income tax assets, primarily the net operating loss carryforwards. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. The balance of the deferred tax assets at December 31, 2001 represent timing differences between book income and taxable income.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE I - CONCENTRATIONS

     Significant Customers

     For the twelve months ended December 31, 2001, three customers of Willey Brothers accounted for approximately 15%, 11%, and 10% of its revenues, respectively, and two customers of iMapData accounted for approximately 22% and 15%, of its revenues, respectively. For the twelve months ended December 31, 2000, four customers of iMapData accounted for approximately 37%, 16%, 11%, and 11% of its revenues, respectively.

     Concentration of Credit Risk

     The Company maintains its cash and cash equivalents with major financial institutions. The balances at December 31, 2001 exceed federally insured limits. The Company performs periodic evaluations of the relevant credit standings of these financial institutions in order to limit the amount of credit exposure.


NOTE J - STOCKHOLDERS' EQUITY

     The Company is authorized to issue a maximum of 20,000,000 shares of $.01 preferred stock.

     Class A Convertible Preferred Stock

     On August 1, 2001, the shareholders ratified the conversion of 1,650,000 shares of Class A Convertible Preferred Stock of the Company into common stock. Accordingly, the shares were converted into common stock on a one-to-one basis. The Company recorded a beneficial conversion of $2,475,000, in August 2001, for the difference between the carrying value of the preferred stock and the fair value of the shares of common stock at the time of issuance of the preferred stock.

     Class A Convertible Preferred Stock of iMapData may be converted, at the option of the holders, at any time after the date of issuance, into Common Stock of iMapData at an initial conversion price of $1.00 per share. The conversion price may be adjusted for dividends and distributions. The preferred stock accrues in-kind dividends of 10% per annum which are payable in cash upon liquidation. The Series A Convertible Preferred Stock has the same voting rights as the common stock of iMapData and has a liquidation preference equal to the purchase price of the preferred stock plus all accrued but unpaid dividends (see Note N).

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE J (CONTINUED)

     Private Placement of Equity

     During the fourth quarter of 2001, the Company issued shares and warrants in a private placement offering. The offering was completed on February 5, 2002. During the year ended December 31, 2001, the Company received net proceeds of $2,976,250 and issued 2,702,268 shares of common stock and common stock purchase warrants to acquire an additional 4,728,959 shares of the Company's common stock at various prices ranging from $1.056 to $3.00 per share. During 2002, the Company received additional net proceeds from the offering of $311,800 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company's common stock at various prices ranging from $1.152 to $3.00 per share. The warrants are exercisable for five years. The Company will use the funds for working capital purposes and possible future acquisitions. Pursuant to the terms of the offering, the Company intends to file a registration statement covering such shares, warrants and shares underlying the warrants.

     Stock Options

     During 2001, the shareholders approved the Company's 2001 Incentive Stock Plan. The plan provides for the reservation and availability of up to 5,000,000 shares of common stock, subject to future stock splits, stock dividends, reorganizations and similar events. The exercise price of incentive stock options may not be less than the fair market value on the date of grant. The plan provides for options to be granted to officers, directors, and employees of the Company. During the year ended December 31, 2001, 50,000 stock options were granted to employees under the plan.

     The Company has also issued stock options to certain individuals and companies under letter agreements. During the year ended December 31, 2001, 567,045 options to purchase shares were issued under such agreements.

     The options granted had an exercise price at least equal to the fair value of the Company's stock, and expire at various times through 2008. The options granted vest immediately or after one year.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE J (CONTINUED)

     A summary of the activity at December 31 is as follows:

                                                                 2001                               2000
                                                      ---------------------------        --------------------------
                                                                        WEIGHTED-                         Weighted-
                                                                         AVERAGE                           average
                                                      WARRANTS/         EXERCISE         Warrants/        exercise
                                                      OPTIONS            PRICE            options           price
                                                      ---------         ---------        ---------        ---------
        Outstanding - January 1                       6,383,500          $6.02            3,688,500        $  0.67
        Granted                                         617,045           2.14            3,200,000          11.35
        Exercised                                      (150,000)          1.00             (505,000)           .80
                                                      ----------         -----            ----------       -------
        Outstanding - December 31                     6,850,545          $5.80            6,383,500        $  6.02
                                                      =========          =====            =========        =======

        Weighted-average fair value of
            options and warrants granted
            during the year                                              $2.08                             $ 12.14
                                                                         =====                             =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: (1) expected volatility of 119.045% and 263.614%, (2) risk-free interest rates of 3.77% and 4.583%, and (3) expected lives of five years for both the years ended December 31, 2001 and 2000.

     The following table summarizes information concerning outstanding and exercisable options and warrants at December 31, 2001.

                                                               Outstanding     Outstanding                        Exercisable
                                            Outstanding         weighted-       weighted-        Exercisable       weighted-
                                               as of             average         average            as of           average
           Range of                        December 31,         remaining       exercise        December 31,       exercise
       exercise price                           2001           life (years)       price             2001             price
       --------------                      ------------        ------------    -----------      -------------     -----------
       $0.43 - $  6.06                      3,033,500                3.06        $  0.68           3,033,500        $  0.68
       $2.75 - $ 14.50                      3,200,000                3.28          11.35           3,200,000          11.35
       $0.92 - $  4.63                        617,045                3.49           2.14             443,000           2.28
                                            ---------                                              ---------
                                            6,850,545                                              6,676,500
                                            =========                                              =========


                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE J (CONTINUED)

     The Company accounts for stock-based compensation in accordance with the provision of APB No. 25. Had compensation expense been determined based on the fair value of the options and warrants at the grant dates, as prescribed in SFAS No. 123, the Company's results would have been as follows:

                                                                         2001                    2000
                                                                     -------------          --------------
        Net loss applicable to common stockholders
            As reported                                              $ (9,489,559)          $  (4,857,060)
            Pro forma                                                  (9,704,336)            (39,469,060)

        Weighted-average shares outstanding
            Basic and diluted                                          13,951,398              11,156,600

        Net loss per share
            As reported                                              $      (0.68)                $(0.44)
            Pro forma                                                       (0.70)                 (3.54)


NOTE K - EMPLOYEE BENEFIT PLANS

     The Company's subsidiaries maintain 401(k) profit-sharing plans for all eligible employees. Through a salary reduction program, the plans allow employee contributions on a pretax basis. There are no minimum corporate contributions required under the plans. The Company may make a discretionary matching contribution based on a percentage of participants' contributions. The Company may also make a discretionary profit-sharing contribution for the benefit of all eligible employees. Participants in the plan vest in Company contributions on a graduated scale over a six-year period. For the years ended December 31, 2001 and 2000, the Company did not accrue any discretionary profit-sharing contributions.


NOTE L - COMMITMENTS AND CONTINGENCIES

     The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE L (CONTINUED)

     Employment Agreements

     The Company maintains employment agreements with certain executive officers and employees, expiring at various dates through 2006, with automatic one-year extensions thereafter. All such employment agreements provide, among other things, that in the event there is a change in the control of the Company, as defined therein, or in any person directly or indirectly controlling the Company, as also defined therein, the employee has the option, exercisable within six months of becoming aware of such event, to terminate the employment agreement. Upon such termination, the employee has the right to receive, as a lump-sum payment, certain compensation remaining to be paid for the balance of the term of the agreement.

     Litigation

     A Verified Amended Complaint (the "Complaint") was filed in the Supreme Court of the State of New York, County of New York, on January 15, 2002, in connection with an action entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation. The Complaint seeks a declaration that Plaintiffs were entitled to exercise an aggregate of 1,698,904 warrants to purchase the common stock of the Company at $.10 per share in accordance with their terms, without adjustment for a one-for-five reverse stock split declared by the Company in 1996, and damages in the amount of approximately $28 million. The Company served a Verified Answer to the Complaint, including affirmative defenses, on March 8, 2002. The Complaint was filed subsequent to a decision of the Court of Appeals of the State of New York reinstating Plaintiffs' claim for a declaration that they were entitled to exercise the warrants in accordance with their terms, which claim had previously been dismissed by the New York County Supreme Court, whose dismissal was affirmed by the Appellate Division, First Department. The Company plans to litigate the matter vigorously and believes that it has substantial defenses to the claims and damages sought, at this time, however, no assurance can be made as to what effect, if any, this matter will have on the Company or its financial position, which effect could be material.

     Leases

     The Company has entered into various operating and capital leases for the use of office space and equipment expiring at various dates through December 2009. The rental leases include provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE L (CONTINUED)

     Future minimum rental commitments under all noncancellable leases are as follows:

                                                                            Deduct                  Net
                                                                           sublease               rental
                                                       Commitments          rentals             commitments
                                                       -----------         ---------            -----------
        Years ending December 31,
            2002                                       $1,593,000          $200,000              $1,393,000
            2003                                        1,294,000           200,000               1,094,000
            2004                                        1,199,000           200,000                 999,000
            2005                                        1,011,000                                 1,011,000
            2006                                          908,000                                   908,000
            Thereafter                                  2,012,000                                 2,012,000
                                                       ----------          --------              ----------
                                                        8,017,000           600,000               7,417,000

            Amounts representing interest                 (24,000)                                  (24,000)
                                                       ----------          --------              ----------
                                                       $7,993,000          $600,000              $7,393,000
                                                       ==========          ========              ==========


     Rent and equipment leasing expense for the years ended December 31, 2001 and 2000 was $1,222,160 and $536,879, respectively.


NOTE M - TRANSACTIONS WITH SIGNIFICANT STOCKHOLDERS

     On January 10, 2000, Jeffrey Silverman was named Chairman and Chief Executive Officer of the Company. In lieu of a salary for the year 2000, Mr. Silverman accepted from the Company five-year options to purchase 1,000,000 shares of the Company's common stock immediately exercisable at $14.50 per share. The options issued have been accounted for in accordance with APB No. 25, and, accordingly, no compensation expense has been recorded.

     For the years ended December 31, 2001 and 2000, the Company recorded compensation expense and additional paid-in capital of $150,000 each year for services contributed by its Chief Executive Officer.

     Secured Promissory Note Due Stockholder

     In December 1999, the Company obtained a short-term loan of $500,000 from a stockholder. The loan matured on February 15, 2000 and earned interest at 10% per annum. The loan was collateralized by a certificate of deposit of $500,000 reflected as restricted cash on the balance sheet. The loan was repaid on February 15, 2000.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE M (CONTINUED)

     Long-term debt at December 31, 2001 and 2000 consists of the following notes due to stockholders:

                                                                                      2001            2000
                                                                                    ---------       --------
               Notes payable - interest at applicable
                   Federal rate, payable February 12, 2006                          $     --        $490,000

               Promissory notes, noninterest-bearing,
                   payable on April 1, 2002                                          100,000         100,000

               Promissory notes, noninterest-bearing,
                   payable no sooner than February 2003                              100,000         100,000
                                                                                    --------        --------
                                                                                    $200,000        $690,000
                                                                                    ========        ========

     During December 2001, the Company repaid two stockholders' notes totaling $490,000.


NOTE N - SALE OF MINORITY INTEREST

     On February 12, 2001, iMapData sold 3,000,000 shares of its Series A Convertible Preferred Stock representing a 27.27% interest in iMapData to an investor group for $3,000,000. As part of the stock purchase agreement, two members of the investor group were elected to the Board of Directors of iMapData. Concurrently, two officers of iMapData each acquired a 2.5% interest in iMapData in exchange for an aggregate of 100,000 shares of the Company's common stock. As a result, the Company has recorded treasury stock with a value of $3.125 per share (the closing price of the common stock of the Company on February 12, 2001). The stock purchase agreement provides for the issuance of additional shares of Series A Preferred Stock to the investor group in the event that iMapData does not attain certain gross revenue thresholds for the fiscal years ended December 31, 2001 and 2002. For the year ended December 31, 2001, iMapdata did not meet the revenue threshold, and, accordingly, 692,300 shares of Series A Preferred Stock may be issued to the minority stockholders as of January 1, 2002. The number of additional shares of iMapData that may be issued if iMapData fails to attain the 2002 threshold is 1,107,690 preferred shares. As of March 8, 2002, the Company is seeking relief from such provisions.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE O - DISCONTINUED OPERATIONS

     On January 16, 2001, the Company disposed of its 80% interest in its subsidiary, Michaelson Kelbick Partners Inc. ("MKP") through the sale of its interest to MKP. MKP was classified as a discontinued operation as of and for the year ended December 31, 2000. The disposition had no impact on results of operations for the twelve months ended December 31, 2001.

     The amounts of the net assets held for sale as of December 31, 2000 are as follows:

               Assets
                   Cash and cash equivalents                                        $3,074,000
                   Short-term investments                                               95,000
                   Accounts receivable                                                 386,000
                   Other current assets                                                426,000
                   Property and equipment, net                                          79,000
                   Other assets                                                        267,000
                                                                                    ----------
                        Total assets                                                 4,327,000
                                                                                    ----------

               Liabilities
                   Accounts payable and accrued expenses                               635,000
                   Minority interest                                                 1,105,000
                                                                                    ----------

                        Total liabilities                                            1,740,000
                                                                                    ----------

                        Net assets held for sale before reduction
                           to fair value                                             2,587,000

                        Reduction to fair value                                       (687,000)
                                                                                    ----------

                        Net assets held for sale                                    $1,900,000
                                                                                    ==========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE O (CONTINUED)

     A summary of operating results for MKP, for the year ended December 31, 2000, is as follows:

            Revenues                                              $ 10,123,000

            Cost and expenses
                Cost of revenues                                     7,986,000
                Salaries and related expenses                          967,000
                Selling, general and administrative expenses         1,036,000
                Depreciation and amortization                           36,000
                                                                  ------------

                                                                    10,025,000
                                                                  ------------

            Operating income                                            98,000

            Other income (expense)
                Investment income                                      171,000
                Minority interest                                      (76,000)
                                                                  ------------

                                                                        95,000
                                                                  ------------

            Income before income taxes (benefit)                       193,000

            Income taxes (benefit)                                    (112,000)
                                                                  ------------

            Net income from discontinued operations               $    305,000
                                                                  ============


     In the fourth quarter ended December 31, 2001, the deferred rent liability recorded on the books of the parent totaling $336,000 was reversed and taken into income due to the assignment of the lease to MKP as of October 1, 2001. This is reflected in the general and administrative expense line on the statement of operations.


NOTE P - SEGMENT INFORMATION

     The Company discloses business segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE P (CONTINUED)

     public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements. The Company has two reportable segments which are operated through its subsidiaries, iMapData and Willey Brothers.

     IMAPDATA

     Segment information of iMapData as of December 31, 2001 and for the twelve-month period then ended and as of December 31, 2000 and for the period from March 3, 2000 (date of acquisition) to December 31, 2000, is as follows:

                                                         2001             2000
                                                       ----------      ----------

           Revenues                                    $1,971,000      $1,834,000
           Operating loss                               1,739,000       1,905,000
           Other income                                    36,000           8,000
           Pretax loss from continuing operations       1,703,000       1,897,000
           Total assets                                 2,379,000         571,000


     WILLEY BROTHERS

     Segment information of Willey Brothers as of December 31, 2001 and for the period from January 16, 2001 (date of acquisition) to December 31, 2001, is as follows:

                                                              2001
                                                          -----------
              Revenues                                    $39,693,000
              Operating income                                274,000
              Interest expense                              1,063,000
              Other income                                    114,000
              Pretax loss from continuing operations          675,000
              Total assets                                 42,055,000

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE P (CONTINUED)

     The reconciliation of the pretax loss from continuing operations of the reportable segments to the consolidated pretax loss from continuing operations is as follows:

                                                              2001              2000
                                                            ----------      ----------
          Total operating loss for reportable segments      $1,465,000      $1,905,000
          Interest expense for reportable segments           1,063,000              --
          Other income for reportable segments                 150,000           8,000
          Corporate expenses
              General and administrative expense             3,839,000       2,779,000
              Interest expense, net                            883,000              --
              Other income                                     280,000         201,000
                                                            ----------      ----------

          Pretax loss from continuing operations            $6,820,000      $4,475,000
                                                            ==========      ==========

NOTE Q - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

     On January 16, 2001, the Company issued an aggregate of 1,512,500 shares of common stock to Thomas P. Willey and James M. Willey in connection with the purchase of Willey Brothers. The shares were valued at $4.00 per share.

     On January 16, 2001, in connection with the purchase of Willey Brothers, the Company issued 50,000 shares of common stock to two Willey Brothers employees. The shares were valued at $4.00 per share. Salary expense, common stock and additional paid-in capital were increased for the transaction.

     On February 12, 2001, the Company issued 43,000 shares of common stock to a consultant who provided services in connection with the sale of the Company's Class A Convertible Preferred Stock. The shares were valued at $3.125 per share (the closing price of the stock on February 12, 2001). Common stock was increased and a net decrease to additional paid-in capital recorded.

     On April 6, 2001, the Company issued 25,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share (the closing price of the stock on March 1, 2001). Consulting expense, common stock, and additional paid-in capital were increased for the transaction.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE Q (CONTINUED)

     On July 2, 2001, the Company issued 10,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share (the closing price of the stock on March 1, 2001). Consulting expense, common stock and additional paid-in capital were increased for the transaction.

     On July 3, 2001, the Company issued 100,000 options to a consultant in connection with a consulting agreement that expires December 31, 2001. The options have a Black-Scholes valuation of approximately $190,000. Consulting expense, common stock and additional paid-in capital were increased for the transaction.

     On July 3, 2001, the Company issued 300,000 options to a consultant in connection with a consulting agreement with a term of one year. The options have a Black-Scholes valuation of approximately $570,000. Prepaid expense, common stock and additional paid-in capital were increased for the transaction. The prepaid expense is being amortized over the term of the agreement.

     On September 26, 2001, the Company issued 112,500 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $0.97 per share (the closing price of the stock on September 26, 2001). Salary expense, common stock and additional paid-in capital were increased for the transaction.

     On September 26, 2001, the Company issued an aggregate of 83,334 shares of common stock in partial consideration for the purchase of various assets of the Commonwealth Group by Willey Brothers. The shares were valued at $.97 per share (the closing price of the stock on September 26, 2001). Other assets, common stock and additional paid-in capital were increased for the transaction.

     On October 22, 2001, the Company issued 55,556 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $.90 per share (the closing price of the stock on October 22, 2001). Salary expense, common stock and additional paid-in capital were increased for the transaction.

     On November 6, 2001, the Company issued 5,264 shares of common stock to a law firm that provides legal services to the Company. The shares were valued at an average price of $3.03. Legal expense, common stock and additional paid-in capital were increased for the transaction.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE Q (CONTINUED)

     On March 3, 2000, the Company purchased all the capital stock of iMapData in exchange for 1,000,000 shares of common stock. The Company issued stock valued at $13 million in exchange for net assets with a fair value of $264,106.


NOTE R - FOURTH QUARTER ADJUSTMENT

     During the fourth quarter of 2001, the Company recorded post-acquisition adjustments, relating to pre-acquisition contingencies and accruals, applicable to its acquisition of Willey Brothers, on January 16, 2001, of approximately $948,000. The effect on the quarterly financial statements is as follows:


                         As originally                   As originally                   As originally
                          reported       As adjusted       reported       As adjusted      reported       As adjusted
                         -------------  -------------    -------------   -------------   ------------    -------------
                                 March 31, 2001                   June 30, 2001                September 30, 2001
                         -----------------------------   -----------------------------   -----------------------------
                                                                     (unaudited)
Revenues                  $ 10,250,205    $ 10,250,205    $ 10,875,790    $ 10,875,790    $  6,372,606    $  6,372,606
Cost of sales                7,536,360       7,330,986       7,737,066       7,454,592       4,998,481       4,815,407
Selling, general and
administrative               3,957,770       3,885,545       4,141,867       4,009,641       4,331,649       4,330,533
Other income (expense)        (343,419)       (343,419)       (307,033)       (307,033)       (312,280)       (312,280)
Beneficial conversion                                                                        2,475,000       2,475,000
Income taxes                    26,860          26,860           6,156           6,156          10,273          10,273
                          ------------    ------------    ------------    ------------    ------------    ------------

Net loss                  $ (1,614,204)   $ (1,336,605)   $ (1,316,332)   $   (901,632)   $ (5,755,077)   $ (5,570,887)
                          ============    ============    ============    ============    ============    ============
Earnings per share        $      (0.13)   $      (0.10)   $      (0.10)   $      (0.07)   $      (0.41)   $      (0.40)
                          ============    ============    ============    ============    ============    ============
Weighted-average shares
  outstanding               12,817,162      12,817,162      13,073,980      13,073,980      14,036,792      14,036,792
                          ============    ============    ============    ============    ============    ============



NOTE S - SUBSEQUENT EVENTS

     On March 29, 2002, Willey Brothers entered into a Third Amendment and Waiver Agreement with its commercial lender. Pursuant to such agreement, the facility terminates on March 31, 2003, at which time the outstanding principal balance and accrued interest thereunder is due and payable. While the amendment waives certain negative financial covenants for the remaining term of the facility, it imposes certain new affirmative and negative covenants, requires the payment of amendment fees and places

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE S (CONTINUED)

     restrictions on the use of $4,000,000 of Willey Brothers' cash, $2,000,000 of which was included in unrestricted cash and cash equivalents as of December 31, 2001. While Willey is actively seeking to refinance the facility, no assurance can be given that adequate financing will be available at all or on terms favorable to the Company. If it is unable to do so, and the amounts outstanding under the facility become due and payable, the lender has the right to proceed against the collateral granted to them to secure such indebtedness, including the Company's ownership interest in Willey Brothers, which was pledged to the bank as security for the facility. The Company has guaranteed 100% of the loan.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BRANDPARTNERS GROUP, INC.
                                     (Registrant)


                                     By:/s/ Jeffrey S. Silverman
                                        ------------------------------------
                                        Jeffrey S. Silverman
                                        Chairman and Chief Executive Officer
                                        (April 1, 2002)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                            TITLE                                  DATE
       ---------                            -----                                  ----

/s/ Jeffrey S. Silverman
--------------------------
Jeffrey S. Silverman         Chairman, Chief Executive Officer                 April 1, 2002
                               (Principal Executive Officer) and Director

/s/ Edward T. Stolarski
--------------------------
Edward T. Stolarski          Executive Vice President, Chief                   April 1, 2002
                               Financial Officer (Principal Financial and
                               Accounting Officer) and Director

/s/ Jonathan F. Foster
--------------------------
Jonathan F. Foster           Director                                          April 1, 2002

/s/ Nathan Gantcher
--------------------------
Nathan Gantcher              Director                                          April 1, 2002

/s/ Richard Levy
--------------------------
Richard Levy                 Director                                          April 1, 2002


/s/ Ronald Nash
--------------------------
Ronald Nash                  Director                                          April 1, 2002