Form 10QSB
period 2002-03-31
BRANDPARTNERS GROUP INC
filed 2002-05-15
CIK 798600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

      (Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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

Yes |X| No | |

The number of shares of common stock outstanding on May 8, 2002 was 18,063,553

Transitional Small Business Disclosure Format (Check One): Yes | | No |X|

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001 ..........................    2

         Consolidated Statements of Operations for the Three Months
            Ended March 31, 2002 and 2001 .................................    4

         Consolidated Statement of Changes in Stockholders' Equity for
            the Three Months Ended March 31, 2002 .........................    5

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2002 and 2001 .................................    6

         Notes to Consolidated Financial Statements .......................    7

     Item 2.  Management's Discussion and Analysis or Plan of Operation ...   18

Part II  - Other Information

     Item 1.  Legal Proceedings ...........................................   25

     Item 2.  Changes in Securities .......................................   25

     Item 6.  Exhibits and Reports on Form 8-K ............................   26

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2002 and December 31, 2001

                       ASSETS                        MARCH 31, 2002     December 31, 2001
                                                     --------------     -----------------
                                                      (UNAUDITED)
Current assets
    Cash and cash equivalents                         $ 2,468,191         $ 5,668,685
    Accounts receivable, net                            5,923,434           6,868,454
    Costs in excess of billings                         3,904,993           3,434,747
    Inventories                                         2,649,217           2,474,087
    Prepaid expenses and other current assets           1,333,677             792,775
    Deferred income tax asset, net                             --             104,489
                                                      -----------         -----------

         Total current assets                          16,279,512          19,343,237
                                                      -----------         -----------

Property and equipment, net of accumulated
    depreciation                                        1,586,916           1,529,614

Restricted cash                                         4,000,000                  --

Goodwill, net of accumulated amortization              34,371,969          34,557,522

Deferred financing and acquisition costs                  498,348             709,094

Other assets                                              510,222             547,829
                                                      -----------         -----------

         Total assets                                 $57,246,967         $56,687,296
                                                      ===========         ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2002 and December 31, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY        MARCH 31, 2002       December 31, 2001
                                                                  --------------       -----------------
                                                                   (UNAUDITED)
Current liabilities
   Revolving credit facility                                       $  4,843,974           $  1,142,352
   Accounts payable and accrued expenses                              9,565,316              8,559,633
   Billings in excess of costs                                          841,017                393,298
   Current maturities of long-term debt                               1,689,373              1,613,062
   Other current liabilities                                            776,198                530,534
                                                                   ------------           ------------
         Total current liabilities                                   17,715,878             12,238,879
                                                                   ------------           ------------

Loan payable to bank                                                  6,250,000              6,500,000
Notes and interest payable                                           13,852,537             13,646,308
Capital lease obligations                                                65,744                104,495
Put warrant liability                                                   440,438                440,438

Commitments and contingencies                                                --                     --

Minority interest in consolidated subsidiary                          2,853,249              2,947,999

Stockholders' equity
    Preferred stock, $.01 par value; 20,000,000 shares
       authorized; 1,650,000 shares designated as
       Class A convertible preferred stock, issued and
       converted to common as of August 1, 2001                              --                     --
    Common stock - 100,000,000 shares authorized,
       $.01 par value; 18,163,553 and
       17,857,462 shares issued as of
       March 31, 2002 and December 31, 2001, respectively               181,636                178,575
   Additional paid-in capital                                        40,144,302             39,841,655
   Accumulated deficit                                              (23,944,317)           (18,898,553)
   Treasury stock                                                      (312,500)              (312,500)
                                                                   ------------           ------------
         Total stockholders' equity                                  16,069,121             20,809,177
                                                                   ------------           ------------
         Total liabilities and stockholders' equity                $ 57,246,967           $ 56,687,296
                                                                   ============           ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                          2002            2001*
                                                                      ------------    ------------
Revenues                                                              $  6,362,492    $ 10,250,205
                                                                      ------------    ------------

Costs and expenses
    Cost of revenues                                                     5,983,582       7,330,986
    Selling, general and administrative                                  4,296,585       2,979,893
    Depreciation and amortization                                          503,270         905,652
                                                                      ------------    ------------
         Total expenses                                                 10,783,437      11,216,531
                                                                      ------------    ------------

         Operating loss                                                 (4,420,945)       (966,326)

         Interest expense                                                 (604,689)       (442,869)

         Interest income                                                    27,923          24,560
                                                                      ------------    ------------

Loss before minority interest, income taxes and
    cumulative effect of change in accounting principle                 (4,997,711)     (1,384,635)

        Minority interest                                                   94,750          74,890
                                                                      ------------    ------------

Loss before income taxes and cumulative effect of
     change in accounting principle                                     (4,902,961)     (1,309,745)

        Income tax expense (benefit)                                       (42,750)         26,860
                                                                      ------------    ------------

Loss before cumulative effect of change in accounting principle         (4,860,211)     (1,336,605)

        Impairment of goodwill                                             185,553              --
                                                                      ------------    ------------
         NET LOSS                                                     $ (5,045,764)   $ (1,336,605)
                                                                      ============    ============

Basic and diluted (loss) per share
    Loss before cumulative effect of change in accounting principle   $      (0.27)   $       (.10)
    Impairment of goodwill                                                   (0.01)             --
                                                                      ------------    ------------
    Basic and diluted (loss) per share                                $      (0.28)   $       (.10)
                                                                      ============    ============

    Weighted average shares outstanding                                 17,939,407      12,817,162
                                                                      ============    ============

*The accompanying notes are an integral part of these statements. Certain amounts in the prior year have been reclassified to conform to the classifications used in 2002 and restated pursuant to a fourth quarter adjustment as reported in Note R to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                   BrandPartners Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                          Common stock                                           Treasury stock
                                     ---------------------    Additional        Retained      --------------------
                                       Shares        $      paid-in capital     earnings       Shares        $             Total
                                     ----------   --------  ---------------   ------------    --------    ---------    ------------
Balance at January 1, 2002           17,857,462   $178,575   $39,841,655      $(18,898,553)   (100,000)   ($312,500)   $ 20,809,177

Shares issued in Private Placement      285,258      2,853       277,855                                                    280,708

Shares issued for services               20,833        208        24,792                                                     25,000

Net loss                                     --         --            --        (5,045,764)         --           --      (5,045,764)
                                     ----------   --------   -----------      ------------    --------    ---------    ------------
BALANCE AT MARCH 31, 2002            18,163,553   $181,636   $40,144,302      $(23,944,317)   (100,000)   $(312,500)   $ 16,069,121
                                     ==========   ========   ===========      ============    ========    =========    ============

The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months ended March 31,
                                   (unaudited)

                                                                               2002            2001*
                                                                           -----------    ------------
Cash flows from operating activities
        Net loss                                                           $(5,045,764)   $ (1,336,605)
  Adjustments to reconcile net loss to cash used in operating activities
      Depreciation and amortization                                            503,270         905,652
      Amortization of discount on notes payable                                 94,861          55,994
      Impairment of goodwill                                                   185,553              --
      Bad debt provision                                                        45,812          78,042
      Minority interest                                                        (94,750)        (74,890)
      Noncash compensation                                                     167,500         200,000
      Allowance for obsolete inventory                                          41,250           1,197
      Changes in operating assets and liabilities, net of effects from acquisitions
         Accounts receivable                                                   899,208         743,851
         Costs and estimated earnings in excess of billings                   (470,246)     (1,391,149)
         Inventories                                                          (216,380)        (10,357)
         Security deposits                                                          --         (47,836)
         Prepaid expenses and other current assets                            (605,534)       (463,105)
         Other assets                                                            3,953         171,875
         Accounts payable and accrued expenses                               1,005,683      (2,526,541)
         Other liabilities                                                     245,664         470,311
         Billings in excess of costs                                           447,719          57,502
         Interest payable - long term                                          111,368          48,889
         Income taxes                                                          104,489              --
                                                                           -----------    ------------
       Net cash used in operating activities                                (2,576,344)     (3,117,170)
                                                                           -----------    ------------

Cash flows from investing activities
  Acquisition of equipment                                                    (316,040)       (181,707)
  Proceeds from sale of MKP                                                         --       2,000,000
  Acquisition of Willey Brothers, net of cash acquired                              --     (13,889,616)
  Restricted cash                                                           (4,000,000)             --
  Proceeds from sale of fixed assets                                                --          75,000
  Loan to officers                                                             (78,000)             --
                                                                           -----------    ------------
       Net cash used in investing activities                                (4,394,040)    (11,996,323)
                                                                           -----------    ------------

Cash flows from financing activities
  Net borrowings on credit facility                                          3,701,622       4,520,712
  Proceeds from long-term debt                                                      --       8,000,000
  Proceeds from sale of common stock, net                                      280,708              --
  Proceeds from sale of minority interest in iMapData.com, Inc., net                --       2,930,800
  Proceeds from sale of preferred stock                                             --       4,125,000
  Repayment of long-term debt                                                 (212,440)       (142,416)
                                                                           -----------    ------------
       Net cash provided by financing activities                             3,769,890      19,434,096
                                                                           -----------    ------------
       NET INCREASE (DECREASE) IN CASH                                      (3,200,494)      4,320,603

Cash and cash equivalents, beginning of period                               5,668,685         203,643
                                                                           -----------    ------------

Cash and cash equivalents, end of period                                   $ 2,468,191    $  4,524,246
                                                                           ===========    ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for
      Interest                                                             $   259,749    $    222,653
                                                                           ===========    ============
      Taxes                                                                $   216,352    $    449,776
                                                                           ===========    ============

*The accompanying notes are an integral part of these statements. Certain amounts in the prior year have been reclassified to conform to the classifications used in 2002 and restated pursuant to a fourth quarter adjustment as reported in Note R to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended Decemeber 31, 2001.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of income for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

            A summary of significant accounting policies followed by the Company is set forth in Note B to the Company's consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, which is incorporated herein by reference.

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

            Based on our current plan of operation, we anticipate that our existing working capital and expected operating revenues from our subsidiaries will provide sufficient working capital for the conduct of our business for the next twelve months. However, we will require new financing when our facility at Willey Brothers terminates in March 2003. There can be no assurance that we will be able to find alternative financing. Our capital requirements depend on, among other things, whether we are successful in generating revenues and income from Willey Brothers, whether we are successful in continuing to generate revenues and income from iMapData, whether we continue to identify appropriate acquisition candidates, the sources of marketing efforts, the impact of competition, and the cost and availability of third-party financing. We may also seek additional financing in connection with the acquisition of one or more other entities or products (or rights related thereto) or the consummation of other business combinations. If needed, we may raise financing through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other transactions. We may seek additional funding through any such transaction or

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      a combination thereof. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on acceptable terms

            Certain amounts in prior years have been reclassified to conform to the classifications used in 2002 and restated pursuant to a fourth quarter adjustment as reported in Note R to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supersedes SFAS No. 121, while retaining many of the requirements of such statement. It further defines conditions necessary for assets to be considered held for sale. Its adoption on January 1, 2002 did not have a material effect on the financial statements.

NOTE C - ACQUISITION OF WILLEY BROTHERS, INC

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

      The following provides an analysis of the purchase of Willey Brothers. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill, as follows:

          Total purchase cost                                                   $33,144,938
          Fair value of net assets acquired                                       6,134,704
                                                                                -----------
                      Excess of cost over fair value of net assets acquired
                      allocated to goodwill                                     $27,010,234
                                                                                ===========

      Accumulated amortization at March 31, 2002 and December 31, 2001 was $2,738,265, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE C (CONTINUED)

      The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $2,400,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey Brothers' compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. As of March 31, 2002 the Company has recorded a liability of $500,000 related to the year 2001. As of March 31, 2002 the Company has not recorded a provision for the current year. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

      Pursuant to an Amendment and Waiver Agreement, dated March 29, 2002, with the commercial lender, no payments in respect of the Earn-Out can be made until all of the obligations are repaid, in full, to the lender (See Note
      D).

      Unaudited pro forma operating results for the three months ended March 31, 2001 for the Company, assuming the acquisition of Willey Brothers occurred on January 1, 2000, are as follows:

                                                          Three months ended March 31,
                                                          ----------------------------
                                                                      2001
                                                                  ------------
      Revenues                                                    $ 11,308,000
      Net loss                                                       1,720,000

      Basic and diluted (loss) per share:                         $      (0.13)
                                                                  ============

                   BrandPartners Group, Inc. and Subsidiaries

NOTE D - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

      On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on March 31, 2002 was 5.733% for the term loan and 7.0% for the revolving credit facility. As of March 31, 2002, the outstanding balances under the term loan and the revolving credit facility were $7,250,000 and $4,844,000, respectively. As amended by an Amendment and Waiver Agreement dated March 29, 2002, the facility expires on March 31, 2003 at which time all principal and interest are due. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The facility is guaranteed by the Company. The March 29, 2002 amendment waives certain financial covenants for the remainder of the term and includes certain new affirmative and negative covenants, requires the payment of amendment fees, restricts the use of $4,000,000, to be held as collateral for the loans, and also restricts the repayment of certain other obligations.

      The maturities on the term loan payable at March 31, 2002 are as follows:

                 Period ending March 31,
                 -----------------------
                        2002                                 $1,000,000
                        2003                                  6,250,000
                                                             ----------
                                                              7,250,000
                        Less current maturities              (1,000,000)
                                                             ----------
                                                             $6,250,000
                                                             ==========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at March 31, 2002 and December 31, 2001:

                                                 2002            2001
                                            ------------    ------------
            Notes payable (1) (2)           $ 14,500,000    $ 14,500,000
            Discount on notes payable           (615,489)       (710,350)
            Notes payable to stockholders        200,000         200,000
            Interest payable                     368,026         256,658
            Less current maturities             (600,000)       (600,000)
                                            ------------    ------------

                                            $ 13,852,537    $ 13,646,308
                                            ============    ============

      Notes payable of $14.5 million consist of the following at March 31, 2002:

      (1) Issued in connection with the acquisition of Willey Brothers, two subordinated convertible promissory notes totaling $7,500,000, and two convertible promissory notes, totaling $2,000,000 (the "Seller Notes"). The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of March 31, 2002 was 3.3438%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The $2.0 million principal notes are convertible into common stock of the Company at $3.00 per share. The aggregate beneficial conversion of the $2.0 million notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the Seller Notes, for the first three quarters of 2001 were deferred and regularly scheduled payments resumed in the fourth quarter of 2001. In addition, the maturity date on each of the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on each of the $7.5 million notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver Agreement dated March 29, 2002, with the commercial lender, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the lender.

      (2) A subordinated promissory note in the principal amount of $5,000,000 issued to a third party. The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (PIK amount). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. The Company has received a waiver from certain financial covenants effective as of March 31, 2002, which waives and amends such certain financial covenants. Pursuant to a separate Amendment and Waiver agreement dated March 29, 2002 with the commercial lender, and subject to the consent of the holder of such $5,000,000 note, payments of $300,000 on September 30, 2002 and $150,000 on each December 31, 2002 and March 31, 2003, can be made if there has been no default or event of default.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E (CONTINUED)

      Concurrently and in connection with the issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the warrants totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the put warrant has been recorded. Changes to the future fair value of the put warrants will be recorded in accordance with SFAS No. 133 and charged to other income or loss. At March 31, 2002 no gain or loss was recorded since the change in fair value was not material.

      Notes payable to stockholders consist of the following as of March 31, 2002 and December 31, 2001:

                                                       2002         2001
                                                     ---------    ---------
            Promissory note, non interest bearing,
                due on April 1, 2002                 $ 100,000    $ 100,000
            Promissory note, non interest bearing,
                due no sooner than February 2003       100,000      100,000
                                                     ---------    ---------

                                                       200,000      200,000
            Less current maturity                     (100,000)    (100,000)
                                                     ---------    ---------
                                                     $ 100,000    $ 100,000
                                                     =========    =========

NOTE F - SIGNIFICANT CUSTOMERS

      For the three months ended March 31, 2002, four customers of Willey Brothers accounted for approximately 22%, 16%, 14% and 12% of its revenues, respectively, and three customers of iMapData accounted for approximately 37%, 34%, and 12% of its revenues, respectively. For the three months ended March 31, 2001, three customers of Willey Brothers accounted for approximately 20%, 18%, and 10% of its revenues, respectively, and five customers of iMapData accounted for approximately 21%, 16%, 15%, 11%, and 10% of its revenues, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE G - STOCKHOLDERS' EQUITY

      Private Placement of Equity

      On February 5, 2002, the Company completed a private placement of common stock and warrants to purchase common stock. During the quarter ended March 31, 2002, the Company received net proceeds of $280,708 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company's common stock at various prices ranging from $1.152 to $3.00 per share. The warrants are exercisable for five years. The Company will use the funds for working capital purposes and possible future acquisitions. No value was assigned to the warrants upon issuance.

NOTE H - SALE OF MINORITY INTEREST

      On February 12, 2001, iMapData sold 3,000,000 shares of its Series A Convertible Preferred Stock representing a 27.27% interest in iMapData to an investor group for $3,000,000. As part of the stock purchase agreement, two members of the investor group were elected to the Board of Directors of iMapData. Concurrently, two officers of iMapData each acquired a 2.5% interest in iMapData in exchange for an aggregate of 100,000 shares of the Company's common stock. As a result, the Company has recorded treasury stock with a value of $3.125 per share (the closing price of the common stock of the Company on February 12, 2001). The stock purchase agreement requires iMapData to issue additional shares of Series A Preferred Stock to the investor group in the event that iMapData does not attain certain gross revenue thresholds for the fiscal years ended December 31, 2001 and 2002. For the year ended December 31, 2001, iMapdata did not meet the revenue threshold, and, accordingly, 692,300 shares of Series A Preferred Stock may be issued to the minority stockholders as of January 1, 2002. The number of additional shares of iMapData that may be issued if iMapData fails to attain the 2002 threshold is 1,107,690 preferred shares. As of March 31, 2002, the Company is seeking relief from such provisions.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE I - SEGMENT INFORMATION

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

      IMAPDATA

      Segment information of iMapData as of March 31, 2002 and 2001 and for the three-month periods then ended, is as follows:

                                             2002            2001
                                          ----------      ----------
            Revenues                      $  510,000      $  308,000
            Operating loss                   297,000         596,000
            Other income                      98,000          76,000
            Pretax loss                      199,000         520,000
            Total assets                   2,224,000       3,206,000

      WILLEY BROTHERS

      Segment information of Willey Brothers as of March 31, 2002 and 2001, and the three month period ended March 31, 2002 and the period from January 16, 2001 (date of acquisition) to March 31, 2001, is as follows:

                                              2002           2001
                                         ------------    -----------
            Revenues                     $  5,853,000    $ 9,942,000
            Operating income (loss)        (3,304,000)       552,000
            Interest expense                  397,000        223,000
            Other income                       20,000         23,000
            Pretax income (loss)           (3,681,000)       352,000
            Total assets                   43,852,000     43,936,000

      The reconciliation of the pretax loss of the reportable segments to the consolidated loss before income taxes and cumulative effect of change in accounting principle is as follows:

                                                                2002         2001
                                                             ----------   ----------
            Total operating loss for reportable segments     $3,601,000   $   44,000
            Interest expense for reportable segments            397,000      223,000
            Other income for reportable segments                118,000       99,000
            Corporate expenses
                General and administrative expense              820,000      922,000
                Interest expense, net                           203,000      220,000
                                                             ----------   ----------
            Loss before income taxes and cumulative effect
               of change in accounting principle             $4,903,000   $1,310,000
                                                             ==========   ==========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE J - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

      On January 17, 2002 the Company issued 20,833 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $25,000, the value of the compensation. Salary expense, common stock and additional-paid-in-capital were increased for the transaction.

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

      NOTE K - RELATED PARTY TRANSACTIONS

      On February 1, 2002, a subsidiary of the Company advanced $78,000 to two officers of the subsidiary. The principal amount is due and payable in two equal installments on September 30, 2002 and December 31, 2002 and bears interest at the rate for Federal short-term debt instruments. At March 31, 2002, this interest rate was 2.66%.

      On April 3, 2002, the note of one of the officers was repaid in full with appropriate interest.

      NOTE L - LOSS PER SHARE

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

      Potential common shares which would be antidilutive that were excluded from the computation of diluted loss per share consisted of stock options, warrants and convertible securities outstanding of 3,645,784 and 3,480,500 at March 31, 2002 and 2001, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE M - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

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

      As of January 1, 2002, the Company stopped amortizing goodwill in conformance with SFAS No. 142. Evaluations of goodwill under SFAS No. 142 have been performed, resulting in an impairment of $185,553. Such impairment has been treated as a cumulative effect of change in accounting principle as of January 1, 2002.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE M - (CONTINUED)

Net loss and basic and diluted (loss) per share for the three months ended March 31, 2001 are set forth below as if accounting for goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of the previously reported net loss and (loss) per share represents the amortization of goodwill.

Reconciliation of net loss and (loss) per share

NET LOSS

                                                March 31, 2002    March 31, 2001
                                                --------------    --------------
Reported loss before cumulative
   effect of change in accounting
   principle                                     $ 4,860,211       $ 1,336,605
Add back goodwill amortization, net of tax                             663,564
Cumulative effect of change in accounting
   Principle                                         185,553                --
                                                 -----------       -----------
Adjusted net loss                                $ 5,045,764       $   673,041
                                                 ===========       ===========

(LOSS) PER SHARE
      - BASIC AND DILUTED:

Reported (loss) before cumulative
   effect of change in accounting
   principle, per share                          $     (0.27)      $     (0.10)
Add back goodwill amortization, net of tax,
   per share                                              --              0.05
Cumulative effect of change in accounting
   Principle, per share                                (0.01)               --
                                                 -----------       -----------
Adjusted net (loss) per share                    $     (0.28)      $     (0.05)
                                                 ===========       ===========
Weighted average shares - basic and diluted       17,939,407        12,817,162
                                                 ===========       ===========

NOTE N - REDUCTION IN WORKFORCE

In March 2002, the Company's Willey Brothers subsidiary recorded a charge, primarily for severance and termination benefits, of approximately $567,000, relating to a reduction in workforce of 37 employees and was the result of aligning Willey's workforce with market demands for services and products. All of the affected employees have been terminated and are no longer employed by Willey Brothers. The charge is included in selling, general and administrative expenses at March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Critical Accounting Policies

      The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for critical accounting policies. The SEC defines "critical accounting policies" as those that require complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Valuation of Intangible Assets

      The Company assesses the impairment of goodwill whenever changes in circumstances, such as continuing losses, indicate that the fair value may be less than the carrying value. In the event of such circumstances, or at least annually, the Company estimates the recoverability of goodwill by obtaining appraisals of fair value from outside specialists.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      Revenues. Revenues decreased approximately $3,888,000, or 38%, to $6,362,000 for the three months ended March 31, 2002 from $10,250,000 for the three months ended March 31, 2001. This decrease is related to the Company's Willey Brothers subsidiary, which experienced a decline in revenues attributable in large part to a slow down in the US economy, in general, and the financial services industry in particular, made worse by world events.

      Cost of Revenues. Cost of revenues decreased approximately $1,348,000, or 18%, to $5,983,000 (94% of revenues), for the three months ended March 31, 2002 from $7,331,000 (72% of revenues) for the three months ended March 31, 2001. This decrease is attributable to the decrease in revenues. The increase in cost of revenues, as a percentage of net revenues is due primarily to a fixed component of wages and overhead in cost of revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1,317,000, or 44%, to $4,297,000 for the three months ended March 31, 2002 from $2,980,000 for the three months ended March 31, 2001. This increase is attributable to increased selling and marketing expenses, including tradeshow expenses, increased sales personnel resulting in higher selling salaries and travel expenses, higher rent expense for new sales offices, increased general and administrative expenses, primarily insurance costs, and a restructuring charge, of approximately $567,000, primarily for severance and termination benefits.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $402,000, or 44%, to $503,000 for the three months ended March 31, 2002 from $905,000 for the three months ended March 31, 2001. This decrease is primarily attributable to the cessation of goodwill amortization, of approximately $664,000, on January 1, 2002, in conformance with SFAS No. 142, offset by higher depreciation and amortization on fixed assets and deferred charges.

      Operating Loss. Operating loss increased approximately $3,455,000, or 358%, to $4,421,000 for the three months ended March 31, 2002, from $966,000 for the three months ended March 31, 2001. The increase in the operating loss is due to the factors referred to above.

      Interest Expense. Interest expense increased approximately $162,000, or 37%, to $605,000 for the three months ended March 31, 2002 from $443,000 for the three months ended March 31, 2001. This increase is primarily attributable to interest on a subordinated promissory note issued in October 2001.

      Interest Income. Interest income increased approximately $4,000, or 17%, to $28,000 for the three months ended March 31, 2002 from $24,000 for the three months ended March 31, 2001. This increase is due to higher cash balances in interest bearing accounts.

      Loss before Minority Interest, Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before minority interest, income taxes and cumulative effect of change in accounting principle increased approximately $3,613,000, or 261%, to $4,998,000 for the three months ended March 31, 2002, from $1,385,000 for the three months ended March 31, 2001. The increase in the loss before minority interest, income taxes and cumulative effect of change in accounting principle is due to the factors referred to above.

      Minority Interest. Minority interest increased approximately $20,000, or 27%, to $95,000 for the three months ended March 31, 2002 from $75,000 for the three months ended March 31, 2001. The minority interest was purchased from the Company on February 12, 2001, therefore, the minority interest calculation for the first three months of 2001 was pro-rated for one half of the quarter.

      Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before income taxes and cumulative effect of change in accounting principle increased approximately $3,593,000, or 274%, to $4,903,000 for the three months ended March 31, 2002, from $1,310,000 for the three months ended March 31, 2001. The increase in the loss before income taxes and cumulative effect of change in accounting principle is due to the factors referred to above.

      Income Taxes. Income taxes decreased approximately $70,000 to a benefit of $43,000 for the three months ended March 31, 2002 from expense of $27,000 for the three months ended March 31, 2001. This decrease in income taxes is attributable to over accruals in prior years for state tax expenses.

      Loss before Cumulative Effect of Change in Accounting Principle. Loss before cumulative effect of change in accounting principle increased approximately $3,523,000,or 264%, to $4,860,000 for the three months ended March 31, 2002, from $1,337,000 for the three months ended March 31, 2001. The increase in the loss before cumulative effect of change in accounting principle is due to the factors referred to above.

      Cumulative Effect of Change in Accounting Principle. On January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Intangible Assets", which requires the periodic evaluation of goodwill and a write down when an impairment exists. The Company's valuations of its goodwill, in compliance with SFAS No. 142, resulted in an impairment of approximately $186,000 at January 1, 2002.

      Net Loss. Net loss increased approximately $3,709,000, or 277%, to $5,046,000 for the three months ended March 31, 2002 from $1,337,000 for the three months ended March, 2001. The increase in the net loss is primarily due to the factors referred to above.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supersedes SFAS No. 121, while retaining many of the requirements of such statement. It further defines conditions necessary for assets to be considered held for sale. Its adoption on January 1, 2002 did not have a material effect on the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2002, the Company had negative working capital (current assets less current liabilities) of $1,436,000, stockholders' equity of $16,069,000 and a working capital ratio (current assets to current liabilities) of approximately .92:1. At December 31, 2001 the Company had working capital of $7,104,000, stockholders' equity of $20,809,000 and a working capital ratio of approximately 1.58:1. As of March 31, 2002 and December 31, 2001 the Company had unrestricted cash and cash equivalents of $2,468,000 and $5,669,000, respectively. As of March 31, 2002 the Company had restricted cash of $4,000,000. The Company conducts its operations through its subsidiaries and relies, in part, on cash payments from its subsidiaries to meet its operating requirements. During the first quarter of 2002 the Company raised approximately $281,000 in a private placement of common stock and warrants. The offering was completed on February 5, 2002. The proceeds will be used for working capital purposes and possible future acquisitions.

      For the three months ended March 31, 2002 and March 31, 2001, net cash used in operating activities was $2,576,000 and $3,117,000, respectively, net cash used in investing activities was $4,394,000 and $11,996,000 (primarily for the acquisition of Willey Brothers) respectively, and net cash provided by financing activities was $3,770,000 and $19,434,000 (primarily through long term debt and equity issuances) respectively.

      On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consists of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Credit Facility") and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of March 31, 2002, there was $6,250,000, net of the current maturities of $1,000,000, outstanding under the Term Loan and $4,844,000 outstanding under the Credit Facility. The Facility has been amended by Amendment and Waiver Agreements, dated May 21, 2001, October 22, 2001 and March 29, 2002. The Facility, as amended on March 29, 2002, expires on March 31, 2003. While the amendment waives certain financial covenants for the remainder of the term, it includes certain new affirmative and negative covenants, requires the payment of amendment fees and places restrictions on the use of $4,000,000 of Willey Brothers' cash. While Willey Brothers is actively seeking to refinance the Facility, no assurance can be given that adequate financing will be available at all or on terms favorable to the Company. If Willey Brothers is unable to refinance the Facility, and the amounts outstanding under the Facility become due and payable, the lender has the right to proceed against the collateral granted to them to secure such indebtedness, including the Company's ownership interest in Willey Brothers, which was pledged to the bank as security for the Facility. The Company has guaranteed 100% of the loan. The weighted average interest rate in effect on March 31, 2002 was 5.733% for the Term Loan and 7.0% for the Credit Facility.

      On October 22, 2001 Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows:
12% on the accreted principal amount, payable in cash, on each March 31, June 30, September 30 and December 31; and, 4% on the accreted principal amount, added to principal (PIK amount). The balance of the note at March 31, 2002 was $4,773,000 including PIK interest of $90,000 and less the aggregate discount on notes payable of $317,000. The note matures on October 22, 2008 at which time the principal and all PIK amounts are due. The funds will be used for growth capital. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, BrandPartners issued 405,000 warrants to purchase common stock of the Company at an exercise price of $0.01. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. The Company has received a waiver from certain financial covenants effective as of March 31, 2002, which waives and amends such financial covenants. Pursuant to a separate Amendment and Waiver Agreement dated March 29, 2002 with the commercial lender, and subject to the consent of the holder of the Willey Subordinated Note Payable, no payments can be made in respect of the promissory note except that if there is no default or event of default, $300,000 can be paid on September 30, 2002 and $150,000 on each December 31, 2002 and March 31, 2003.

      As of March 31, 2002, the Company had other long-term debt of $9,080,000, as follows. Notes payable of $9.5 million (the "Seller Notes") consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$3,750,000 notes") and two convertible promissory notes, each in the principal amount of $1,000,000 (the "$1,000,000 notes"), less the aggregate current maturities of $500,000 and aggregate discount on notes payable of $298,000 and including accrued interest of $278,000, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on March 31, 2002 was 3.3438%. The principal and any accrued interest is due in one payment on October 11, 2007. The $1,000,000 notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company subject to certain conditions. Also included in long-term debt are two non-interest bearing promissory notes, totaling $100,000, payable no sooner than February 2003. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the $1,000,000 notes and each of the $3,750,000 notes, for the first three quarters of 2001 were deferred until the end of the term and resumed in the fourth quarter of 2001. In addition, the maturity date on the $1,000,000 notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $3,750,000 notes was extended to October 11, 2007 from January 11, 2007. Pursuant to the Amendment and Waiver Agreement dated March 29, 2002, no payments in respect of the Seller Notes can be made until all of the obligations are paid, in full, to the lender.

      Based on our current plan of operation, we anticipate that our existing working capital and expected operating revenues from our subsidiaries will provide sufficient working capital for the conduct of our business for the next twelve months. However, we will require new financing when our facility at Willey Brothers terminates in March 2003. There can be no assurance that we will be able to find alternative financing. Our capital requirements depend on, among other things, whether we are successful in generating revenues and income from Willey Brothers, whether we are successful in continuing to generate revenues and income from iMapData, whether we continue to identify appropriate acquisition candidates, the sources of marketing efforts, the impact of competition, and the cost and availability of third-party financing. We may also seek additional financing in connection with the acquisition of one or more other entities or products (or rights related thereto) or the consummation of other business combinations. If needed, we may raise financing through additional equity offerings, joint ventures or other collaborative relationships, borrowings and other transactions. We may seek additional funding through any such transaction or a combination thereof. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on acceptable terms.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company's notes payable, term loan payable to the bank and revolving credit facility expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The term loan and revolving credit facility accrue interest at LIBOR plus an applicable margin or the bank's base rate plus an applicable margin. The subordinated convertible notes payable accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining the Company's revolving credit facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000 and the fair value was immaterial at March 31, 2002.

      The table below provides information on the Company's market sensitive financial instruments as of March 31, 2002.

                                                                   Weighted Average
                                        Principal Balance   Interest Rate at March 31,2002
                                        -----------------   ------------------------------
Term loan                                 $7,250,000                     5.733%
Revolving credit facility                  4,844,000                     7.000%
Subordinated convertible notes payable     7,500,000                     3.344%

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      A Verified Amended Complaint (the "Complaint") was filed in the Supreme Court of the State of New York, County of New York, on January 15, 2002, in connection with an action entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation (Index No. 111385/98). The Complaint seeks a declaration that plaintiffs were entitled to exercise warrants issued to them by the Company in 1993 to purchase an aggregate of 1,698,904 shares of the common stock of the Company at $.10 per share in accordance with their terms, without adjustment for a one-for-five reverse stock split declared by the Company in 1996, and damages in the amount of approximately $28 million. The Company served a Verified Answer to the Complaint, including affirmative defenses, on March 8, 2002. Although the Company plans to litigate the matter vigorously and believes that it has substantial defenses to the claims and damages sought, at this time, no assurance can be made as to what effect, if any, this matter will have on the Company or its financial position, which effect could be material. The Complaint was filed subsequent to a decision of the Court of Appeals of the State of New York reinstating Plaintiffs' claim for a declaration that they were entitled to exercise the warrants in accordance with their terms, which claim had previously been dismissed by the New York County Supreme Court, whose dismissal was affirmed by the Appellate Division, First Department.

ITEM 2. CHANGES IN SECURITIES

      On January 17, 2002, the Company issued 20,833 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement. The shares were valued at $1.20 per share (the closing price of the stock on January 9, 2002, and contain a legend that the shares may not be sold or otherwise disposed of except pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act") and applicable state securities laws, or pursuant to an applicable exemption from the registration requirements of the Act and such laws (a "Restrictive Legend").

      In February 2002, the Company completed a private placement of units consisting of shares of common stock and common stock purchase warrants. In connection with the private placement, during the first quarter of 2002, the Company received gross proceeds of $341,050 in connection with the private placement, and issued 285,258 shares of common stock, warrants to purchase 285,258 shares of common stock at a price of $2.00 per share, and warrants to purchase 142,628 shares of common stock at a price of $3.00 per share. Such securities were purchased only by "accredited investors" and exempt from registration pursuant to the Company's reliance upon Regulation D and/or Section 4(2) of the Securities Act of 1933. In consideration for acting as placement agent in the private placement, during the first quarter of 2002 the Company paid to Broadband Capital Management, LLC ("Broadband") placement agent fees totaling $225,000 and a non-accountable expense allowance of $6,750, and issued to Broadband warrants to purchase 18,525 shares of common stock at a price of $2.00 per share, warrants to purchase 9,262 shares of common stock at a price of $3.00 per share, and warrants to purchase 18,525 shares of common stock at a price of $1.152 per share. All of the warrants issued in connection with the private placement are exercisable for five years. All of the shares issued in connection with the private placement contain a Restrictive Legend, however, pursuant to the terms of the private placement, the Company has filed a registration statement (which, as of May 14, 2002, has not been declared effective) covering the shares, warrants and shares issuable upon exercise of the warrants. The Company intends to use the funds for working capital purposes and possible future acquisitions.

      On February 4, 2002, the Company granted five year options to purchase an aggregate of 72,500 shares of common stock exercisable at $1.00 per share to various employees of the Company and its subsidiaries as an incentive. These options are exercisable commencing on February 4, 2003. On February 4, 2002 the Company granted eight year options to purchase an aggregate of 204,284 shares of common stock exercisable at $1.00 per share to various employees of Willey Brothers as an incentive. Of these options 20% are exercisable February 4, 2003 and 20% each year thereafter on each February 4 through 2007. On February 12, 2002 the Company granted five year options to purchase an aggregate of 2,500 shares of common stock exercisable at $1.00 per share to an employee of the Company as an incentive. These options are exercisable commencing on February 12, 2003. On February 12, 2002 the Company granted eight year options to purchase an aggregate of 3,000 shares of common stock exercisable at $1.00 per share to an employee of Willey Brothers as an incentive. Of these options 20% are exercisable on February 12, 2003 and 20% each year thereafter on each February 12 through 2007. On March 26, 2002, the Company granted five year options to purchase an aggregate of 2,100,000 shares of common stock exercisable at $1.07 per share to officers and directors of the Company (1,500,000 to the Company's Chairman, 150,000 to the Company's Executive Vice President and 150,000 to each of the Company's three outside directors) as an incentive. Of these options 1/3 are exercisable on March 26, 2002 and 1/3 are exercisable on each of January 1, 2003 and January 1, 2004.

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

                  2.2 Agreement and Plan of Merger, entered into as of August 1, 2001, between Financial Performance Corporation and BrandPartners Group, Inc. relating to the reincorporation in Delaware (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

                  3.1 By-laws of BrandPartners Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

                  3.2 Certificate of Incorporation dated August 7, 2001 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

                  4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

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

                  10.2 Restated and Amended Shareholders Agreement dated as of October 18, 1994 by and among MKP, Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

                  10.3 Form of Warrant dated as of October 21, 1998 between the Company and Richard Levy (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

                  10.4 Form of Warrant Agreement dated as of October 21, 1998 covering warrants issued to Richard Levy and others (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

                  10.5 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit
                        10.1 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.6 Stock Purchase and Sale Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.7 Stockholders Agreement dated as of November 17, 1999 by and among the Company, Robert S. Trump, Jeffrey Silverman, and Ronald Nash (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.8  Option Agreement dated November 17, 1999 between Robert
                        S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 30, 1999), as amended by Amendment to Option Agreement, dated as of November 15, 2001, by and among Jeffrey S. Silverman and Robert Trump (filed herewith).

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

                  10.11 Option Agreement dated November 17, 1999 between Robert
                        S. Trump and Ronald Nash (incorporated by reference to
                        Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 30, 1999), as amended by Amendment to Option Agreement, dated as of November 15, 2001, by and among Ronald Nash and Robert Trump (filed herewith).

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

                  10.14 Option Agreement dated as of November 17, 1999 between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.15 Option Agreement dated as of November 17, 1999 between the Company and Ronald Nash (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed November 30, 1999).

                  10.16 Registration Rights Agreement dated as of November 17,
                        1999 by and among the Company, Robert S. Trump, William
                        F. Finley, Jeffrey Silverman and Ronald Nash
                        (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed November 30,
                        1999).

                  10.17 Option Agreement dated as of January 10, 2000 between the Company and Jeffrey Silverman (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

                  10.18 Option Agreement dated as of January 10, 2000 between the Company and Ronald Nash (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

                  10.19 Agreement and Plan of Merger dated February 23, 2000 between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. DeFranco (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24, 2000).

                  10.20 Stock Option Agreement dated as of April 26, 2000
                        between the Company and Edward T. Stolarski, covering 100,000 shares of common stock; Stock Option Agreement dated as of April 26, 2000 between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment Agreement dated April 25, 2000 between the Company and Edward T. Stolarski (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB for the quarter ended March 31, 2000).

                  10.21 Loan and Security Agreement, dated as of January 11,
                        2001, between Fleet Capital Corporation ("Fleet") and Willey Brothers, Inc., and Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001), as amended by Amendment and Waiver Agreements, dated as of May 21, 2001 and October 22, 2001, respectively, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001), and as amended by Amendment and Waiver Agreement, dated as of March 29, 2002, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

                  10.22 Agreement, dated as of January 11, 2001, among the
                        Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump and Laurence DeFranco (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 31, 2001), as amended by an Amendment, dated as of March 21, 2001, among such parties (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

                  10.23 Subordinated Convertible Term Promissory Note, dated
                        January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000; Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000; and Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2001).

                  10.24 Promissory Note, dated February 12, 2001, made by
                        iMapData in favor of Ronald Nash, in the principal amount of $50,000; Promissory Note, dated February 12, 2001, made by iMapData in favor of Jeffrey Silverman, in the principal amount of $50,000; and Promissory Note, dated February 12, 2001, made by iMapData in favor of William Lilley, in the principal amount of $100,000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

                  10.25 Subordinated Convertible Promissory Note, dated March 1,
                        2001, made by the Company in favor of Jeffery S. Silverman, in the principal amount of $245,000; and, Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Ronald Nash, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                        2000).

                  10.26 Stock Option Agreements, dated August 9, 2000, between the Company and each of Jonathan Foster, Nathan Gantcher and William Grimes (incorporated by reference to Exhibit
                        10.48 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

                  10.27 Stockholders' Agreement, dated February 12, 2001, by and among iMapData.com, Inc., Financial Performance Corporation, 1404467 Ontario Limited, BG Media Intermediate Fund L.P., William Lilley and Laurence DeFranco (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

                  10.28 Financial Performance Corporation Incentive Compensation
                        Plan (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

                  10.29 Financial Performance Corporation 2001 Stock Incentive
                        Plan (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

                  10.30 Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers Inc. and Corporate Mezzanine II, L.P ("CMII"); Subordinated Promissory Note, in the Principal Amount of $5,000,000, made by Willey Brothers Inc. in favor of CMII; Common Stock Purchase Warrant, dated October 22, 2001, between the Company and CMII; Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII; Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers, Inc., CMII and Fleet Capital Corporation (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

                  10.31 Form of Warrant Agreement, between the Company and the
                        Warrantholders listed therein, with Form of Warrant Certificate, relating to Warrants sold in connection with a Private Placement of Units (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                        2001).

                  10.32 Form of Registration Rights Agreement, between the
                        Company and the Holders listed therein, relating to Warrants sold in connection with a Private Placement of Units (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

                  10.33 Form of Stock Option Agreement, between the Company and each of Jeffrey S. Silverman and Edward T. Stolarski, relating to a grant of options on March 26, 2002.

                  16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed January 24, 2000).

      (b) The Company filed the following Current Report on Form 8-K during the quarter ended March 31, 2002:

                  (i) The Company's Current Report on Form 8-K dated January 15, 2002 (filed January 18, 2002), in which the Company reported the filing of an Amended Verified Complaint in connection with an action pending against the Company in the Supreme Court of the State of New York.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002                     BRANDPARTNERS GROUP, INC.


                                        By: /s/ Jeffrey S. Silverman
                                            ------------------------------------
                                            Jeffrey S. Silverman
                                            Chairman and Chief Executive Officer


                                        By: /s/ Edward T. Stolarski
                                            ------------------------------------
                                            Edward T. Stolarski
                                            Chief Financial Officer