Form 10QSB
period 2002-06-30
BRANDPARTNERS GROUP INC
filed 2002-08-14
CIK 798600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Yes |X| No | |

The number of shares of common stock outstanding on August 12, 2002 was
18,063,553

Transitional Small Business Disclosure Format (Check One):
Yes | | No |X|

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets
            June 30, 2002 and December 31, 2001..........................................................    2

         Consolidated Statements of Operations for the Six and Three Months
            Ended June 30, 2002 and 2001.................................................................    4

         Consolidated Statement of Changes in Stockholders' Equity for
            the Six Months Ended June 30, 2002...........................................................    5

         Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2002 and 2001.................................................................    6

         Notes to Consolidated Financial Statements......................................................    7

     Item 2.  Management's Discussion and Analysis or Plan of Operation..................................   23

Part II  - Other Information

     Item 2.  Changes in Securities......................................................................   32

     Item 4.  Submission of Matters to a Vote of Security Holders........................................   32

     Item 6.  Exhibits and Reports on Form 8-K...........................................................   33

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                    As of June 30, 2002 and December 31, 2001

                ASSETS                             JUNE 30, 2002   December 31, 2001
                                                   -------------   -----------------
                                                    (UNAUDITED)
Current assets
    Cash and cash equivalents                       $ 1,868,498        $ 5,668,685
    Restricted cash                                   4,000,000                 --
    Accounts receivable, net                          6,179,560          6,868,454
    Costs in excess of billings                       4,051,337          3,434,747
    Inventories                                       2,064,422          2,474,087
    Prepaid expenses and other current assets           997,896            792,775
    Deferred income tax asset, net                           --            104,489
                                                    -----------        -----------

         Total current assets                        19,161,713         19,343,237
                                                    -----------        -----------

Property and equipment, net of accumulated
    depreciation                                      1,694,354          1,529,614

Goodwill, net of accumulated amortization            34,371,969         34,557,522

Deferred financing and acquisition costs                580,902            709,094

Other assets                                            263,524            547,829
                                                    -----------        -----------

         Total assets                               $56,072,462        $56,687,296
                                                    ===========        ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                    As of June 30, 2002 and December 31, 2001

        LIABILITIES AND STOCKHOLDERS' EQUITY                 JUNE 30, 2002    December 31, 2001
                                                             -------------    -----------------
                                                              (UNAUDITED)
Current liabilities
   Revolving credit facility                                  $  5,455,148       $  1,142,352
   Accounts payable and accrued expenses                         9,998,487          8,559,633
   Billings in excess of costs                                     589,008            393,298
   Current maturities of long-term debt                          7,442,527          1,613,062
   Other current liabilities                                       859,311            530,534
                                                              ------------       ------------

         Total current liabilities                              24,344,481         12,238,879
                                                              ------------       ------------

Loan payable to bank                                                    --          6,500,000
Notes and interest payable                                      14,066,931         13,646,308
Capital lease obligations                                           41,482            104,495
Put warrant liability                                              306,585            440,438

Commitments and contingencies                                           --                 --

Minority interest in consolidated subsidiary                     2,713,380          2,947,999

Stockholders' equity
    Preferred stock, $.01 par value; 20,000,000 shares
       authorized; 1,650,000 shares designated as
       Class A convertible preferred stock, issued and
       converted to common as of August 1, 2001                         --                 --
    Common stock - 100,000,000 shares
       authorized, $.01 par value; 18,163,553
       and 17,857,462 shares issued as of
       June 30, 2002 and December 31, 2001, respectively           181,636            178,575
   Additional paid-in capital                                   40,114,102         39,841,655
   Accumulated deficit                                         (25,383,635)       (18,898,553)
   Treasury stock                                                 (312,500)          (312,500)
                                                              ------------       ------------

         Total stockholders' equity                             14,599,603         20,809,177
                                                              ------------       ------------

         Total liabilities and stockholders' equity           $ 56,072,462       $ 56,687,296
                                                              ============       ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Six and Three Months Ended June 30, 2002 and 2001
                                   (unaudited)

                                                   Six Months Ended June 30,             Three Months Ended June 30,

                                                     2002               2001*              2002               2001*
                                                 ------------       ------------       ------------       ------------
Revenues                                         $ 16,432,825       $ 21,125,995       $ 10,070,333       $ 10,875,790
                                                 ------------       ------------       ------------       ------------

Costs and expenses
    Cost of revenues                               13,710,284         14,785,578          7,726,702          7,454,592
    Selling, general and administrative             7,778,170          5,918,728          3,481,585          2,938,835
    Depreciation and amortization                     591,815          1,976,458             88,545          1,070,806
                                                 ------------       ------------       ------------       ------------

         Total expenses                            22,080,269         22,680,764         11,296,832         11,464,233
                                                 ------------       ------------       ------------       ------------

         Operating loss                            (5,647,444)        (1,554,769)        (1,226,499)          (588,443)

         Interest expense                          (1,228,453)          (941,286)          (623,764)          (498,417)

Other income
    Interest income                                    45,584             65,449             17,661             40,889
    Management fee income                             312,895                 --            312,895                 --
    Other                                             133,853                 --            133,853                 --
                                                 ------------       ------------       ------------       ------------

        Total other income                            492,332             65,449            464,409             40,889
                                                 ------------       ------------       ------------       ------------

Loss before minority interest, income taxes
and cumulative effect of change in
accounting principle                               (6,383,565)        (2,430,606)        (1,385,854)        (1,045,971)

        Minority interest                             234,618            225,385            139,868            150,495
                                                 ------------       ------------       ------------       ------------

Loss before income taxes and
cumulative effect of change
in accounting principle                            (6,148,947)        (2,205,221)        (1,245,986)          (895,476)

        Income taxes                                  150,582             33,016            193,332              6,156
                                                 ------------       ------------       ------------       ------------

Loss before cumulative effect of
change in accounting principle                     (6,299,529)        (2,238,237)        (1,439,318)          (901,632)

        Impairment of goodwill                        185,553                 --                 --                 --
                                                 ------------       ------------       ------------       ------------

         NET LOSS                                $ (6,485,082)      $ (2,238,237)      $ (1,439,318)      $   (901,632)
                                                 ============       ============       ============       ============

Basic and diluted (loss) per share
    Loss before cumulative effect of
    change in accounting principle               $      (0.35)      $      (0.17)      $      (0.08)      $      (0.07)
    Impairment of goodwill                              (0.01)                --                 --                 --
                                                 ------------       ------------       ------------       ------------

    Basic and diluted                            $      (0.36)      $      (0.17)      $      (0.08)      $      (0.07)
                                                 ============       ============       ============       ============
    Weighted-average shares
    outstanding                                    18,001,823         12,946,280         18,063,553         13,073,980
                                                 ============       ============       ============       ============

The accompanying notes are an integral part of these statements.

*Certain amounts in the prior year have been reclassified to conform to the classifications used in 2002 and restated pursuant to a fourth quarter adjustment as reported in Note R to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                   BrandPartners Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                              Common stock      Additional                       Treasury stock
                                        ---------------------     paid-in     Accumulated     ---------------------
                                           Shares        $        capital        deficit       Shares          $          Total
                                        ----------   --------   -----------   ------------    --------    ---------    ------------
Balance at January 1, 2002              17,857,462   $178,575   $39,841,655   $(18,898,553)   (100,000)   ($312,500)   $ 20,809,177
Shares issued in Private Placement         285,258      2,853       247,655                                                 250,508
Shares issued for services                  20,833        208        24,792                                                  25,000
Net loss                                        --         --            --     (6,485,082)         --           --      (6,485,082)
                                        ----------   --------   -----------   ------------    --------    ---------    ------------
BALANCE AT JUNE 30, 2002                18,163,553   $181,636   $40,114,102   $(25,383,635)   (100,000)   $(312,500)   $ 14,599,603
                                        ==========   ========   ===========   ============    ========    =========    ============

The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Six Months ended June 30,
                                   (unaudited)

                                                                                                     2002                  2001*
                                                                                                 -----------           ------------
Cash flows from operating activities
        Net loss                                                                                 $(6,485,082)          $ (2,238,237)
  Adjustments to reconcile net loss to cash used in operating activities
      Depreciation and amortization                                                                  591,815              1,976,458
      Amortization of discount on notes payable                                                      195,141                128,011
      Impairment of goodwill                                                                         185,553                     --
      Unrealized gain on derivative transaction                                                     (133,853)                    --
      Bad debt provision                                                                              64,106                (32,605)
      Loss on disposal of fixed assets                                                                    --                 12,575
      Minority interest                                                                             (234,618)              (225,385)
      Non-cash compensation                                                                          310,000                262,500
      Allowance for obsolete inventory                                                                82,500                  6,197
      Changes in operating assets and liabilities, net of effects from acquisitions
         Accounts receivable                                                                         624,788              1,929,768
         Costs and estimated earnings in excess of billings                                         (616,590)            (1,554,231)
         Inventories                                                                                 327,165                713,168
         Security deposits                                                                                --                (47,836)
         Prepaid expenses and other current assets                                                  (453,321)              (321,911)
         Other assets                                                                                  2,286               (107,663
         Accounts payable and accrued expenses                                                     1,438,853             (3,773,289)
         Other liabilities                                                                           328,777                937,947
         Billings in excess of costs                                                                 195,710             (1,535,416)
         Interest payable - long term                                                                225,482                102,789
         Income taxes                                                                                104,489                     --
                                                                                                 -----------           ------------

       Net cash used in operating activities                                                      (3,246,799)            (3,767,160)
                                                                                                 -----------           ------------

Cash flows from investing activities
  Acquisition of equipment                                                                          (336,344)              (307,799)
  Proceeds from sale of MKP                                                                               --              2,000,000
  Acquisition of Willey Brothers, net of cash acquired                                                    --            (14,348,261)
  Restricted cash                                                                                 (4,000,000)                    --
  Proceeds from sale of fixed assets                                                                      --                 75,000
  Loan to officers                                                                                   (78,000)                    --
                                                                                                 -----------           ------------

       Net cash used in investing activities                                                      (4,414,344)           (12,581,060)
                                                                                                 -----------           ------------

Cash flows from financing activities
  Net borrowings on credit facility                                                                4,312,796              3,809,351
  Proceeds from long-term debt                                                                            --              8,000,000
  Proceeds from sale of common stock, net                                                            250,508                     --
  Proceeds from exercise of stock options/warrants                                                        --                150,000
  Proceeds from sale of minority interest in iMapData.com, Inc., net                                      --              2,930,800
  Proceeds from repayment of loan to officers                                                         31,200                     --
  Proceeds from sale of preferred stock                                                                   --              4,125,000
  Repayment of long-term debt                                                                       (733,548)              (365,097)
                                                                                                 -----------           ------------

       Net cash provided by financing activities                                                   3,860,956             18,650,054
                                                                                                 -----------           ------------

       NET INCREASE (DECREASE) IN CASH                                                            (3,800,187)             2,301,834

Cash and cash equivalents, beginning of period                                                     5,668,685                203,643
                                                                                                 -----------           ------------

Cash and cash equivalents, end of period                                                         $ 1,868,498           $  2,505,477
                                                                                                 ===========           ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for
      Interest                                                                                   $   573,103           $    500,716
                                                                                                 ===========           ============
      Taxes                                                                                      $   220,920           $    457,941
                                                                                                 ===========           ============

The accompanying notes are an integral part of these statements.

*Certain amounts in the prior year have been reclassified to conform to the classifications used in 2002 and restated pursuant to a fourth quarter adjustment as reported in Note R to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of income for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

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

      In the industry sectors in which our subsidiaries operate, particularly the financial services industry, many companies are consolidating, resulting in a decrease in the total number of potential and existing clients. As a result of such industry consolidation, the number of available client relationships has declined. Thus, our ability to maintain existing client relationships and to obtain new client relationships has become increasingly difficult.

      The consolidated financial statements include the accounts of BrandPartners Group, Inc., its 100%-owned subsidiary, Willey Brothers, from January 16, 2001, and its 63.72%-owned subsidiary, iMapData. All significant inter-company accounts and transactions have been eliminated in consolidation.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and iMapData, and the cost and availability of third-party financing. We continue to be impacted by the economic downturn in the United States, which has resulted in a decline in revenues at Willey Brothers, and by limitations and restrictions placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility and $4 million of its cash. The revolving credit facility and term loan (the "Facility") at Willey Brothers expire in March 2003. Willey Brothers is actively seeking to refinance the Facility, however, we can offer no assurance that adequate financing will be available at all or on terms favorable to Willey Brothers or the Company. In addition, Willey Brothers believes that, based upon its current operations, it will be required to seek relief from the provisions of the Facility requiring Willey Brothers to pay to the lender certain fees on September 25, 2002. While Willey Brothers believes that, based upon the waivers and amendments to the Facility obtained by Willey Brothers during the term of the Facility, it should be able to obtain the relief sought, no assurance can be given that the lender will provide such relief. Accordingly, if Willey Brothers fails to obtain relief from certain of the provisions contained in the Facility or is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers which was pledged to the lender as security for the Facility.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

      Certain amounts in the prior year have been reclassified to conform to the classifications used in 2002 and restated pursuant to a fourth quarter adjustment as reported in Note R to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of long-lived assets. The standard is effective for fiscal years beginning after June 30, 2002. The Company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supersedes SFAS No. 121, while retaining many of the requirements of such statement. It further defines conditions necessary for assets to be considered held for sale. Its adoption on January 1, 2002 did not have a material effect on the financial statements.

      On April 30, 2002 the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

      On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

                   BrandPartners Group, Inc. and Subsidiaries

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
                                                                                           ===========

      Accumulated amortization at June 30, 2002 and December 31, 2001 was $2,738,265, respectively.

      The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $2,400,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey Brothers' compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. As of June 30, 2002 the Company had a liability of $500,000 related to the year 2001. As of June 30, 2002 the Company has not recorded a provision for the current year. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

      Pursuant to an Amendment and Waiver Agreement, dated March 29, 2002, with the commercial lender, and consented to by the former shareholders, no payments in respect of the Earn-Out can be made until all of the obligations are repaid, in full, to the lender (See Note D).

                   BrandPartners Group, Inc. and Subsidiaries

NOTE C (CONTINUED)

      Unaudited pro forma operating results for the six and three months ended June 30, 2001, for the Company, assuming the acquisition of Willey Brothers occurred on January 1, 2000, are as follows:

                                       Six months ended June 30,     Three months ended June 30,
                                       -------------------------     ---------------------------
                                                  2001                         2001
                                                  ----                         ----
      Revenues                                 $22,183,000                  $10,876,000
      Net loss                                  (2,621,000)                    (902,000)

      Basic and diluted (loss) per
      share:                                   $     (0.20)                 $     (0.07)
                                               ===========                  ===========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE D - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

      On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on June 30, 2002 was 5.4653% for the term loan and 5.6481% for the revolving credit facility. As of June 30, 2002, the outstanding balances under the term loan and the revolving credit facility were $6,750,000 and $5,455,000, respectively. As amended by an Amendment and Waiver Agreement dated March 29, 2002, the facility expires on March 31, 2003 at which time all principal and interest are due. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The facility is guaranteed by the Company. The March 29, 2002 amendment waives certain financial covenants for the remainder of the term , requires the payment of amendment fees, restricts the use of $4,000,000, to be held as collateral for the loans, and also restricts the repayment of certain other obligations.

      The maturities on the term loan payable are as follows:

                 Year ending December 31, 2002
                 -----------------------------
                        2002                              $  250,000
                        2003                               6,500,000
                                                          ----------
                                                          $6,750,000
                                                          ==========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at June 30, 2002 and December 31, 2001:

                                                 2002             2001
                                             ------------     ------------
            Notes payable (1) (2)            $ 14,500,000     $ 14,500,000
            Discount on notes payable            (515,209)        (710,350)
            Notes payable to stockholders         200,000          200,000
            Interest payable                      482,140          256,658
            Less current maturities              (600,000)        (600,000)
                                             ------------     ------------

                                             $ 14,066,931     $ 13,646,308
                                             ============     ============

      Notes payable of $14.5 million consist of the following at June 30, 2002:

      (1) Two subordinated convertible promissory notes totaling $7,500,000, and two convertible promissory notes, totaling $2,000,000 (collectively the "Seller Notes"). The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of June 30, 2002 was 3.49%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The $2.0 million principal notes are convertible into common stock of the Company at $3.00 per share. The aggregate beneficial conversion of the $2.0 million notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the Seller Notes, for the first three quarters of 2001 were deferred and regularly scheduled payments resumed in the fourth quarter of 2001. In addition, the maturity date on each of the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on each of the $7.5 million notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver Agreement dated March 29, 2002, with the commercial lender and consented to by the former shareholders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the lender.

      (2) A subordinated promissory note in the principal amount of $5,000,000 issued to a third party. The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (PIK amount). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. The Company has received a waiver from such certain financial covenants through June 30, 2002 and such covenants have either been waived or amended through December 31, 2002.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E (CONTINUED)

      Concurrently and in connection with the issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the warrants totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the put warrant has been recorded. Changes to the future fair value of the put warrants will be recorded in accordance with SFAS No. 133 and charged to other income or loss. At June 30, 2002 an unrealized gain of $134,000 was recorded to account for the change in the fair value of the put warrant liability since March 31, 2002.

      Notes payable to stockholders consist of the following as of June 30, 2002 and December 31, 2001:

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
                                                        =========     =========

NOTE F - SIGNIFICANT CUSTOMERS

      For the six months ended June 30, 2002, two customers of Willey Brothers accounted for approximately 12%, and 11% of its revenues, respectively, and three customers of iMapData accounted for approximately 38%, 18%, and 12% of its revenues, respectively. For the three months ended June 30, 2002, two customers of Willey Brothers accounted for approximately 12% and 12% of its revenues, respectively, and two customers of iMapData accounted for approximately 39%, and 12% of its revenues, respectively.

      For the six months ended June 30, 2001, three customers of Willey Brothers accounted for approximately 18%, 16%, and 14% of its revenues, respectively, and four customers of iMapData accounted for approximately 16%, 16%, 12%, and 11% of its revenues, respectively. For the three months ended June 30, 2001, two customers of Willey Brothers accounted for approximately 25% and 13% of its revenues, respectively, and five customers of iMapData accounted for approximately 16%, 14%, 12%, 11% and 10% of its revenues, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE G - STOCKHOLDERS' EQUITY

      Private Placement of Equity

      On February 5, 2002, the Company completed a private placement of common stock and warrants to purchase common stock. During the six months ended June 30, 2002, the Company received net proceeds of $250,508 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company's common stock at various prices ranging from $1.152 to $3.00 per share. The warrants are exercisable for five years. The Company will use the funds for working capital purposes and possible future acquisitions. No value was assigned to the warrants upon issuance.

NOTE H - SALE OF MINORITY INTEREST

      On February 12, 2001, iMapData sold 3,000,000 shares of its Series A Convertible Preferred Stock representing a 27.27% interest in iMapData to an investor group for $3,000,000. As part of the stock purchase agreement, two members of the investor group were elected to the Board of Directors of iMapData. Concurrently, two officers of iMapData each acquired a 2.5% interest in iMapData in exchange for an aggregate of 100,000 shares of the Company's common stock. As a result, the Company has recorded treasury stock with a value of $3.125 per share (the closing price of the common stock of the Company on February 12, 2001). The stock purchase agreement requires iMapData to issue additional shares of Series A Preferred Stock to the investor group in the event that iMapData does not attain certain gross revenue thresholds for the fiscal years ended December 31, 2001 and 2002. For the year ended December 31, 2001, iMapdata did not meet the revenue threshold, and, accordingly, 692,300 shares of Series A Preferred Stock have been issued to the minority stockholders as of January 1, 2002. The number of additional shares of iMapData that may be issued if iMapData fails to attain the 2002 threshold is 1,107,690 preferred shares.

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

      iMAPDATA

      Segment information of iMapData as of June 30, 2002 and 2001and the six and three month periods then ended, is as follows:

                                Six Months                   Three Months
                                ----------                   ------------
                            2002           2001           2002           2001
                         ----------     ----------     ----------     ----------
Revenues                 $  999,000     $  752,000     $  489,000     $  443,000
Operating loss              652,000      1,267,000        356,000        671,000
Other income                241,000        243,000        142,000        167,000
Pretax loss                 411,000      1,024,000        214,000        504,000
Total assets              2,014,000      2,746,000      2,014,000      2,746,000

      WILLEY BROTHERS

      Segment information of Willey Brothers as of June 30, 2002 and the six and three month periods then ended, and for the period from January 16, 2001 (date of acquisition) to June 30, 2001, and the six and three month periods then ended, is as follows:

                                    Six Months                     Three Months
                                    ----------                     ------------
                               2002             2001           2002             2001
                           ------------     -----------    ------------     -----------
Revenues                   $ 15,434,000     $20,374,000    $  9,581,000     $10,433,000
Operating income (loss)      (3,184,000)        989,000         120,000         437,000
Interest expense                803,000         501,000         406,000         278,000
Other income                    167,000          35,000         148,000          12,000
Pretax income (loss)         (3,820,000)        523,000        (138,000)        171,000
Total assets                 43,908,000      40,755,000      43,908,000      40,755,000

                   BrandPartners Group, Inc. and Subsidiaries

NOTE I - SEGMENT INFORMATION (CONTINUED)

      The reconciliation of the pretax loss of the reportable segments to the consolidated loss before income taxes and cumulative effect of change in accounting principle is as follows:

                                                        Six Months                 Three Months
                                                        ----------                 ------------
                                                     2002          2001          2002         2001
                                                  ----------    ----------    ----------    --------
Total operating loss for reportable segments      $3,836,000    $  278,000    $  236,000    $234,000
Interest expense for reportable segments             803,000       501,000       406,000     278,000
Other income for reportable segments                 408,000       278,000       290,000     179,000
Corporate expenses
    General and administrative expense             1,811,000     1,277,000       990,000     355,000
    Interest expense, net                            426,000       440,000       218,000     220,000
    Other                                            319,000        13,000       314,000      13,000
                                                  ----------    ----------    ----------    --------
Loss before income taxes and cumulative effect
of change in accounting principle                 $6,149,000    $2,205,000    $1,246,000    $895,000
                                                  ==========    ==========    ==========    ========

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

      On April 6, 2001, the Company issued 25,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share (the closing price of the stock on March 1, 2001). Consulting expense, common stock, and additional paid in capital were increased for the transaction

NOTE K - RELATED PARTY TRANSACTIONS

      On February 1, 2002, a subsidiary of the Company advanced $78,000 to two officers of the subsidiary. The principal amount is due and payable in two equal installments on September 30, 2002 and December 31, 2002 and bears interest at the rate for Federal short-term debt instruments. At June 30, 2002, this interest rate was 2.66%.

      On April 3, 2002, the note of one of the officers was repaid in full with interest.

                   BrandPartners Group, Inc. and Subsidiaries

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

      Potential common shares which would be antidilutive that were excluded from the computation of diluted loss per share consisted of stock options, warrants and convertible securities outstanding of 3,130,000 and 3,105,000 for the six and three months ending June 30, 2002 and 3,055,500 for both the six and three months ending June 30, 2001.

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

                   BrandPartners Group, Inc. and Subsidiaries

NOTE M - (CONTINUED)

      Net loss and basic and diluted (loss) per share for the six and three months ended June 30, 2002 and 2001 are set forth below as if accounting for goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of the previously reported net loss and (loss) per share represents the amortization of goodwill.

      Reconciliation of net loss and (loss) per share




      NET LOSS
                                                         Six Months                          Three Months
                                                June 30, 2002      June 30, 2001     June 30, 2002    June 30, 2001
                                               --------------     --------------     -------------    --------------
Reported loss before cumulative
   effect of change in accounting
   principle                                   $    6,299,000     $    2,238,000     $  1,439,000     $      902,000
Add back goodwill amortization, net of tax                 --          1,499,000               --            835,000
Cumulative effect of change in accounting
   Principle                                          186,000                 --               --                 --
                                               --------------     --------------     ------------     --------------
Adjusted net loss                              $    6,485,000     $      739,000     $  1,439,000     $       67,000
                                               ==============     ==============     ============     ==============

      (LOSS) PER SHARE
        - BASIC AND DILUTED:

Reported (loss) before cumulative
   effect of change in accounting
   principle, per share                        $        (0.35)    $        (0.17)    $      (0.08)    $        (0.07)
Add back goodwill amortization, net of tax,
   per share                                               --               0.12               --               0.06
Cumulative effect of change in accounting
   Principle, per share                                 (0.01)                --               --                 --
                                               --------------     --------------     ------------     --------------
Adjusted net (loss) per share                  $        (0.36)    $        (0.05)    $      (0.08)    $        (0.01)
                                               ==============     ==============     ============     ==============

Weighted average shares - basic and diluted        18,001,823         12,946,280       18,063,553         13,073,980
                                               ==============     ==============     ============     ==============

                   BrandPartners Group, Inc. and Subsidiaries

NOTE N - COMMITMENTS AND CONTINGENCIES

Litigation

A Verified Amended Complaint (the "Complaint") was filed in the Supreme Court of the State of New York, County of New York, on January 15, 2002, in connection with an action entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation (Index No. 111385/98). The Complaint seeks a declaration that plaintiffs were entitled to exercise warrants issued to them by the Company in 1993 to purchase an aggregate of 1,698,904 shares of the common stock of the Company at $.10 per share in accordance with their terms, without adjustment for a one-for-five reverse stock split declared by the Company in 1996, and damages in the amount of approximately $28 million. The Company served a Verified Answer to the Complaint, including affirmative defenses, on March 8, 2002. The Complaint was filed subsequent to a decision of the Court of Appeals of the State of New York reinstating Plaintiffs' claim for a declaration that they were entitled to exercise the warrants in accordance with their terms, which claim had previously been dismissed by the New York County Supreme Court, whose dismissal was affirmed by the Appellate Division, First Department. The Company plans to litigate the matter vigorously and believes that it has substantial defenses to the claims and damages sought; at this time, however, no assurances can be made as to what effect, if any, this matter will have on the Company or its financial position, which effect could be material.

NOTE O - REDUCTION IN WORKFORCE

During the six months ended June 30, 2002, the Company's Willey Brothers subsidiary recorded a charge, primarily for severance and termination benefits, of approximately $337,000, relating to a reduction in workforce of 37 employees and was the result of aligning Willey's workforce with market demands for services and products. All of the affected employees have been terminated and are no longer employed by Willey Brothers. A charge of $151,000 and $186,000 is included in selling, general and administrative expense and cost of sales respectively, at June 30, 2002. The $337,000 charge includes a reduction of $230,000 recorded in the quarter ended June 30, 2002 for the original provision recorded March 31, 2002, and is due to the actual amount expended being less than previously estimated.

NOTE P - SUBSEQUENT EVENTS

On August 12, 2002, William Grimes resigned as a member of the Board of Directors of the Company.

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

      Management's discussion and analysis of its financial condition and results of operations are based upon BrandPartners' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's annual financial statements on form 10-KSB include a summary of significant accounting policies used in the preparation of the consolidated financial statements (see Note B in the annual financial statements). The following reviews the more critical accounting policies used:

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      Revenues. Revenues decreased approximately $4,693,000, or 22%, to $16,433,000 for the six months ended June 30, 2002 from $21,126,000 for the six months ended June 30, 2001. This decrease is related to the Company's Willey Brothers subsidiary, which experienced a decline in revenues attributable in large part to a slow-down in the US economy, in general, and the financial services industry in particular.

      Cost of Revenues. Cost of revenues decreased approximately $1,076,000, or 7%, to $13,710,000 (83% of net revenues), for the six months ended June 30, 2002 from $14,786,000 (70% of net revenues) for the six months ended June 30, 2001. This decrease is attributable to the decrease in revenues. The increase in cost of revenues, as a percentage of net revenues is due primarily to a fixed component of wages and overhead in cost of revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1,859,000, or 31%, to $7,778,000 for the six months ended June 30, 2002 from $5,919,000 for the six months ended June 30, 2001. This increase is attributable to increased selling and marketing expenses, including tradeshow expenses, increased sales personnel resulting in higher selling salaries and travel expenses, higher rent expense for new sales offices and increased general and administrative expenses.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $1,384,000, or 70%, to $592,000 for the six months ended June 30, 2002 from $1,976,000 for the six months ended June 30, 2001. This decrease is primarily attributable to the cessation of goodwill amortization, of approximately $1,499,000, on January 1, 2002, in conformance with SFAS No. 142, offset by higher depreciation and amortization on fixed assets and deferred charges.

      Operating Loss. Operating loss increased approximately $4,092,000, or 263%, to $5,647,000 for the six months ended June 30, 2002, from $1,555,000 for the six months ended June 30, 2001. The increase in the operating loss is due to the factors referred to above.

      Interest Expense. Interest expense increased approximately $288,000, or 31%, to $1,229,000 for the six months ended June 30, 2002 from $941,000 for the six months ended June 30, 2001. This increase is primarily attributable to interest on a subordinated promissory note issued in October 2001.

      Other Income. Other income increased approximately $427,000, or 657%, to $492,000 for the six months ended June 30, 2002 from $65,000 for the six months ended June 30, 2001. This increase is primarily due to management fee income received from MKP, a company that was discontinued December 31, 2000 but to which the Company had the right to receive management fee income for 2001 and to a gain resulting from the valuation of a put feature on warrants issued in conjunction with a note payable.

      Loss before Minority Interest, Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before minority interest, income taxes and cumulative effect of change in accounting principle increased approximately $3,953,000, or 163%, to $6,384,000 for the six months ended June 30, 2002, from
$2,431,000 for the six months ended June 30, 2001. The increase in the loss before minority interest, income taxes and cumulative effect of change in accounting principle is due to the factors referred to above.

      Minority Interest. Minority interest increased approximately $9,000, or 4%, to $235,000 for the six months ended June 30, 2002 from $226,000 for the six months ended June 30, 2001.

      Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before income taxes and cumulative effect of change in accounting principle increased approximately $3,944,000, or 179%, to $6,149,000 for the six months ended June 30, 2002, from $2,205,000 for the six months ended June 30, 2001. The increase in the loss before income taxes and cumulative effect of change in accounting principle is due to the factors referred to above.

      Income Taxes. Income taxes increased approximately $117,000, or 355%, to $150,000 for the six months ended June 30, 2002 from $33,000 for the six months ended June 30, 2001. This increase is attributable to a change in the estimate of the recoverability of a deferred tax asset.

      Loss before Cumulative Effect of Change in Accounting Principle. Loss before cumulative effect of change in accounting principle increased approximately $4,061,000, or 181%, to $6,299,000 for the six months ended June 30, 2002, from $2,238,000 for the six months ended June 30, 2001. The increase in the loss before cumulative effect of change in accounting principle is due to the factors referred to above.

      Cumulative Effect of Change in Accounting Principle. On January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Intangible Assets", which requires the periodic evaluation of goodwill and a write down when an impairment exists. The Company's valuations of its goodwill, in compliance with SFAS No. 142, resulted in an impairment of approximately $186,000 at January 1, 2002.

      Net Loss. Net loss increased approximately $4,247,000, or 190%, to $6,485,000 for the six months ended June 30, 2002 from $2,238,000 for the six months ended June 30, 2001. The increase in the net loss is primarily due to the factors referred to above.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      Revenues. Revenues decreased approximately $806,000, or 7%, to $10,070,000 for the three months ended June 30, 2002 from $10,876,000 for the three months ended June 30, 2001. This decrease is related to the Company's Willey Brothers subsidiary, which experienced a decline in revenues attributable in large part to a slow down in the US economy, in general, and the financial services industry in particular.

      Cost of Revenues. Cost of revenues increased approximately $272,000, or 4%, to $7,727,000 (77% of net revenues), for the three months ended June 30, 2002 from $7,455,000 (69% of net revenues) for the three months ended June 30, 2001. The increase in cost of revenues, as a percentage of net revenues is due primarily to a fixed component of wages and overhead in cost of revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $542,000, or 18%, to $3,481,000 for the three months ended June 30, 2002 from $2,939,000 for the three months ended June 30, 2001. This increase is attributable to increased selling and marketing expenses, including tradeshow expenses, increased sales personnel resulting in higher selling salaries and travel expenses, higher rent expense for new sales offices, and to increased general and administrative expenses, primarily insurance costs.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $982,000, or 92%, to $89,000 for the three months ended June 30, 2002 from $1,071,000 for the three months ended June 30, 2001. This decrease is primarily attributable to the cessation of goodwill amortization, of approximately $835,000, on January 1, 2002, in conformance with SFAS No. 142.

      Operating Loss. Operating loss increased approximately $638,000, or 108%, to $1,227,000 for the three months ended June 30, 2002, from $589,000 for the three months ended June 30, 2001. The increase in the operating loss is due to the factors referred to above.

      Interest Expense. Interest expense increased approximately $126,000, or 25%, to $624,000 for the three months ended June 30, 2002 from $498,000 for the three months ended June 30, 2001. This increase is primarily attributable to interest on a subordinated promissory note issued in October 2001.

      Other Income. Other income increased approximately $424,000, or 1034%, to $465,000 for the three months ended June 30, 2002 from $41,000 for the three months ended June 30, 2001. This increase is primarily due to management fee income received from MKP, a company that was discontinued December 31, 2000 but to which the Company had the right to receive management fee income for 2001 and to a gain resulting from the valuation of a put feature on warrants issued in conjunction with a note payable.

      Loss before Minority Interest, Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before minority interest, income taxes and cumulative effect of change in accounting principle increased approximately $340,000, or 33%, to $1,386,000 for the three months ended June 30, 2002, from $1,046,000 for the three months ended June 30, 2001. The increase in the loss before minority interest, income taxes and cumulative effect of change in accounting principle is due to the factors referred to above.

      Minority Interest. Minority interest decreased approximately $10,000, or 7%, to $140,000 for the three months ended June 30, 2002 from $150,000 for the three months ended June 30, 2001.

      Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before income taxes and cumulative effect of change in accounting principle increased approximately $350,000, or 39%, to $1,246,000 for the three months ended June 30, 2002, from $896,000 for the three months ended June 30, 2001. The increase in the loss before income taxes and cumulative effect of change in accounting principle is due to the factors referred to above.

      Income Taxes. Income taxes increased approximately $187,000, or 3117%, to $193,000 for the three months ended June 30, 2002 from $6,000 for the three months ended June 30, 2001. This increase is attributable to a change in the estimate of the recoverability of a deferred tax asset.

      Net Loss. Net loss increased approximately $537,000, or 60%, to $1,439,000 for the three months ended June 30, 2002, from $902,000 for the three months ended June 30, 2001. The increase in the net loss is due to the factors referred to above.

RECENT ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of long-lived assets. The standard is effective for fiscal years beginning after June 30, 2002. The Company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. This supersedes SFAS No. 121, while retaining many of the requirements of such statement. It further defines conditions necessary for assets to be considered held for sale. Its adoption on January 1, 2002 did not have a material effect on the financial statements.

      On April 30, 2002 the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

      On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2002, the Company had negative working capital (current assets less current liabilities) of $5,182,000, stockholders' equity of $14,600,000 and a working capital ratio (current assets to current liabilities) of approximately .79:1. At December 31, 2001 the Company had working capital of $7,104,000, stockholders' equity of $20,809,000 and a working capital ratio of approximately 1.58:1. As of June 30, 2002 and December 31, 2001 the Company had unrestricted cash and cash equivalents of $1,868,000 and $5,669,000, respectively. As of June 30, 2002 the Company had restricted cash of $4,000,000. The Company conducts its operations through its subsidiaries and relies, in part, on cash payments from its subsidiaries to meet its operating requirements. During the first six months of 2002 the Company raised approximately $251,000 in a private placement of common stock and warrants. The offering was completed on February 5, 2002. The proceeds will be used for working capital purposes.

      For the six months ended June 30, 2002 and June 30, 2001, net cash used in operating activities was $3,247,000 and $3,767,000, respectively, net cash used in investing activities was $4,414,000 and $12,581,000 (primarily for the acquisition of Willey Brothers) respectively, and net cash provided by financing activities was $3,861,000 and $18,650,000 (primarily through long term debt and equity issuances) respectively.

            On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consists of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Credit Facility") and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of June 30, 2002, there was $6,750,000 outstanding under the Term Loan and $5,455,000 outstanding under the Credit Facility. The weighted average interest rate in effect on June 30, 2002 was 5.4653% for the Term Loan and 5.6481% for the Credit Facility. The Facility has been amended by Amendment and Waiver Agreements, dated May 21, 2001, October 22, 2001 and March 29, 2002. The Facility, as amended on March 29, 2002, expires on March 31, 2003. The amendment waives certain financial covenants for the remainder of the term, requires the payment of amendment fees, places restrictions on the use of $4,000,000 of Willey Brothers' cash and restricts the repayment of certain other obligations. While Willey Brothers is actively seeking to refinance the Facility, no assurance can be given that adequate financing will be available at all or on terms favorable to the Company. In addition, Willey Brothers believes that, based upon its current operations, it will be required to seek relief from the provisions of the Facility requiring Willey Brothers to pay to the lender certain fees on September 25, 2002. While Willey Brothers believes that, based upon the waivers and amendments to the Facility obtained by Willey Brothers during the term of the Facility, it should be able to obtain the relief sought, no assurance can be given that the lender will provide such relief. Accordingly, if Willey Brothers fails to obtain relief from certain of the provisions contained in the Facility or is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers which was pledged to the lender as security for the Facility. The Company has guaranteed 100% of the loan.

      On October 22, 2001 Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows:
12% on the accreted principal amount, payable in cash, on each March 31, June 30, September 30 and December 31; and, 4% on the accreted principal amount, added to principal (PIK amount). The balance of the note at June 30, 2002 was $4,836,000 including PIK interest of $141,000 and less the aggregate discount on notes payable of $305,000. The note matures on October 22, 2008 at which time the principal and all PIK amounts are due. The funds will be used for growth capital. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, BrandPartners issued 405,000 warrants to purchase common stock of the Company at an exercise price of $0.01. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. The Company has received a waiver from certain financial covenants through June 30, 2002 and such covenants have either been waived or amended through December 31, 2002.

      As of June 30, 2002, the Company had other long-term debt of $9,130,000, as follows. Notes payable of $9.5 million (the "Seller Notes") consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$3,750,000 notes") and two convertible promissory notes, each in the principal amount of $1,000,000 (the "$1,000,000 notes"), less the aggregate current maturities of $500,000 and aggregate discount on notes payable of $211,000 and including accrued interest of $341,000, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on June 30, 2002 was 3.49%. The principal and any accrued interest are due in one payment on October 11, 2007. The $1,000,000 notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company subject to certain conditions. Also included in long-term debt are two non-interest bearing promissory notes, totaling $100,000, payable no sooner than February 2003. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the $1,000,000 notes and each of the $3,750,000 notes, for the first three quarters of 2001 were deferred until the end of the term and resumed in the fourth quarter of 2001. In addition, the maturity date on the $1,000,000 notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $3,750,000 notes was extended to October 11, 2007 from January 11, 2007. Pursuant to the Amendment and Waiver Agreement dated March 29, 2002, and consented to by the former shareholders, no payments in respect of the Seller Notes can be made until all of the obligations are paid, in full, to the lender.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and iMapData, and the cost and availability of third-party financing. We continue to be impacted by the economic downturn in the United States, which has resulted in a decline in revenues at Willey Brothers, and by limitations and restrictions placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility and $4 million of its cash.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company's notes payable, term loan payable to the bank and revolving credit facility expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The term loan and revolving credit facility accrue interest at LIBOR plus an applicable margin or the bank's base rate plus an applicable margin. The subordinated convertible notes payable accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining the Company's revolving credit facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000 and the fair value was immaterial at June 30, 2002.

      The table below provides information on the Company's market sensitive financial instruments as of June 30, 2002.

                                                                            Weighted Average
                                              Principal Balance       Interest Rate at June 30,2002
                                              -----------------       -----------------------------
Term loan                                        $6,750,000                       5.4653%
Revolving credit facility                         5,455,000                       5.6481%
Subordinated convertible notes payable            7,500,000                       3.4900%

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

FORWARD-LOOKING STATEMENTS

      This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

      - the continued services of Messrs. Silverman and Stolarski with the Company, Mr. Kelly with Willey Brothers and Messrs. Lilley and DeFranco with iMapData;

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES

      On June 3, 2002 the Company granted an eight year option to purchase an aggregate of 50,000 shares of common stock exercisable at $.76 per share to an employee of Willey Brothers as an incentive. Of these options 20% are exercisable on June 3, 2003 and 20% each year thereafter on each June 3 through 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Stockholders of the Company was held on June 5,
      2002.

(b) At the Annual Meeting the following directors named in the Proxy Statement were elected to three year terms:

                          Terms Expiring in 2005

                          Richard Levy
                          Ronald Nash

      The names of the other directors whose terms of office continued after the 2002 Annual Meeting are set forth below:

                          Terms Expiring in 2003

                          J. William Grimes
                          William Lilley III

                          Terms Expiring in 2004

                          Jonathan F. Foster
                          Nathan Gantcher
                          Jeffrey S. Silverman
                          Edward T. Stolarksi

(c) Set forth below is a description of each matter voted on at the Company's 2002 Annual Meeting, including the voting results with respect to each such matter.

1.       Election of directors.

                                         FOR                        WITHHOLD
                                         ---                        --------
                  Richard Levy           12,320,869                 195,970
                  Ronald Nash            12,320,869                 195,970

      2. A proposal to ratify the appointment of Grant Thornton LLP as the independent certified public accountants for the Company for the year ending December 31, 2002.

                  FOR                   AGAINST           ABSTAIN           NOT VOTED
                  ---                   -------           -------           ---------
                  12,515,469            70                1,300             5,546,714

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

                        10.8 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 30, 1999), as amended by Amendment to Option Agreement, dated as of November 15, 2001, by and among Jeffrey S. Silverman and Robert Trump (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31,
                                  2002).

                        10.9 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed November 30, 1999).

                        10.10 Option Agreement dated November 17, 1999 between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 30, 1999).

                        10.11 Option Agreement dated November 17, 1999 between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 30, 1999), as amended by Amendment to Option Agreement, dated as of November 15, 2001, by and among Ronald Nash and Robert Trump (incorporated by reference to Exhibit
                                  10.11 to the Company's Quarterly Report on
                                  Form 10-QSB for the quarter ended March 31,
                                  2002).

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

                        10.21 Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation ("Fleet") and Willey Brothers, Inc., and Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001), as amended by Amendment and Waiver Agreements, dated as of May 21, 2001 and October 22, 2001, respectively, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001), as amended by Amendment and Waiver Agreement, dated as of March 29, 2002, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                                  2001), as amended by letter agreements dated
                                  April 17, 2002, May 15, 2002 and July 11,
                                  2002, between and among Fleet, Willey Brothers and the Company (filed herewith).

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

                        10.30 Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers Inc. and Corporate Mezzanine II, L.P ("CMII"); Subordinated Promissory Note, in the Principal Amount of $5,000,000, made by Willey Brothers Inc. in favor of CMII; Common Stock Purchase Warrant, dated October 22, 2001, between the Company and CMII; Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII; Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers, Inc., CMII and Fleet Capital Corporation (incorporated by reference to
                                  Exhibit 10.34 to the Company's Quarterly
                                  Report on Form 10-QSB for the quarter ended
                                  September 30, 2001), as amended by Amendment
                                  No. 1 and Waiver, dated as of May 14, 2002, and Amendment No. 2 and Waiver, dated as of August 9, 2002, by and among the Company, Willey Brothers and CMII (filed herewith).

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

                        10.33 Form of Stock Option Agreement, between the Company and each of Jeffrey S. Silverman and Edward T. Stolarski, relating to a grant of options on March 26, 2002 (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002).

                        16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed January 24, 2000).

      (b) The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2002

                                       BRANDPARTNERS GROUP, INC.


                                       By: /s/ Jeffrey S. Silverman
                                          --------------------------------------
                                           Jeffrey S. Silverman
                                           Chairman and Chief Executive Officer


                                       By: /s/ Edward T. Stolarski
                                          --------------------------------------
                                           Edward T. Stolarski
                                           Chief Financial Officer