Form 10QSB
period 2002-09-30
BRANDPARTNERS GROUP INC
filed 2002-11-14
CIK 798600

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                  OR

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

Yes X    No

The number of shares of common stock outstanding on November 12, 2002 was 18,063,553

Transitional Small Business Disclosure Format (Check One):          Yes __ No X

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets
            September 30, 2002 and December 31, 2001......................................................2

         Consolidated Statements of Operations for the Nine and Three Months
            Ended September 30, 2002 and 2001.............................................................4

         Consolidated Statement of Changes in Stockholders' Equity for
            the Nine Months Ended September 30, 2002......................................................6

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2002 and 2001.............................................................7

         Notes to Consolidated Financial Statements.......................................................8


     Item 2.  Management's Discussion and Analysis or Plan of Operation..................................26

     Item 3.  Controls and Procedures....................................................................36


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K...........................................................36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 As of September 30, 2002 and December 31, 2001




                       ASSETS                          SEPTEMBER 30, 2002        December 31, 2001
                                                       ------------------        -----------------
                                                           (UNAUDITED)
Current assets
    Cash and cash equivalents                              $   936,885              $ 5,668,685
    Restricted cash                                          4,000,000                     --
    Accounts receivable, net                                 5,123,077                6,868,454
    Costs in excess of billings                              4,642,080                3,434,747
    Inventories                                              2,317,935                2,474,087
    Prepaid expenses and other current assets                  718,448                  792,775
    Deferred income tax asset, net                                --                    104,489
                                                           -----------              -----------

         Total current assets                               17,738,425               19,343,237
                                                           -----------              -----------

Property and equipment, net of accumulated
    Depreciation                                             1,644,768                1,529,614

Goodwill, net of accumulated amortization                   27,769,359               34,557,522

Deferred financing and acquisition costs                       522,015                  709,094

Other assets                                                   253,729                  547,829
                                                           -----------              -----------

         Total assets                                      $47,928,296              $56,687,296
                                                           ===========              ===========


The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 As of September 30, 2002 and December 31, 2001




                   LIABILITIES AND STOCKHOLDERS' EQUITY                 SEPTEMBER 30, 2002        December 31, 2001
                                                                        ------------------        -----------------
                                                                            (UNAUDITED)
Current liabilities
   Revolving credit facility                                               $  4,735,604               $  1,142,352
   Accounts payable and accrued expenses                                      9,367,466                  8,559,633
   Billings in excess of costs                                                1,439,557                    393,298
   Current maturities of long-term debt                                       7,435,846                  1,613,062
   Other current liabilities                                                    930,518                    530,534
                                                                           ------------               ------------

         Total current liabilities                                           23,908,991                 12,238,879
                                                                           ------------               ------------

Loan payable to bank                                                               --                    6,500,000
Notes and interest payable                                                   14,289,153                 13,646,308
Capital lease obligations                                                        33,293                    104,495
Put warrant liability                                                           100,440                    440,438

Commitments and contingencies                                                      --                         --

Minority interest in consolidated subsidiary                                  2,581,640                  2,947,999

Stockholders' equity
    Preferred stock, $.01 par value; 20,000,000 shares
       authorized; no shares issued and outstanding                                --                         --
    Common stock - 100,000,000 shares authorized,
       $.01 par value; 18,163,553 and
       17,857,462 shares issued as of
       September 30, 2002 and December 31, 2001, respectively                   181,636                    178,575
   Additional paid-in capital                                                40,109,102                 39,841,655
   Accumulated deficit                                                      (32,963,459)               (18,898,553)
   Treasury stock                                                              (312,500)                  (312,500)
                                                                           ------------               ------------

         Total stockholders' equity                                           7,014,779                 20,809,177
                                                                           ------------               ------------

         Total liabilities and stockholders' equity                        $ 47,928,296               $ 56,687,296
                                                                           ============               ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Nine and Three Months Ended September 30, 2002 and 2001
                                   (unaudited)

                                                   Nine Months Ended September 30,        Three Months Ended September 30,
                                                  --------------------------------        --------------------------------
                                                      2002                2001*               2002                2001*
                                                  ------------        ------------        ------------        ------------
Revenues                                          $ 25,831,019        $ 27,498,601        $  9,398,194        $  6,372,606
                                                  ------------        ------------        ------------        ------------
Costs and expenses
    Cost of revenues                                20,700,737          19,600,985           6,990,453           4,815,407
    Selling, general and administrative             10,754,942           9,142,895           2,976,772           3,224,167
    Impairment of goodwill                           6,602,610                               6,602,610
    Depreciation and amortization                      731,637           3,083,940             139,822           1,107,482
                                                  ------------        ------------        ------------        ------------
         Total expenses                             38,789,926          31,827,820          16,709,657           9,147,056
                                                  ------------        ------------        ------------        ------------

         Operating loss                            (12,958,907)         (4,329,219)         (7,311,463)         (2,774,450)

         Interest expense                           (1,854,563)         (1,411,662)           (626,110)           (470,376)

Other income
    Interest income                                     57,271              95,965              11,687              30,516
    Management fee income                              312,895                --                  --                  --
    Other                                              339,998                --               206,145                --
                                                  ------------        ------------        ------------        ------------


        Total other income                             710,164              95,965             217,832              30,516
                                                  ------------        ------------        ------------        ------------

Loss before minority interest, income taxes
and cumulative effect of change in
accounting principle                               (14,103,306)         (5,644,916)         (7,719,741)         (3,214,310)

        Minority interest                              366,359             352,965             131,741             127,580
                                                  ------------        ------------        ------------        ------------

Loss before income taxes and cumulative
effect of change in accounting principle
                                                   (13,736,947)         (5,291,951)         (7,588,000)         (3,086,730)

        Income taxes                                   142,406              43,289              (8,176)             10,273
                                                  ------------        ------------        ------------        ------------

Loss before cumulative effect of change in
accounting principle                               (13,879,353)         (5,335,240)         (7,579,824)         (3,097,003)

        Impairment of goodwill                         185,553                --                  --                  --
                                                  ------------        ------------        ------------        ------------


         NET LOSS                                 $(14,064,906)       $ (5,335,240)       $ (7,579,824)       $ (3,097,003)

Beneficial conversion on preferred stock                                 2,475,000                               2,475,000

Net loss applicable to common stockholders        $(14,064,906)       $ (7,810,240)       $ (7,579,824)       $ (5,572,003)
                                                  ------------        ------------        ------------        ------------

Basic and diluted (loss) per share
    Loss before cumulative effect of change
    in accounting principle                       $      (0.75)       $      (0.59)       $      (0.41)       $      (0.40)
    Impairment of goodwill                               (0.01)               --                  --                  --
                                                  ------------        ------------        ------------        ------------

    Basic and diluted                             $      (0.76)       $      (0.59)       $      (0.41)       $      (0.40)
                                                  ------------        ------------        ------------        ------------

    Weighted-average shares outstanding             18,427,626          13,313,570          18,468,553          14,036,792
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

                   BrandPartners Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                           Common stock        Additional                     Treasury stock
                                   -------------------------    paid-in    Accumulated  --------------------------
                                       Shares          $        capital      deficit        Shares           $          Total
                                   ------------ ------------ ------------ ------------  ------------  ------------  ------------
Balance at January 1, 2002           17,857,462 $    178,575 $ 39,841,655 $(18,898,553)     (100,000) $   (312,500) $ 20,809,177

Shares issued in Private Placement      285,258        2,853      242,655                                                245,508

Shares issued for services               20,833          208       24,792                                                 25,000


Net loss                                   --           --           --    (14,064,906)         --            --     (14,064,906)
                                   ------------ ------------ ------------ ------------  ------------  ------------  ------------
BALANCE AT SEPTEMBER 30, 2002        18,163,553 $    181,636 $ 40,109,102 $(32,963,459)     (100,000) $   (312,500) $  7,014,779
                                   ============ ============ ============ ============  ============  ============  ============



The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the Nine Months ended September 30,
                                   (unaudited)

                                                                                          2002                       2001*
                                                                                      ------------               ------------
Cash flows from operating activities
        Net loss                                                                      $(14,064,906)              $ (5,335,240)
  Adjustments to reconcile net loss to cash used in operating activities
      Depreciation and amortization                                                        731,637                  3,083,940
      Amortization of discount on notes payable                                            300,435                    204,607
      Impairment of goodwill                                                             6,788,163                       --
      Unrealized gain on derivative transaction                                           (339,998)                      --
      Bad debt provision (recovery)                                                         25,599                   (122,449)
      Loss on disposal of fixed assets                                                        --                       13,691
      Minority interest                                                                   (366,359)                  (352,965)
      Non-cash compensation                                                                310,000                    714,958
      Allowance for obsolete inventory                                                     123,750                       --
      Changes in operating assets and liabilities, net of effects from acquisitions
         Accounts receivable                                                             1,719,778                  4,348,272
         Costs and estimated earnings in excess of billings                             (1,207,333)                  (739,741)
         Inventories                                                                        32,402                    790,302
         Security deposits                                                                    --                      (47,836)
         Prepaid expenses and other current assets                                        (173,873)                  (359,495)
         Other assets                                                                        2,284                   (107,613)
         Accounts payable and accrued expenses                                             807,833                 (4,822,742)
         Other liabilities                                                                 399,984                    666,784
         Billings in excess of costs                                                     1,046,259                 (1,425,955)
         Interest payable - long term                                                      342,410                    157,866
         Income taxes                                                                      104,489                       --
                                                                                      ------------               ------------

       Net cash used in operating activities                                            (3,417,446)                (3,333,616)
                                                                                      ------------               ------------


Cash flows from investing activities
  Acquisition of equipment                                                                (357,896)                  (322,144)
  Proceeds from sale of MKP                                                                   --                    2,000,000
  Acquisition of Willey Brothers, net of cash acquired                                        --                  (14,622,230)
  Restricted cash                                                                       (4,000,000)                      --
  Proceeds from sale of fixed assets                                                          --                       75,350
  Loan to officers                                                                         (78,000)                      --
                                                                                      ------------               ------------
       Net cash used in investing activities                                            (4,435,896)               (12,869,024)
                                                                                      ------------               ------------
Cash flows from financing activities
  Net borrowings on credit facility                                                      3,593,252                  3,070,378
  Proceeds from long-term debt                                                                --                    8,000,000
  Proceeds from sale of common stock, net                                                  245,508                       --
  Proceeds from exercise of stock options/warrants                                            --                      150,000
  Proceeds from sale of minority interest in iMapData.com, Inc., net                          --                    2,930,800
  Proceeds from repayment of loan to officers                                               31,200                       --
  Proceeds from sale of preferred stock                                                       --                    4,125,000
  Repayment of long-term debt                                                             (748,418)                  (575,780)
                                                                                      ------------               ------------

       Net cash provided by financing activities                                         3,121,542                 17,700,398
                                                                                      ------------               ------------

       NET INCREASE (DECREASE) IN CASH                                                  (4,731,800)                 1,497,758

Cash and cash equivalents, beginning of period                                           5,668,685                    203,643
                                                                                      ------------               ------------

Cash and cash equivalents, end of period                                              $    936,885               $  1,701,401
                                                                                      ============               ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for
      Interest                                                                        $    908,239               $    738,766
                                                                                      ============               ============
      Taxes                                                                           $    217,594               $    466,205
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

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of income for the nine and three months ended September 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year.

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

                   BrandPartners Group, Inc. and Subsidiaries

NOTE A - (CONTINUED)

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third-party financing. We have been impacted by the economic downturn in the United States, which has resulted in a decline in revenues at Willey Brothers for the nine months ended September 30, 2002, and by limitations and restrictions placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility and $4 million of its cash (see Note "D"). The revolving credit facility and term loan (the "Facility") at Willey Brothers expire in March 2003. Willey Brothers is actively seeking to refinance the Facility, however, we can offer no assurance that adequate financing will be available at all or on terms favorable to Willey Brothers or the Company. If Willey Brothers is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers which was pledged to the lender as security for the Facility. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations.

      On October 31, 2002, the Company disposed of its majority interest in its subsidiary, iMapData.com, Inc., for $2,000,000, through a sale to iMapData's minority shareholders. At closing the Company received cash of $450,000 and a note in the amount of $1,550,000 with a due date of November 21, 2002. The proceeds will be used for working capital purposes. The Company believes that with this sale and the anticipated refinancing of the Willey Brothers facility, it has sufficient working capital for the conduct of its business over the next twelve months.

                   BrandPartners Group, Inc. and Subsidiaries

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
                                                                                             ===========

      Accumulated amortization at September 30, 2002 and December 31, 2001 was $2,738,265, respectively (see Note "M").

      The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $2,400,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey Brothers' compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. As of September 30, 2002 the Company had a liability of $500,000 related to the year 2001. As of September 30, 2002 the Company has not recorded a provision for the current year since Willey Brothers has not reached the level of profitability which is required for the payment of the Earn-Out. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

      Pursuant to an Amendment and Waiver Agreement, dated March 29, 2002, with the commercial lender, and consented to by the former shareholders, no payments in respect of the Earn-Out can be made until all of the obligations are repaid, in full, to the lender (See Note D).

                   BrandPartners Group, Inc. and Subsidiaries

NOTE C (CONTINUED)

Unaudited pro forma operating results for the nine months ended
September 30, 2001, for the Company, assuming the acquisition of Willey Brothers occurred on January 1, 2000, are as follows:

                                     Nine months ended September 30,
                                     -------------------------------
                                                  2001
                                              ------------
    Revenues                                  $ 28,556,000
    Net loss                                     5,718,000
    Beneficial Conversion on
      Preferred Stock                            2,475,000

    Basic and diluted (loss) per
    share:                                    $      (0.62)
                                              ============

                   BrandPartners Group, Inc. and Subsidiaries

NOTE D - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

      On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on September 30, 2002 was 5.4468% for the term loan and 5.3650% for the revolving credit facility. As of September 30, 2002, the outstanding balances under the term loan and the revolving credit facility were $6,750,000 and $4,736,000, respectively. The Facility has been amended by Amendment and Waiver Agreements, dated May 21, 2001, October 22, 2001 and March 29, 2002 and by an Amendment Agreement dated September 25, 2002. The Facility, as amended on March 29, 2002, expires on March 31, 2003. The various amendments waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the credit facility, place restrictions on the use of $4,000,000 of Willey Brothers' cash and restrict the payments of certain other obligations. The September 25, 2002 amendment increased the availability under the revolving credit facility and extended the payment terms for the amendment fee. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The facility is guaranteed by the Company.

      The maturities on the term loan payable are as follows:

Year ending December 31, 2002
-----------------------------
2002                                          $  250,000
2003                                           6,500,000
                                              ----------
                                              $6,750,000
                                              ==========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at September 30, 2002 and December 31, 2001:

                                                              2002                       2001
                                                          ------------               ------------
               Notes payable (1) (2)                      $ 14,500,000               $ 14,500,000
               Discount on notes payable                      (409,915)                  (710,350)
               Notes payable to stockholders                   200,000                    200,000
               Interest payable                                599,068                    256,658
               Less current maturities                        (600,000)                  (600,000)
                                                          ------------               ------------
                                                          $ 14,289,153               $ 13,646,308
                                                          ============               ============

      Notes payable of $14.5 million consist of the following at September 30, 2002:

      (1) Two subordinated convertible promissory notes totaling $7,500,000, and two convertible promissory notes, totaling $2,000,000 (collectively the "Seller Notes"). The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of September 30, 2002 was 3.36%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The $2.0 million principal notes are convertible into common stock of the Company at $3.00 per share. The aggregate beneficial conversion of the $2.0 million notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the Seller Notes, for the first three quarters of 2001 were deferred and regularly scheduled payments resumed in the fourth quarter of 2001. In addition, the maturity date on each of the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on each of the $7.5 million notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver Agreement dated March 29, 2002, with the commercial lender and consented to by the former shareholders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the lender.

      (2) A subordinated promissory note in the principal amount of $5,000,000 issued to a third party. The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (PIK amount). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. The Company has received a waiver from such certain financial covenants through September 30, 2002 and such covenants have either been waived or amended through December 31, 2002.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E (CONTINUED)

      Concurrently and in connection with the issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the warrants totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income or loss. At September 30, 2002 an unrealized gain of $340,000 was recorded to account for the change in the fair value of the put warrant liability since December 31, 2001.

      Notes payable to stockholders consist of the following as of September 30, 2002 and December 31, 2001:

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
                                                    =========               =========


NOTE F - SIGNIFICANT CUSTOMERS

      For the nine months ended September 30, 2002, two customers of Willey Brothers accounted for approximately 12%, and 11% of its revenues, respectively, and three customers of iMapData accounted for approximately 38%, 11%, and 11% of its revenues, respectively. As a percentage of consolidated revenues, two customers of Willey Brothers accounted for approximately 11% and 10% of consolidated revenues, for the nine months ended September 30, 2002, respectively. For the three months ended September 30, 2002, three customers of Willey Brothers accounted for approximately 15%, 13%, and 10% of its revenues, respectively, and two customers of iMapData accounted for approximately 39%, and 24% of its revenues, respectively. As a percentage of consolidated revenues two customers of Willey Brothers accounted for approximately 14% and 12% of consolidated revenues, for the three months ended September 30, 2002, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE F - (CONTINUED)

      For the nine months ended September 30, 2001, three customers of Willey Brothers accounted for approximately 17%, 13%, and 11% of its revenues, respectively, and two customers of iMapData accounted for approximately 17% and 15% of its revenues, respectively. As a percentage of consolidated revenues, three customers of Willey Brothers accounted for approximately 16%, 12% and 11% of consolidated revenues, for the nine months ended September 30, 2001, respectively. For the three months ended September 30, 2001, two customers of Willey Brothers accounted for approximately 14% and 12% of its revenues, respectively, and four customers of iMapData accounted for approximately 41%, 20%, 19%, and 11% of its revenues, respectively. As a percentage of revenues, two customers of Willey Brothers accounted for approximately 13% and 11% of consolidated revenues, for the three months ended September 30, 2001, respectively.

NOTE G - STOCKHOLDERS' EQUITY

      Private Placement of Equity

      On February 5, 2002, the Company completed a private placement of common stock and warrants to purchase common stock. During the nine months ended September 30, 2002, the Company received net proceeds of $245,508 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company's common stock at various prices ranging from $1.152 to $3.00 per share. During the fourth quarter of 2001 and in connection with this private placement, the Company received net proceeds of $2,866,526 and issued 2,702,268 shares of common stock and common stock purchase warrants to acquire an additional 4,728,959 shares of the Company's common stock at various prices ranging from $1.056 to $3.00 per share. The warrants are exercisable for five years. The Company has used the funds for working capital purposes. No value was assigned to the warrants upon issuance.

NOTE H - SALE OF MINORITY INTEREST

      On February 12, 2001, iMapData sold 3,000,000 shares of its Series A Convertible Preferred Stock representing a 27.27% interest in iMapData to an investor group for $3,000,000. As part of the stock purchase agreement, two members of the investor group were elected to the Board of Directors of iMapData. Concurrently, two officers of iMapData each acquired a 2.5% interest in iMapData in exchange for an aggregate of 100,000 shares of the Company's common stock. As a result, the Company has recorded treasury stock with a value of $3.125 per share (the closing price of the common stock of the Company on February 12, 2001). The stock purchase agreement requires iMapData to issue additional shares of Series A Preferred Stock to the investor group in the event that iMapData does not attain certain gross revenue thresholds for the fiscal years ended December 31, 2001 and 2002. For the year ended December 31, 2001, iMapdata did not meet the revenue threshold, and, accordingly, 692,300 shares of Series A
      Preferred Stock were issued to the minority stockholders as of January 1, 2002. The Company sold its majority interest in iMapData on October 31, 2002, for $2,000,000 (see Note "P").

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

      IMAPDATA

      Segment information of iMapData as of September 30, 2002 and 2001 and the nine and three month periods then ended, is as follows:

                              Nine Months                        Three Months
                     -----------------------------       -----------------------------
                         2002              2001              2002              2001
                     -----------       -----------       -----------       -----------
Revenues             $ 1,654,000       $ 1,183,000       $   655,000       $   431,000
Operating loss         7,435,000         1,517,000         6,783,000           475,000
Other income             374,000           310,000           134,000            14,000
Pretax loss            7,061,000         1,486,000         6,649,000           461,000
Total assets           5,280,000        12,822,000         5,280,000        12,822,000


      WILLEY BROTHERS

      Segment information of Willey Brothers as of September 30, 2002 and the nine and three month periods then ended, and for the period from January 16, 2001 (date of acquisition) to September 30, 2001, and the nine and three month periods then ended, is as follows:

                                Nine Months                        Three Months
                       -----------------------------       -----------------------------
                           2002              2001              2002              2001
                       -----------       -----------       -----------       -----------
Revenues               $24,177,000       $26,316,000       $ 8,743,000       $ 5,942,000
Operating loss           3,505,000           602,000           321,000         1,591,000
Interest expense         1,207,000           742,000           405,000           241,000
Other income               383,000            50,000           216,000            15,000
Pretax loss              4,329,000         1,294,000           510,000         1,817,000
Total assets            42,907,000        36,849,000        42,907,000        36,849,000

                   BrandPartners Group, Inc. and Subsidiaries

NOTE I - SEGMENT INFORMATION (CONTINUED)

      The reconciliation of the pretax loss of the reportable segments to the consolidated loss before income taxes and cumulative effect of change in accounting principle is as follows:

                                                                           Nine Months                         Three Months
                                                                  -----------------------------       -----------------------------
                                                                      2002              2001              2002              2001
                                                                  -----------       -----------       -----------       -----------

Total operating loss for reportable segments                      $10,940,000       $ 2,119,000       $ 7,104,000       $ 2,066,000
Interest expense for reportable segments                            1,207,000           742,000           405,000           241,000
Other income for reportable segments                                  757,000            81,000           350,000            29,000
Corporate expenses

    General and administrative expense                              2,019,000         1,857,000           208,000           582,000
    Interest expense, net                                             647,000           670,000           221,000           230,000
    Other                                                             319,000            15,000              --               3,000
                                                                  -----------       -----------       -----------       -----------
Loss before income taxes and cumulative effect of change in
accounting principle                                              $13,737,000       $ 5,292,000       $ 7,588,000       $ 3,087,000
                                                                  ===========       ===========       ===========       ===========

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

                  BrandPartners Group, Inc. and Subsidiaries

NOTE J - (CONTINUED)

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

   NOTE K - RELATED PARTY TRANSACTIONS

   On February 1, 2002, a subsidiary of the Company advanced $78,000 to two officers of the subsidiary. The principal amount is due and payable in one installment on December 31, 2002 and bears interest at the rate for Federal short-term debt instruments. At September 30, 2002, this interest rate was 2.66%.

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

   Potential common shares, which would be antidilutive, that were excluded from the computation of diluted loss per share consisted of stock options, warrants and convertible securities outstanding of 2,650,000 for the nine months ending September 30, 2002 and 3,455,500 and 2,958,500 for the nine and three months ending September 30, 2001. There were no potentially dilutive shares for the three months ending September 30, 2002

                  BrandPartners Group, Inc. and Subsidiaries

   NOTE M - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

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

                  BrandPartners Group, Inc. and Subsidiaries

NOTE M - (CONTINUED)

Net loss and basic and diluted (loss) per share for the nine and three months ended September 30, 2002 and 2001 are set forth below as if accounting for goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of the previously reported net loss and (loss) per share represents the amortization of goodwill.

Reconciliation of net loss and (loss) per share

NET LOSS

                                                            Nine Months                              Three Months
                                            September 30, 2002   September 30, 2001    September 30, 2002    September 30, 2001
                                            ------------------   ------------------    ------------------    ------------------
Reported loss before cumulative
   effect of change in accounting
   principle                                  $ 13,879,000          $  5,335,000          $  7,580,000          $    3,097,000
Beneficial conversion on
   preferred stock                                                     2,475,000                    --               2,475,000
Add back goodwill amortization, net of tax                             2,334,000                    --                 835,000
Cumulative effect of change in
   accounting principle                            186,000                    --                    --                      --
                                              ------------          ------------          ------------          --------------
Adjusted net loss                             $ 14,065,000          $  5,476,000          $  7,580,000          $    4,737,000
                                              ============          ============          ============          ==============


(LOSS) PER SHARE
      - BASIC AND DILUTED:


Reported loss before cumulative
   effect of change in accounting
   principle, per share                       $      (0.75)         $      (0.59)         $      (0.41)         $        (0.40)
Add back goodwill amortization,
   net of tax, per share                                --                  0.18                    --                    0.06
Cumulative effect of change in
   Accounting principle, per share                   (0.01)                   --                    --                      --
                                              ------------          ------------          ------------          --------------
Adjusted net loss per share                   $      (0.76)         $      (0.41)         $      (0.41)         $        (0.34)
                                              ============          ============          ============          ==============
Weighted average shares - basic and diluted     18,427,626            13,313,570            18,468,553              14,036,792
                                              ============          ============          ============          ==============

                  BrandPartners Group, Inc. and Subsidiaries

NOTE N - COMMITMENTS AND CONTINGENCIES

LITIGATION

A Verified Amended Complaint (the "Complaint") was filed in the Supreme Court of the State of New York, County of New York, on January 15, 2002, in connection with an action entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation (Index No. 111385/98). The Complaint seeks a declaration that plaintiffs were entitled to exercise warrants issued to them by the Company in 1993 to purchase an aggregate of 1,698,904 shares of the common stock of the Company at $.10 per share in accordance with their terms, without adjustment for a one-for-five reverse stock split declared by the Company in 1996, and damages in the amount of approximately $28 million. The Company served a Verified Answer to the Complaint, including affirmative defenses, on March 8, 2002. The Complaint was filed subsequent to a decision of the Court of Appeals of the State of New York reinstating Plaintiffs' claim for a declaration that they were entitled to exercise the warrants in accordance with their terms, which claim had previously been dismissed by the New York County Supreme Court, whose dismissal was affirmed by the Appellate Division, First Department. The Company plans to litigate the matter vigorously and believes that it has substantial defenses to the claims and damages sought; at this time, however, no assurances can be made as to what effect, if any, this matter will have on the Company or its financial position, which effect could be material. The case was heard October 17, 2002 and the Company expects a ruling in the early part of 2003.

NOTE O - REDUCTION IN WORKFORCE

During the nine and three months ended September 30, 2002, the Company's Willey Brothers subsidiary recorded a charge, primarily for severance and termination benefits, of approximately $427,000 and $90,000 respectively, relating to a reduction in workforce of 53 employees and was the result of aligning Willey's workforce with market demands for services and products. All of the affected employees have been terminated and are no longer employed by Willey Brothers. The charge of $427,000 is included in selling, general and administrative expense at September 30, 2002, and includes a reduction of $230,000, recorded in the quarter ended June 30, 2002, for the original provision recorded March 31, 2002, and is due to the actual amount expended being less than previously estimated. There is no remaining liability at September 30, 2002.

                  BrandPartners Group, Inc. and Subsidiaries

NOTE P - SUBSEQUENT EVENTS

On October 31, 2002, the Company disposed of its majority interest in its subsidiary, iMapData.com, Inc., for $2,000,000, through a sale to iMapData's minority shareholders. At closing the Company received cash of $450,000 and a note in the amount of $1,550,000, due November 21, 2002. The Company recorded an impairment of $6,603,000 at September 30, 2002. The major classes of assets and liabilities, of iMapData, at September 30, 2002 and December 31, 2001 are as follows:


                              9/30/2002     12/31/2001
                              ---------     ----------

Current Assets               $1,555,000     $2,058,000
Property, Plant and
Equipment                       133,000        174,000
Other Assets                  3,593,000     10,385,000
Current Liabilities             675,000        399,000
Notes Payable to
Stockholders                    100,000        100,000

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. Revenues decreased approximately $1,668,000, or 6%, to $25,831,000 for the nine months ended September 30, 2002 from $27,499,000 for the nine months ended September 30, 2001. This decrease is related to the Company's Willey Brothers subsidiary, which experienced a decline in revenues attributable to a slow-down in the US economy.

      Cost of Revenues. Cost of revenues increased approximately $1,100,000, or 6%, to $20,701,000 (80% of net revenues), for the nine months ended September 30, 2002 from $19,601,000 (71% of net revenues) for the nine months ended September 30, 2001. This increase is primarily attributable to a shift in product mix weighted towards lower margin products resulting from shifts in market demands for the Company's products and services and to higher costs primarily for consultants and increased rent expense.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $1,612,000, or 18%, to $10,755,000 for the nine months ended September 30, 2002 from $9,143,000 for the nine months ended September 30, 2001. This increase is primarily attributable to a restructuring charge of approximately $427,000, to amendment fees of approximately $560,000 related to the amendment of the Company's debt agreement, approximately $400,000 in unauthorized payments by the Company's deceased, former Chairman and Chief Executive Officer to himself and to increased selling and marketing expenses.

      Impairment of Goodwill. Impairment of Goodwill was approximately $6,603,000 for the nine months ended September 30, 2002 and is related to the sale of the Company's majority interest in its subsidiary, iMapData.com, Inc., on October 31, 2002. The impairment is based upon a selling price of $2,000,000 for the Company's interest in iMapData.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $2,353,000, or 76%, to $731,000 for the nine months ended September 30, 2002 from $3,084,000 for the nine months ended September 30, 2001. This decrease is primarily attributable to the cessation of goodwill amortization, of approximately $2,334,000, on January 1, 2002, in conformance with SFAS No. 142.

      Operating Loss. Operating loss increased approximately $8,630,000, or 199%, to $12,959,000 for the nine months ended September 30, 2002, from $4,329,000 for the nine months ended September 30, 2001. The increase in the operating loss is primarily due to the impairment charge and to the factors referred to above.

      Interest Expense. Interest expense increased approximately $442,000, or 31%, to $1,854,000 for the nine months ended September 30, 2002 from $1,412,000 for the nine months ended September 30, 2001. This increase is attributable to interest on a subordinated promissory note issued in October 2001 and to increased borrowings under the credit facility offset by lower interest rates.

      Other Income. Other income increased approximately $614,000, or 640%, to $710,000 for the nine months ended September 30, 2002 from $96,000 for the nine months ended September 30, 2001. This increase is primarily due to management fee income received from MKP, a company that was discontinued December 31, 2000 but to which the Company had the right to receive management fee income for 2001 and to an unrealized gain resulting from the valuation of a put feature on warrants issued in conjunction with a note payable.

      Loss before Minority Interest, Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before minority interest, income taxes and cumulative effect of change in accounting principle increased approximately $8,458,000, or 150%, to $14,103,000 for the nine months ended September 30, 2002, from $5,645,000 for the nine months ended September 30, 2001. The increase in the loss before minority interest, income taxes and cumulative effect of change in accounting principle is primarily due to the impairment charge and to the factors referred to above.

      Minority Interest. Minority interest increased approximately $13,000, or 4%, to $366,000 for the nine months ended September 30, 2002 from $353,000 for the nine months ended September 30, 2001.

      Loss before Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before income taxes and cumulative effect of change in accounting principle increased approximately $8,445,000, or 160%, to $13,737,000 for the nine months ended September 30, 2002, from $5,292,000 for the nine months ended September 30, 2001. The increase in the loss before income taxes and cumulative effect of change in accounting principle is primarily due to the impairment charge and to the factors referred to above.

      Income Taxes. Income taxes increased approximately $99,000, or 230%, to $142,000 for the nine months ended September 30, 2002 from $43,000 for the nine months ended September 30, 2001. This increase is attributable to a change in the estimate of the recoverability of a deferred tax asset.

      Loss before Cumulative Effect of Change in Accounting Principle. Loss before cumulative effect of change in accounting principle increased approximately $8,544,000, or 160%, to $13,879,000 for the nine months ended September 30, 2002, from $5,335,000 for the nine months ended September 30, 2001. The increase in the loss before cumulative effect of change in accounting principle is primarily due to the impairment charge and to the factors referred to above.

      Cumulative Effect of Change in Accounting Principle. On January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Intangible Assets", which requires the periodic evaluation of goodwill and a write down when an impairment exists. The Company's valuations of its goodwill, in compliance with SFAS No. 142, resulted in an impairment of approximately $186,000 at January 1, 2002.

         Net Loss. Net loss increased approximately $8,730,000, or 164%, to $14,065,000 for the nine months ended September 30, 2002 from $5,335,000 for the nine months ended September 30, 2001. The increase in the net loss is primarily due to the impairment charge and to the factors referred to above.



THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. Revenues increased approximately $3,025,000, or 47%, to $9,398,000 for the three months ended September 30, 2002 from $6,373,000 for the three months ended September 30, 2001. This increase is primarily due to an increase in sales of the Company's Willey Brothers subsidiary and is due to an increase in orders in the third quarter of 2002.

      Cost of Revenues. Cost of revenues increased approximately $2,175,000, or 45%, to $6,990,000 (74% of net revenues), for the three months ended September 30, 2002 from $4,815,000 (76% of net revenues) for the three months ended September 30, 2001. The increase in cost of revenues is due to an increase in revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $247,000, or 8%, to $2,977,000 for the three months ended September 30, 2002 from $3,224,000 for the three months ended September 30, 2001. This decrease is attributable to decreased general and administrative expenses of the parent company, primarily consulting and legal expenses offset by an increase in the restructuring charge, amendment fee expenses and approximately $164,000 of unauthorized payments by the Company's deceased, former, Chairman and Chief Executive Officer to himself.

      Impairment of Goodwill. Impairment of Goodwill was approximately $6,603,000 for the three months ended September 30, 2002 and is related to the sale of the Company's majority interest in its subsidiary, iMapData.com, Inc., on October 31, 2002. The impairment is based upon a selling price of $2,000,000 for the Company's interest in iMapData.

      Depreciation and Amortization. Depreciation and amortization decreased approximately $968,000, or 87%, to $140,000 for the three months ended September 30, 2002 from $1,108,000 for the three months ended September 30, 2001. This decrease is primarily attributable to the cessation of goodwill amortization, of approximately $835,000, on January 1, 2002, in conformance with SFAS No. 142.

      Operating Loss. Operating loss increased approximately $4,538,000, or 164%, to $7,312,000 for the three months ended September 30, 2002, from $2,774,000 for the three months ended September 30, 2001. The increase in the operating loss is primarily due to the impairment charge in connection with the sale of iMapData on October 31, 2002.

      Interest Expense. Interest expense increased approximately $156,000, or 33%, to $626,000 for the three months ended September 30, 2002 from $470,000 for the three months ended September 30, 2001. This increase is primarily attributable to interest on a subordinated promissory note issued in October 2001 and to increased borrowings under the credit facility offset by lower interest rates.

      Other Income. Other income increased approximately $188,000, or 627%, to $218,000 for the three months ended September 30, 2002 from $30,000 for the three months ended September 30, 2001. This increase is primarily due to an unrealized gain resulting from the valuation of a put feature on warrants issued in conjunction with a note payable.

      Loss before Minority Interest, Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before minority interest, income taxes and cumulative effect of change in accounting principle increased approximately $4,506,000, or 140%, to $7,720,000 for the three months ended September 30, 2002, from $3,214,000 for the three months ended September 30, 2001. The increase in the loss before minority interest, income taxes and cumulative effect of change in accounting principle is primarily due to the impairment charge recognized in connection with the sale of iMapData on October 31, 2002.

      Minority Interest. Minority interest increased approximately $5,000, or 4%, to $132,000 for the three months ended September 30, 2002 from $127,000 for the three months ended September 30, 2001.

      Loss before, Income Taxes and Cumulative Effect of Change in Accounting Principle. Loss before income taxes and cumulative effect of change in accounting principle increased approximately $4,501,000, or 146%, to $7,588,000 for the three months ended September 30, 2002, from $3,087,000 for the three months ended September 30, 2001. The increase in the loss before income taxes and cumulative effect of change in accounting principle is primarily due to the impairment charge recognized in connection with the sale of iMapData on October 31, 2002.

      Income Taxes. Income taxes decreased approximately $18,000, or 180%, to a credit of $8,000 for the three months ended September 30, 2002 from $10,000 for the three months ended September 30, 2001. This decrease is attributable to a refund of state taxes received in the third quarter of 2002.

      Net Loss. Net loss increased approximately $4,483,000, or 145%, to $7,580,000 for the three months ended September 30, 2002, from $3,097,000 for the three months ended September 30, 2001. The increase in the net loss is primarily due to the impairment charge recognized in connection with the sale of iMapData on October 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2002, the Company had negative working capital (current assets less current liabilities) of $6,171,000, stockholders' equity of $7,015,000 and a working capital ratio (current assets to current liabilities) of approximately .74:1. At December 31, 2001 the Company had working capital of $7,104,000, stockholders' equity of $20,809,000 and a working capital ratio of approximately 1.58:1. The negative working capital arises from the classification of the Company's loan payable, in the amount of $6,750,000, in current maturities. The loan is due to be repaid on March 31, 2003. The Company is actively seeking to refinance this debt. As of September 30, 2002 and December 31, 2001 the Company had unrestricted cash and cash equivalents of $937,000 and $5,669,000, respectively. As of September 30, 2002 the Company had restricted cash of $4,000,000.

      During the first three months of 2002 the Company raised approximately $246,000 in a private placement of common stock and warrants. The offering was completed on February 5, 2002. The proceeds were used for working capital purposes.

      On October 31, 2002, the Company disposed of its majority interest in its subsidiary, iMapData.com, Inc., for $2,000,000, through a sale to iMapData's minority shareholders. At closing the Company received cash of $450,000 and a note in the amount of $1,550,000, due November 21, 2002. The proceeds will be used for working capital purposes. The Company believes that with this sale and the anticipated refinancing of the Willey Brothers facility, it has sufficient working capital for the conduct of its business over the next twelve months.

      In conjunction with the announcement, on November 1, 2002, of the sale of iMapData, the Company also announced that it had experienced an unanticipated reduction in its capital resources and liquidity in 2002. After a review of the Company's internal records by management and, at the direction of the Board of Directors, a review by the Company's independent auditors, Grant Thornton LLP, the Company has determined that this unanticipated liquidity shortfall results principally from the payment by its deceased, former, Chairman and Chief Executive Officer, Jeffrey S. Silverman to himself of over $265,000 of unauthorized compensation and the payment by Mr. Silverman to himself of more than $130,000 in unauthorized expense reimbursements and unauthorized directed payments for personal expenses in 2002. The Company is continuing its review of Mr. Silverman's conduct and exploring whether it has any recourse against his estate, any insurance coverage for the conduct, or any other avenue through which it can obtain recovery for its loss. Upon conclusion of that investigation, the Company will decide a course of action that is in the best interest of the Company and its stockholders.

      For the nine months ended September 30, 2002 and September 30, 2001, net cash used in operating activities was $3,417,000 and $3,334,000, respectively, net cash used in investing activities was $4,436,000 and $12,869,000 (primarily for the acquisition of Willey Brothers), respectively, and net cash provided by financing activities was $3,121,000 and $17,701,000 (primarily through long term debt and equity issuances), respectively.

      Our ability to satisfy our working capital requirements depend on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third-party financing. We continue to be impacted by the economic downturn in the United States, which has resulted in a decline in revenues at Willey Brothers, for the nine months ended September 30, 2002, and by limitations placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility and by restrictions on the use of $4 million of Willey Brothers' cash.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.


       LONG TERM DEBT AND CREDIT FACILITY

On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consists of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Credit Facility") and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of September 30, 2002, there was $6,750,000 outstanding under the Term Loan and $4,736,000 outstanding under the Credit Facility. The weighted average interest rate in effect on September 30, 2002 was 5.4468% for the Term Loan and 5.365% for the Credit Facility. The Facility has been amended by Amendment and Waiver Agreements, dated May 21, 2001, October 22, 2001 and March 29, 2002, and by an Amendment Agreement dated September 25, 2002. The Facility, as amended on March 29, 2002, expires on March 31, 2003. The various amendments waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the credit facility, place restrictions on the use of $4,000,000 of Willey Brothers' cash and restrict the payments of certain other obligations. The September 25, 2002 amendment increased the availability under the revolving credit facility and extended the payment terms for the amendment fee. While Willey Brothers is actively seeking to refinance the Facility, no assurance can be given that adequate financing will be available at all or on terms favorable to the Company. If Willey Brothers is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers which was pledged to the lender as security for the Facility. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations.

       On October 22, 2001 Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows:
12% on the accreted principal amount, payable in cash, on each March 31, June 30, September 30 and December 31; and, 4% on the accreted principal amount, added to principal (PIK amount). The balance of the note at September 30, 2002 was $4,900,000 including PIK interest of $194,000 and less the aggregate discount on notes payable of $293,000. The note matures on October 22, 2008 at which time the principal and all PIK amounts are due. The funds will be used for growth capital. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, BrandPartners issued 405,000 warrants to purchase common stock of the Company at an exercise price of $0.01. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. The Company has received a waiver from certain financial covenants through September 30, 2002 and such covenants have either been waived or amended through December 31, 2002.

      As of September 30, 2002, the Company had other long-term debt of $9,289,000, as follows. Notes payable of $9.5 million (the "Seller Notes") consist of two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$3,750,000 notes") and two convertible promissory notes, each in the principal amount of $1,000,000 (the "$1,000,000 notes"), less the aggregate current maturities of $500,000 and aggregate discount on notes payable of $116,000 and including accrued interest of $405,000, issued in connection with the purchase of Willey Brothers. The $3,750,000 notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on September 30, 2002 was 3.36%. The principal and any accrued interest are due in one payment on October 11, 2007. The $1,000,000 notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company subject to certain conditions. Also included in long-term debt are two non-interest bearing promissory notes, totaling $100,000, payable no sooner than February 2003. Pursuant to an agreement with the former shareholders of Willey Brothers, all payments required to be made, under each of the $1,000,000 notes and each of the $3,750,000 notes, for the first three quarters of 2001 were deferred until the end of the term and resumed in the fourth quarter of 2001. In addition, the maturity date on the $1,000,000 notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $3,750,000 notes was extended to October 11, 2007 from January 11, 2007. Pursuant to the Amendment and Waiver Agreement dated March 29, 2002, and consented to by the former shareholders, no payments in respect of the Seller Notes can be made until all of the obligations are paid, in full, to the lender.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

             The Company's notes payable, term loan payable to the bank and revolving credit facility expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The term loan and revolving credit facility accrue interest at LIBOR plus an applicable margin or the bank's base rate plus an applicable margin. The subordinated convertible notes payable accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining the Company's revolving credit facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000 and the fair value was immaterial at September 30, 2002.

      The table below provides information on the Company's market sensitive financial instruments as of September 30, 2002.

                                                                      Weighted Average
                                          Principal Balance    Interest Rate at September 30,2002
                                          -----------------    ----------------------------------
Term loan                                   $6,750,000                     5.4468%
Revolving credit facility                    4,736,000                     5.3650%
Subordinated convertible notes payable       7,500,000                     3.3600%

HOLDING COMPANY AND OPERATING SUBSIDIARIES

      We conduct our operations through our subsidiaries. We have relied, and continue to rely, on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. The March 29, 2002 Amendment and Waiver Agreement prohibits Willey Brothers from paying management fees to the Company until the debt is repaid in full to the lender. The debt is due and payable March 31, 2003. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our subsidiaries. If we are unable to receive cash funds from our subsidiaries, or from any operating subsidiaries we may acquire in the future, our operations and financial condition will be materially and adversely affected.

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

      - the continued services of Mr. Stolarski with the Company and Willey Brothers;

      - our ability to continue to identify appropriate acquisition candidates, complete such acquisitions and successfully integrate acquired businesses;

      -     changes in our business strategies or development plans;

      - our ability to recover losses resulting from the unauthorized, improper activities of our deceased, former Chairman and Chief Executive Officer.

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

ITEM 3.     CONTROLS AND PROCEDURES

      Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are included herewith unless otherwise indicated.

                  2.1      Stock Purchase Agreement, dated as of January 11,
                           2001, by and among James M. Willey, individually and as trustee of the James M. Willey Trust - 1995,
                           Thomas P. Willey, individually and as trustee of The
                           Thomas P. Willey Revocable Trust of 1998, and the
                           Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on
                           January 31, 2001).

                  2.2      Agreement and Plan of Merger, dated as of August 1,
                           2001, between Financial Performance Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

                  3.1 By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended September 30, 2001).

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

                  10.1 Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated by reference to Exhibit 10.35 to the Company's
                           Registration Statement on Form S-1, Registration No.
                           33-20886).

                  10.2 Restated and Amended Shareholders Agreement, dated as of October 18, 1994, by and among Michaelson Keibick
                           Partners Inc., Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998
                           (incorporated by reference to Exhibit 10.80 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

                  10.3 Form of Warrant, dated as of October 21, 1998, between the Company and Richard Levy (incorporated by reference to Exhibit 10.81 to the Company's Annual
                           Report on Form 10-KSB for the year ended December 31,
                           1998).

                  10.4     Form of Warrant Agreement, dated as of October 21,
                           1998, covering warrants issued to Richard Levy and others (incorporated by reference to Exhibit 10.86 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

                  10.5     Stock Purchase and Sale Agreement, dated as of
                           November 17, 1999, by and among the Company, Robert
                           S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to the Company's Current
                           Report on Form 8-K filed November 30, 1999).

                  10.6     Stock Purchase and Sale Agreement, dated as of
                           November 17, 1999, by and among the Company, Robert
                           S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.2 to the Company's Current Report on
                           Form 8-K filed November 30, 1999).

                  10.7     Stockholders Agreement, dated as of November 17,
                           1999, by and among the Company, Robert S. Trump,
                           Jeffrey Silverman, and Ronald Nash (incorporated by reference to Exhibit 10.3 to the Company's Current
                           Report on Form 8-K filed November 30, 1999).

                  10.8     Option Agreement, dated November 17, 1999, between
                           Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.4 to the Company's Current
                           Report on Form 8-K filed November 30, 1999), as amended by Amendment to Option Agreement, dated as of November 15, 2001, between Jeffrey S. Silverman and
                           Robert Trump (incorporated by reference to Exhibit
                           10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002,).

                  10.9     Option Agreement, dated November 17, 1999, between
                           Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.5 to the Company's Current
                           Report on Form 8-K filed November 30, 1999).

                  10.10    Option Agreement, dated November 17, 1999, between
                           Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.6 to the Company's Current
                           Report on Form 8-K filed November 30, 1999).

                  10.11    Option Agreement, dated November 17, 1999, between
                           Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.7 to the Company's Current
                           Report on Form 8-K filed November 30, 1999), as amended by Amendment to Option Agreement, dated as of November 15, 2001, between Ronald Nash and Robert
                           Trump (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002,).

                  10.12    Option Agreement, dated November 17, 1999, between
                           Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.8 to the Company's Current
                           Report on Form 8-K filed November 30, 1999).

                  10.13    Option Agreement, dated November 17, 1999, between
                           Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.9 to the Company's Current
                           Report on Form 8-K filed November 30, 1999).

                  10.14    Stock Option Agreement, dated as of November 17,
                           1999, between the Company and Jeffrey Silverman
                           (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed November
                           30, 1999).

                  10.15    Stock Option Agreement, dated as of November 17,
                           1999, between the Company and Ronald Nash
                           (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed November
                           30, 1999).

                  10.16    Registration Rights Agreement, dated as of November
                           17, 1999 by and among the Company, Robert S. Trump,
                           William F. Finley, Jeffrey Silverman and Ronald Nash
                           (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed November
                           30, 1999).

                  10.17 Stock Option Agreement, dated as of January 10, 2000, between the Company and Jeffrey Silverman
                           (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

                  10.18 Stock Option Agreement, dated as of January 10, 2000, between the Company and Ronald Nash (incorporated by reference to Exhibit 10.40 to the Company's Annual
                           Report on Form 10-KSB for the year ended December 31,
                           1999).

                  10.19 Agreement and Plan of Merger dated February 23, 2000, between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence
                           J. DeFranco (incorporated by reference to Exhibit
                           10.17 to the Company's Current Report on Form 8-K filed February 24, 2000).

                  10.20 Stock Option Agreement, dated as of April 26, 2000, between the Company and Edward T. Stolarski, covering
                           100,000 shares of common stock; Stock Option
                           Agreement, dated as of April 26, 2000, between the Company and Edward T. Stolarski, covering 300,000 shares of common stock; and Employment Agreement, dated April 25, 2000, between the Company and Edward
                           T. Stolarski (incorporated by reference to Exhibit
                           10.5 to the Company's Report on Form 10-QSB for the quarter ended March 31, 2000).

                  10.21    Loan and Security Agreement, dated as of January 11,
                           2001, between Fleet Capital Corporation ("Fleet") and
                           Willey Brothers, Inc., and Secured Guaranty
                           Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet (incorporated by reference to Exhibit 10.1 to the Company's Current
                           Report on Form 8-K filed on January 31, 2001), as amended by Amendment and Waiver Agreement, dated as of May 21, 2001 and the Second Amendment and Waiver
                           Agreement, dated as of October 22, 2001, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on
                           Form 10-QSB for the quarter ended September 30,
                           2001), as amended by the Third Amendment and Waiver
                           Agreement, dated as of March 29, 2002, among Fleet,
                           Willey Brothers and the Company (incorporated by reference to Exhibit 10.23 to the Company's Annual
                           Report on Form 10-KSB for the year ended December 31,
                           2001), as amended by letter agreements dated April
                           17, 2002, May 15, 2002, and July 11, 2002, between
                           and among Fleet, Willey Brothers and the Company
                           (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002), as amended by the Fourth Amendment, dated as of September 25, 2002, among Fleet and Willey Brothers and the Company
                           (filed herewith).

                  10.22 Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas
                           P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995,
                           Jeffrey S. Silverman, William Lilley III, Ronald
                           Nash, Robert Trump and Laurence DeFranco
                           (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January
                           31, 2001), as amended by an Amendment, dated as of March 21, 2001, among such parties (incorporated by reference to Exhibit 10.44 to the Company's Annual
                           Report on Form 10-KSB for the year ended December 31,
                           2000).

                  10.23    Subordinated Convertible Term Promissory Note, dated
                           January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000; Subordinated Convertible Term
                           Promissory Note, dated January 11, 2001, made by the
                           Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000; Subordinated
                           Convertible Term Promissory Note, dated January 11,
                           2001, made by the Company in favor of The Thomas P.
                           Willey Revocable Trust of 1998, in the principal amount of $3,750,000; and Subordinated Convertible
                           Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey
                           Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

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

                  10.29    Financial Performance Corporation 2001 Stock
                           Incentive Plan (incorporated by reference to Exhibit
                           10.33 to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended September 30, 2001).

                  10.30 Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers Inc. and Corporate Mezzanine
                           II, L.P ("CMII"); Subordinated Promissory Note, in the Principal Amount of $5,000,000, made by Willey
                           Brothers Inc. in favor of CMII; Common Stock Purchase
                           Warrant, dated October 22, 2001, between the Company and CMII; Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII;
                           Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers,
                           Inc., CMII and Fleet Capital Corporation
                           (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001), as amend by Amendment No. 1 and Waiver, dated as of May 14, 2002, and Amendment No.2 and Waiver, dated as of August 9, 2002, by and among the Company, Willey Brothers, and CMII (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

                  10.31 Form of Warrant Agreement, between the Company and the Warrantholders listed therein, together with Form of Warrant Certificate (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form
                           10-KSB for the year ended December 31, 2001).

                  10.32    Form of Registration Rights Agreement, between the
                           Company and the Holders listed therein (incorporated by reference to Exhibit 10.34 to the Company's Annual
                           Report on Form 10-KSB for the year ended December 31,
                           2001).

                  10.33 Form of Stock Option Agreement, between the Company and each of Jeffrey S. Silverman and Edward T.
                           Stolarski, (incorporated by reference to Exhibit
                           10.33 to the Company's Quarterly Report on Form
                           10-QSB for the quarter ended March 31, 2002,).

                  16.1 Letter from Goldstein and Morris addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Current
                           Report on Form 8-K filed January 24, 2000).

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002 (filed herewith).

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated November 14, 2002,




                                   BRANDPARTNERS GROUP, INC.



                                   By: /s/ Edward T. Stolarski
                                       ----------------------------------------
                                       Edward T. Stolarski
                                       Chairman and Chief Executive Officer


                                   By: /s/ Sharon Burd
                                       ----------------------------------------
                                       Sharon Burd
                                       Chief Accounting Officer

                                 CERTIFICATIONS

I, Edward T. Stolarski, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BrandPartners Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002,
                                   By: /s/ Edward T. Stolarski
                                       ----------------------------------------
                                       Edward T. Stolarski
                                       Chairman, Chief Executive Officer and
                                       Chief Financial Officer