Form 10KSB
period 2002-12-31
BRANDPARTNERS GROUP INC
filed 2003-03-31
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-KSB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Common Stock, par value $.01 per share
    Class A Warrants, exercisable at $2.00 per share until November 30, 2006 Class B Warrants, exercisable at $3.00 per share until November 30, 2006
                               (Title of Classes)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

      Yes   X           No    ____
        -------

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year were $38,879,500.

      On March 18, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's common stock on said date, was $1,257,405.

      As of March 18, 2003, there were issued and outstanding 18,063,553 shares of the registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Identification of Document                    Part into which Incorporated
      --------------------------                    ----------------------------

      Proxy Statement for the 2003
      Annual Meeting of Stockholders
      to be filed by April 30, 2003            Part III - Items 9, 10, 11 and 12

      Transitional Small Business Disclosure Format (check one). Yes       No X
                                                                    ----    ----

                                     PART I

Item 1.  Description of Business.

      BrandPartners Group, Inc. (together with its subsidiaries, the "Company") provides financial services firms and other service retailers with market intelligence and data mining services, consulting and design services, merchandising, store build-out and project management services through its wholly-owned subsidiary, Willey Brothers, Inc.

      In 2000, we conducted our operations through our majority-owned subsidiary, Michaelson Kelbick Partners, Inc. ("MKP"), a provider of communications consulting services to the financial industry, and our wholly-owned subsidiary acquired in March 2000, iMapData.com, Inc., a provider of on-line database solutions with access to market and economic data in user-friendly mapped formats. In January 2001, we sold our 80% ownership interest in MKP, and acquired 100% of the shares of common stock of Willey Brothers, currently our sole operating subsidiary. In February 2001, an investor group contributed $3 million to iMapData in the form of an equity investment in exchange for a minority position in iMapData, and in October 2002 we sold our majority stake in iMapData in order to consolidate resources and to pursue our strategy of expanding on the foundation of Willey Brothers. We continue to seek acquisitions or other business transactions to expand our existing business and to explore other growth opportunities. We may fund such acquisitions or other transactions through the issuance of equity or debt securities, with indebtedness or cash, through other forms of compensation and incentives, or any combination thereof. If we identify an appropriate acquisition candidate or other business transaction, we may need to seek additional financing, although no assurances can be given that additional financing will be available to us on favorable terms or at all.

      The Company was originally incorporated in 1984 in New York under the name "Performance Services Group, Inc." The Company changed its name to "Financial Performance Corporation" in 1986, prior to its initial public offering. At the Annual Meeting of Stockholders of the Company held on August 1, 2001, the stockholders approved a proposal to reincorporate the Company in Delaware by merging the Company into a newly formed, wholly-owned subsidiary of the Company. The reincorporation, which was effected on August 20, 2001, changed the legal domicile of the Company from New York to Delaware, but did not result in a change in the business, management, assets or liabilities of the Company. In connection with the reincorporation the stockholders also approved proposals increasing the authorized capital stock of the Company from 50,000,000 shares of common stock and 10,000,000 shares of "blank check" preferred stock to 100,000,000 shares of common stock and 20,000,000 shares of "blank check" preferred stock, classifying the Company's board of directors, and changing the Company's name to "BrandPartners Group, Inc.," which changes were effected simultaneously with the reincorporation.

Willey Brothers

      Willey Brothers provides total retail solutions to the financial services industry (including both banks and non-bank financial services companies) and other service retailers. Offering a full range of products and services, including market intelligence and data mining services, strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs, Willey Brothers seeks to develop creative yet practical solutions to help its clients build brands, maximize sales and create a strong platform for sustained growth. Founded in 1983, Willey Brothers was privately held by James M. Willey and Thomas P. Willey until January 16, 2001, when we purchased 100% of its common stock.

      Willey Brothers Business Program

      Willey Brothers has developed a flexible work process that can be adapted to meet the needs of different clients. Willey Brothers's in-house sales force markets its products and services to Willey Brothers's target markets through tradeshows, direct mail and other direct marketing methods. When a contract is signed, a multi-disciplinary project team, generally consisting of representatives from Willey Brothers's design and consulting services, merchandising systems, and build and project management divisions (together, a "Team"), is assembled to work closely with the client from the planning stages through the implementation of each project. Willey Brothers has divided its work process into three basic steps, each with well-defined phases, as follows:

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

      Market Intelligence. Using proprietary software programs developed by Willey Brothers, the Team is able to identify site locations for new facilities and measure the attractiveness of potential new markets.

      Design Development

      Point of Sale  Communication.  The Team  translates the client's  branding strategy into a written, verbal and physical merchandising message, which is refined and promoted to a targeted market through in-store communications vehicles, including point-of-sale communications, marketing materials and advertising campaigns. All of these elements are meant to embrace a coordinated merchandising message. Willey Brothers designs posters, brochures and videos, then outsources production to third party vendors, while overseeing all facets of production of the products. Through its delivery system, Willey Brothers is able to deliver the designated point-of-sale materials, in the required quantities, on schedule and within budget.

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

      Architectural/Interior Design. The Team develops facilities to support both the client's brand and the efficient distribution of its product. Projects range from interior reconfiguration and renovation to the design of entirely new facilities. Where branch planning and design is required, the Team assembles market research defining the client's customer base, their buying habits and the traffic patterns inside a representative sample of facilities. With the help of a branch fitness analysis, Willey Brothers develops a branch-typing matrix that shows what a model branch should contain to maximize its effectiveness and profitability. Willey Brothers's in-house design team then creates a design template that translates the attributes of the "model" branch into a master store design. Retail locations are designed to support the brand, maximize the impact of point-of-sales communications, and connect with the customer through the appropriate brand experience. Included in the master design are the branch floor plan and the layout identifying the location and type of millwork and merchandise. Once a design has been approved, Willey Brothers supervises the project to ensure the integrity of the design and that budgets and schedules are met. Through the years, Willey Brothers has developed a significant database of designs, floor plans and merchandising layouts.

      Implementation

      Fabrication and/or Construction Documentation. Willey Brothers provides all required production documentation for new creative merchandising, engineering documentation and mechanical drawings for displays, fixtures and signage and, if part of the project, construction documents for facility designs.

      Implementation Planning. On a cross-functional basis, Willey Brothers provides planning and support for projects of varying scale and scope, ranging from reconfigurations of a small number of local branches to large-scale, national rollout programs. Support facilities are located in Phoenix, Arizona and New York, New York.

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

Target Markets

      Willey Brothers's revenues have historically been derived from businesses in the financial services markets, primarily, but not exclusively, banking organizations. Its target markets and a representative sample of clients are as follows:

      Tier One Banks - commercial banking organizations, bank holding companies and thrifts with more than one hundred branch locations, including, for example, AmSouth, Fleet Boston and Wells Fargo;

      Community Banks - banking organizations, bank holding companies, thrifts and credit unions with fewer than one hundred branches, including, for example, Bank of Walpole, Metrowest Bank and Southwest Bank of Texas;

      Non-bank financial services companies - companies providing financial services products to consumers and businesses that are not licensed as banks. These organizations are primarily brokerage houses, mutual fund companies, asset management companies, insurance and mortgage companies and tax services companies, including, for example, H&R Block and TD Waterhouse; and

      Other - other retailers and service retailers, including, for example, Detroit Edison and South Carolina Electric and Gas.

Suppliers

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

Significant Customers

      For the year ended December 31, 2002, one customer of Willey Brothers accounted for approximately 14% of our revenues. No other customer accounted for more than 10% of our revenues in the year ended December 31, 2002. We anticipate that a substantial portion of our revenues for 2003 will be concentrated from within a limited number of customers. Accordingly, our sales and operating results are subject to substantial variations in any given year and from quarter to quarter. In addition, sales and net income (if any) in any particular quarter may not necessarily reflect our results of operations for the full year. The loss of, or reduction in services to, one or more significant customers could have a material adverse effect on the Company.

Employees

      As of March 10, 2003, the Company had approximately 131 employees. The Company considers its relations with its employees to be good.

Intellectual Property

      Willey Brothers owns the following registered trademarks: Willey Brothers, Willey Brothers Direct and Willey Brothers International.

Competition

      The competitive landscape for the products and services provided by Willey Brothers is fragmented across many sectors, and is highly competitive. Due to the nature of the Willey Brothers business, it also competes with design houses, architectural firms, consulting firms, fixture companies and creative agencies of varying sizes. Some of such competitors are significantly larger and more diversified than the Company and have substantially greater resources available for the production, marketing and financing of their services and products.

Item 2.  Description of Property.

      Our principal executive offices are located at 777 Third Avenue, 30th Floor, New York, New York. Willey Brothers also occupies a portion of such offices for sales and showroom purposes. The lease for such offices, which covers approximately 12,000 square feet, is for ten years expiring on January 1, 2010, with a fixed rent of approximately $646,000 per year payable during the first five years of the term, and approximately $670,000 per year payable during the second five years. In December 1999 we entered into a five year license agreement with our former outside counsel to occupy a portion of the offices and common areas, for an annual fee of $200,000. In the fourth quarter of 2002, the licensee defaulted on its payment obligations under the license agreement, and, after taking all measures available to us, we availed ourselves of our right to terminate the license agreement effective January 18, 2003. We have engaged a collection firm to pursue our claims against the licensee under the license agreement, but no assurances can be given that such collection efforts will be successful in recovering the amounts owed under the license agreement. We subsequently licensed portions of the offices within the premises to third parties, on a month-to-month basis, and we are currently seeking one or more licensees or subtenants to occupy all or a portion of the premises for the balance of the lease term. There can be no assurances, however, that the Company will be successful in obtaining a subtenant or licensee at all or at a rate at least equivalent to the rate in the lease.

      The principal administrative and sales offices for Willey Brothers are located in Rochester, New Hampshire, where it leases a facility of approximately 73,000 square feet. The lease for such offices expires in 2006 and provides for payment of annual rent of approximately $162,756. Willey Brothers also leases a 25,000 square foot warehouse and fulfillment center in Phoenix, Arizona, and occupies a portion of the offices at 777 Third Avenue, 30th Floor, New York, New York, for sales offices and showrooms, as described above. The Phoenix warehouse is leased on a month-to-month basis, and requires monthly rental payments of approximately $13,625.

      We believe that our facilities are well maintained, in good condition and suitable for our operations, except that we believe that we currently have an overabundance of office space, and we are seeking to offset our rent expenses as described above.

Item 3.  Legal Proceedings.

      A Verified Amended Complaint (the "Complaint") was filed in the Supreme Court of the State of New York, County of New York, on January 15, 2002, in connection with an action entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation (Index No. 111385/98). The Complaint sought a declaration that plaintiffs were entitled to exercise warrants issued to them by the Company in 1993 to purchase an aggregate of 1,698,904 shares of the common stock of the Company at $.10 per share in accordance with their terms, without adjustment for a one-for-five reverse stock split declared by the

Company in 1996, and damages in the amount of approximately $28 million. The Complaint was filed subsequent to a decision of the Court of Appeals of the State of New York reinstating plaintiffs' claim for a declaration that they were entitled to exercise the warrants in accordance with their terms, which claim had previously been dismissed by the New York County Supreme Court, whose dismissal was affirmed by the Appellate Division, First Department. The Company served a Verified Answer to the Complaint, including affirmative defenses, on March 8, 2002. On January 30, 2003, the New York County Supreme Court denied summary judgment motions made by both the plaintiffs and the Company, and on February 27, 2003 the court set a June discovery cut-off date and deadline for filing of a note of issue. Although we believe that we have substantial defenses to the claims and damages sought, at this time, no assurance can be made as to what effect, if any, the outcome of this matter will have on the Company or its financial position, which effect could be material. Accordingly, we have entered into settlement negotiations with the plaintiffs. No assurances can be given that we will be able to negotiate a settlement of this matter at all or on terms favorable to the Company. In the event that we are unable to arrive at an acceptable settlement with the plaintiffs, we intend to litigate this matter vigorously.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      No matters were submitted to a vote of security-holders during the quarter ended December 31, 2002.

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

      The following table sets forth, for the periods indicated, the high and low reported sales prices per share for the common stock of the Company as reported by the Nasdaq SmallCap Market.

                                                             High       Low
                                                             ----       ---
Calendar Year 2001

First Quarter Ended March 31, 2001 .................        $6.500    $1.688
Second Quarter Ended June 30, 2001 .................         3.300     1.580
Third Quarter Ended September 30, 2001 .............         2.250     0.680
Fourth Quarter Ended December 31, 2001 .............         1.700     0.810

Calendar Year 2002

First Quarter Ended March 31, 2002 .................        $1.310    $0.660
Second Quarter Ended June 30, 2002 .................         1.110     0.600
Third Quarter Ended September 30, 2002 .............         0.840     0.150
Fourth Quarter Ended December 31, 2002 .............         0.250     0.070

      As of March 18, 2003, we had approximately 253 holders of record of our common stock.

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

      Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company's consolidated financial statements include a summary of significant accounting policies used in the preparation of such financial statements (see Note B to the consolidated financial statements). The following reviews the more critical accounting policies used:

      Revenue Recognition

      Willey Brothers records sales on its long term contracts on a percentage-of-completion basis, based upon current estimates of costs to complete such contracts. The Company performs an ongoing review of contracts in progress including evaluation of the stage of completion, site inspections, costs incurred and estimates to complete. This evaluation is inherently judgmental and requires material estimates. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to the percentage-of-completion.

      Revenue from short term contracts is recognized when the product is shipped and/or the service is rendered.

      Valuation of Accounts Receivable

      Periodically the Company reviews accounts receivable to reassess its estimates of collectibility. The Company provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, the Company provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company's valuation reserves to increase include changes in its clients' liquidity and credit quality, other factors negatively impacting clients' ability to pay their obligations as they come due, and the quality of its collection efforts.

      Valuation of Intangible Assets

      The Company assesses the impairment of goodwill whenever changes in circumstances, such as continuing losses, indicate that the fair value may be less than the carrying value. In the event of such circumstances, or at least annually, the Company estimates the recoverability of goodwill by obtaining appraisals of fair value from outside specialists.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues. Revenues from continuing operations decreased approximately $814,000, or 2%, to $38,879,000 for the twelve months ended December 31, 2002 from $39,693,000 for the twelve months ended December 31, 2001. This decrease is related to the Company's Willey Brothers subsidiary, which experienced a decline in revenues attributable to a slow-down in the United States economy.

      Cost of Revenues. Cost of revenues from continuing operations increased approximately $2,468,000, or 9%, to $29,726,000 (76% of net revenues), for the twelve months ended December 31, 2002 from $27,258,000 (69% of net revenues) for the twelve months ended December 31, 2001. This increase is primarily attributable to a shift in product mix from higher margin merchandising products to branch planning and design, which has a lower margin, resulting from shifts in market demands for the Company's products and services, and higher costs primarily for consultants.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased approximately $262,000, or 2%, to $12,342,000 for the twelve months ended December 31, 2002 from $12,080,000 for the twelve months ended December, 31, 2001. This increase is primarily attributable to amendment fees and expenses of approximately $857,000 related to the amendment of the Company's debt agreement and to increases in selling and marketing expenses, primarily trade show expenses and sales presentation expenses, offset by decreases in general and administrative expenses, primarily salary expenses, professional and consulting fees and travel expenses.

      Depreciation and Amortization. Depreciation and amortization from continuing operations decreased approximately $2,631,000, or 75%, to $890,000 for the twelve months ended December 31, 2002 from $3,521,000 for the twelve months ended December 31, 2001. This decrease is primarily attributable to the cessation of annual goodwill amortization, of approximately $2,700,000, on January 1, 2002, in conformance with SFAS No. 142.

      Operating Loss. Operating loss from continuing operations increased approximately $913,000, or 29%, to $4,079,000 for the twelve months ended December 31, 2002, from $3,166,000 for the twelve months ended December 31, 2001. The increase in the operating loss from continuing operations is due to the factors referred to above.

      Interest Expense. Interest expense from continuing operations increased approximately $496,000, or 25%, to $2,461,000 for the twelve months ended December 31, 2002 from $1,965,000 for the twelve months ended December 31, 2001. This increase is attributable to interest on a subordinated promissory note issued in October 2001 and to increased borrowings under the credit facility, offset by lower interest rates.

      Other Income. Other income from continuing operations increased approximately $737,000 to $751,000 for the twelve months ended December 31, 2002, from $14,000 for the twelve months ended December 31, 2001. This increase is primarily due to management fee income received from MKP, the Company's former majority-owned subsidiary, which was reclassified as a discontinued operation for the twelve months ended December 31, 2000 but from which the Company had the right to receive management fee income for 2001 in 2002 and to an unrealized gain of approximately $384,000 resulting from the valuation of a put feature on warrants issued in conjunction with a note payable.

      Income Taxes. Income taxes from continuing operations decreased approximately $20,000, or 11%, to $167,000 for the twelve months ended December 31, 2002 from $187,000 for the twelve months ended December 31, 2001. This decrease is primarily due to a state tax refund received by the parent company, offset by higher taxes in the State of Delaware, and to lower estimated state tax expenses for Willey Brothers.

      Loss from Continuing Operations. Loss from continuing operations increased approximately $652,000, or 12%, to $5,956,000 for the twelve months ended December 31, 2002 from $5,304,000 for the twelve months ended December 31, 2001. The increase in the loss from continuing operations is due to the factors referred to above.

      Loss from Discontinued Operations. Loss from discontinued operations increased approximately $5,459,000, or 319%, to $7,170,000 for the twelve months ended December 31, 2002 from $1,711,000 for the twelve months ended December 31, 2001. This increase is primarily attributable to an impairment charge of approximately $6.6 million, recognized September 30, 2002, in connection with the sale of the Company's majority interest in iMapData on October 31, 2002, partially offset by the cessation of amortization of goodwill of approximately $717,000 on January 1, 2002, in conformance with SFAS No. 142.

      Net Loss. Net loss increased approximately $6,111,000, or 87%, to $13,126,000 for the twelve months ended December 31, 2002 from $7,015,000 for the twelve months ended December 31, 2001. The increase in the net loss is due to the impairment charge of approximately $6.6 million included in discontinued operations at December 31, 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Revenues. Revenues from continuing operations were $39,693,000 for the twelve months ended December 31, 2001 and are attributable to the acquisition of Willey Brothers, which is included in the consolidated revenues from continuing operations from January 16, 2001 (date of acquisition) through December 31, 2001. There were no revenues from continuing operations for the twelve months ended December 31, 2000.

      Cost of Revenues. Cost of revenues from continuing operations was $27,258,000 for the twelve months ended December 31, 2001 and is attributable to the acquisition of Willey Brothers, which is included in the consolidated cost of revenues from continuing operations from January 16, 2001 through December 31, 2001. In the fourth quarter of 2001, the Company recorded post acquisition adjustments, related to the acquisition of Willey Brothers, reducing cost of sales by approximately $744,000. There was no cost of revenues from continuing operations for the twelve months ended December 31, 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations increased approximately $9,435,000 to $12,080,000 for the twelve months ended December 31, 2001 from $2,645,000 for the twelve months ended December 31, 2000. This increase is primarily attributable to the acquisition of Willey Brothers, which is included in the consolidated selling, general and administrative expenses from continuing operations from January 16, 2001 through December 31, 2001, and to increased costs of the parent company, primarily payroll costs and professional fees. In the fourth quarter of 2001 the Company recorded post acquisition adjustments, related to the acquisition of Willey Brothers, reducing selling, general and administrative expenses by approximately $204,000.

      Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $3,387,000 to $3,521,000 for the twelve months ended December 31, 2001 from $134,000 for the twelve months ended December 31, 2000. This increase is primarily attributable to the amortization of goodwill and deferred charges resulting from the acquisition of Willey Brothers on January 16, 2001.

      Operating Loss. Operating loss from continuing operations increased approximately $387,000, or 14%, to $3,166,000 for the twelve months ended December 31, 2001, from $2,779,000 for the twelve months ended December 31, 2000. The increase in the operating loss from continuing operations is due to the factors referred to above.

      Interest Expense. Interest expense from continuing operations was approximately $1,965,000 for the twelve months ended December 31, 2001 and is attributable to interest on the Company's revolving credit facilities, term loan and notes payable. There was no interest expense from continuing operations for the twelve months ended December 31, 2000.

      Other Income. Other income from continuing operations decreased approximately $187,000, or 93%, to $14,000 for the twelve months ended December 31, 2001 from $201,000 for the twelve months ended December 31, 2000. This decrease is due to the write down of securities, a loss on put warrants and the absence of management fee income in 2001 due to the disposition of MKP and its reclassification as a discontinued operation for the twelve months ended December 31, 2000, offset by higher interest income.

      Income Taxes. Income taxes from continuing operations were approximately $187,000 for the twelve months ended December 31, 2001 and are primarily attributable to the state taxable income of Willey Brothers. There were no income taxes from continuing operations in the twelve months ended December 31, 2000.

      Loss from Continuing Operations. Loss from continuing operations increased approximately $2,726,000, or 106%, to $5,304,000 for the twelve months ended December 31, 2001, from $2,578,000 for the twelve months ended December 31, 2000. The increase in the loss from continuing operations is due to the factors referred to above.

      Discontinued Operations. Loss from discontinued operations decreased approximately $568,000, or 25%, to $1,711,000 for the twelve months ended December 31, 2001 from $2,279,000 for the twelve months ended December 31, 2000. On January 16, 2001 the Company disposed of its 80% equity interest in MKP through a sale to MKP. It was classified as a discontinued operation in the year ended December 31, 2000 and a net loss of $382,000 recorded. There were no operations for MKP in the twelve months ended December 31, 2001. On October 31, 2002, the Company disposed of its majority equity interest in iMapData through a sale to the minority stockholders. In that regard, results of operations for the years ended December 31, 2001 and 2000 have been restated for the discontinued operation. The loss from discontinued operations of iMapData decreased approximately $186,000, or 10%, to $1,711,000 for the twelve months ended
December 31, 2001 from $1,897,000 for the period March 3, 2000 (date of acquisition) through December 31, 2000. The decrease in the loss is attributable to the absence in 2001 of an impairment charge of $1,150,000 that was recorded in the year ended December 31, 2000, offset by a build up in cost of revenues and selling, general and administrative expenses during 2001 in anticipation of sales from a product that proved unsuccessful and was subsequently abandoned.

      Net Loss. Net loss increased approximately $2,158,000, or 44%, to $7,015,000 for the twelve months ended December 31, 2001 from $4,857,000 for the twelve months ended December 31, 2000. The increase in the net loss is primarily due to the factors referred to above.

Liquidity and Capital Resources

      As of December 31, 2002, the Company had negative working capital (current assets less current liabilities) of $6,138,000, stockholders' equity of $7,954,000 and a working capital ratio (current assets to current liabilities) of approximately .76:1. At December 31, 2001, the Company had working capital of $14,615,000, stockholders' equity of $20,809,000 and a working capital ratio of approximately 1.96:1. The negative working capital at December 31, 2002 arises primarily from the classification of $4,568,000 of the Company's debt as current maturities and to an increase in accounts payable and accrued expenses. The balances of the Term Loan and Revolving Credit Facility (as each of such terms is defined below) of approximately $2,239,000 and $4,825,000, respectively, as of March 12, 2003, are due to be repaid on August 22, 2003. The Company intends to refinance this debt on terms and conditions acceptable to the Company, and has obtained a commitment from another lender for a $6,000,000 credit facility, subject to the execution of definitive agreements. The commitment expires June 12, 2003. No assurance can be given that the Company will be successful in concluding this or any other financing transaction. In addition, two $1,000,000 Notes (as defined below) with accrued interest of approximately $690,000 are due to be repaid October 11, 2003. As of December 31, 2002 and December 31, 2001 the Company had unrestricted cash and cash equivalents of $2,813,000 and $4,226,000, respectively.

      For the twelve months ended December 31, 2002 and December 31, 2001, net cash used in operating activities of continuing operations was $903,000 and $2,509,000, respectively, net cash provided by (used in) investing activities of continuing operations was $1,385,000 (primarily from the sale of iMapData, offset by fixed asset purchases) and $(13,284,000) (primarily for the acquisition of Willey Brothers), respectively, and net cash (used in) provided by financing activities of continuing operations was $(1,895,000) and $20,016,000 (primarily through long term debt and equity issuances), respectively.

      On January 11, 2001, the Company's wholly-owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consists of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Revolving Credit Facility") and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of December 31, 2002, there was $2,499,000 outstanding under the term loan and $4,000,000 outstanding under the credit facility. The weighted average interest rate in effect on December 31, 2002 was 6.00% for the Term Loan and 4.3156% for the Credit Facility. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002 and March 18, 2003, and by a letter agreement dated February 12, 2003. The various amendment and waiver agreements waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the credit facility, place restrictions on the use of $4,000,000 of Willey Brothers's cash and restrict the payment of certain other obligations. The December 20, 2002 Amendment applied the $4,000,000 of cash restricted by the March 29, 2002 Amendment to the Term Loan. The February 12, 2003 letter agreement extended the payment date of the amendment fee until March 28, 2003. The March 18, 2003 Amendment extended the expiration of the Facility from March 31, 2003 until August 22, 2003, extended the payment of the amendment fee until such date, and mandated weekly pre-payments toward the balance of the Term Loan. As of March 12, 2003 there were outstanding balances of approximately $2,239,000 under the Term Loan and $4,825,000 under the Revolving Credit Facility. The Company intends to refinance the Facility on terms and conditions acceptable to the Company. While it has obtained a commitment for a $6,000,000 credit facility from another lender, no assurances can be given that the Company will be successful in concluding this or any other financing transaction. If for any reason the Company is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers which was pledged to the lender as security for the Facility. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations.

      In connection with the purchase of Willey Brothers, in January 2001 the Company issued two convertible promissory notes, each in the principal amount of $1,000,000 (the "$1,000,000 Notes"). The $1,000,000 Notes bear interest at 11%
per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company subject to certain conditions. Pursuant to an agreement made with the noteholders in October 2001, all payments required to be made under the $1,000,000 Notes for the first three quarters of 2001 were deferred until the end of the term and the maturity date of the $1,000,000 Notes was extended to October 11, 2003 from January 11, 2003. Pursuant to the Amendment and Waiver Agreement, dated March 29, 2002, among the Company, Willey Brothers and Willey Brothers's lender for the Facility, and consented to by the noteholders, no payments in respect of the $1,000,000 Notes can be made until all of the obligations are paid, in full, to the lender. No payments have been made under the $1,000,000 Notes to date.

      During the fourth quarter of 2001, the Company issued shares and warrants in a private placement offering. The offering was completed on February 5, 2002. During the year ended December 31, 2001, the Company received net proceeds from the offering of $2,976,250 and issued 2,702,268 shares of common stock and common stock purchase warrants to acquire an additional 4,728,959 shares of the Company's common stock at various prices ranging from $1.056 to $3.00 per share. During 2002, the Company received additional net proceeds from the offering of $311,800 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company's common stock at various prices ranging from $1.152 to $3.00 per share. All of the warrants are exercisable until November 30, 2006. The proceeds from the private placement were used for working capital purposes.

      In the fourth quarter of 2002, the Company announced that it had experienced an unanticipated reduction in its capital resources and liquidity in 2002. After a review of the Company's internal records by management and, at the direction of the Board of Directors, a review by the Company's independent auditors, the Company determined that this unanticipated liquidity shortfall resulted principally from the payment by its deceased former Chairman and Chief Executive Officer, Jeffrey S. Silverman, to himself of over $265,000 of unauthorized compensation and the payment by Mr. Silverman to himself of more than $130,000 in unauthorized expense reimbursements and unauthorized directed payments for personal expenses in 2002. The Company's independent auditor reviewed the matter and concluded that no changes were warranted to the Company's financial statements for the year ended December 31, 2001 or for the quarters ended March 31, 2002 and June 30, 2002. The Company is continuing to explore all possible avenues of recovery of these funds, including evaluating possible recourse against Mr. Silverman's estate.

      On October 31, 2002, the Company disposed of its majority interest in its subsidiary, iMapData, for $2,000,000, through a sale to iMapData's minority stockholders. At closing the Company received cash of $450,000 and a note in the amount of $1,550,000, due November 21, 2002. The note was paid in full on the due date. The proceeds are being used for working capital purposes.

      In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable. In addition, the Company is pursuing various financing arrangements to allow the execution of its business plan. While no assurances can be given, management believes that implementation of these initiatives, the proceeds from the sale of the Company's majority interest in iMapData and the anticipated refinancing of the Facility will provide sufficient cash flow for the next twelve months.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third-party financing. We continue to be impacted by the economic downturn in the United States, which has resulted in a decline in revenues and profitability at Willey Brothers for the twelve months ended December 31, 2002, and by limitations placed upon Willey Brothers by its lender with respect to funds available under its Facility.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

      Long Term Debt and Credit Facility

      On October 22, 2001, Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows:
12% on the accreted principal amount, payable in cash at the end of each calendar quarter; and, 4% on the accreted principal amount, added to principal (PIK amount). The balance of the note at December 31, 2002 was $4,965,000 including PIK interest of $247,000 and less the aggregate discount on notes payable of $282,000. The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, the Company issued warrants to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. Pursuant to a letter agreement dated
October 9, 2002 between the noteholder and Willey Brothers, the noteholder waived its rights to demand immediate payment of the Willey Subordinated Note Payable and to put the warrants to Willey Brothers, which rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer. The Company has received waivers from certain financial covenants through March 31, 2003. At December 31, 2002, the Company had a liability of approximately $56,000 related to the put warrants.

      In connection with the purchase of Willey Brothers in January 2001, the Company issued two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$3,750,000 Notes"). The $3,750,000 Notes
bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on December 31, 2002 was 3.27%. The principal and any accrued interest are due in one payment on October 11, 2007. The notes are convertible into common stock of the Company subject to certain conditions. Pursuant to an agreement made with the noteholders in October 2001, all payments required to be made under the $3,750,000 Notes, for the first three quarters of 2001 were deferred until the end of the term. In addition, the maturity date of the $3,750,000 Notes was extended to October 11, 2007 from January 11, 2007. Pursuant to the Amendment and Waiver Agreement dated March 29, 2002 among the Company, Willey Brothers and Willey Brothers's lender, and consented to by the noteholders, no payments in respect of the $3,750,000 Notes can be made until all of the obligations are paid, in full, to the lender. No payments have been made under the $3,750,000 Notes to date.

Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of long-lived assets. The standard is effective for fiscal years beginning after June 30, 2002. The Company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

      On April 30, 2002 the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We are currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

      On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will follow the requirements of the statement for any applicable transactions initiated after December 31, 2002.

      In November 2002,  FASB  Interpretation  45,  "Guarantor's  Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

      In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

      Qualitative and Quantitative Disclosure About Market Risk

      The Company's Facility and $3,750,000 Notes expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Facility accrues interest at LIBOR plus an applicable margin or the bank's base rate plus an applicable margin. The $3,750,000 Notes accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining the Company's Revolving Credit Facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000. The fair value was immaterial at December 31, 2002.

      The table below provides information on the Company's market sensitive financial instruments as of December 31, 2002.

                                                            Weighted Average
                                                             Interest Rate
                                    Principal Balance     at December 31, 2002
                                    -----------------     --------------------
      Term Loan                        $2,499,000               6.0000%
      Revolving Credit Facility        $4,000,000               4.3156%
      $3,750,000 Notes                 $7,500,000               3.2700%

      Holding Company and Operating Subsidiaries

      We conduct our operations through our subsidiaries. We have relied, and continue to rely, on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Currently, Willey Brothers is our sole operating subsidiary. The March 29, 2002 Amendment and Waiver Agreement with our lender prohibits Willey Brothers from paying management fees to the Company until the debt is repaid in full to the lender. The debt is due and payable August 22, 2003. Regulations, legal restrictions and contractual agreements could restrict any needed payments from Willey Brothers or any other operating subsidiaries we may subsequently acquire. If we are unable to receive cash funds from Willey Brothers, or from any operating subsidiaries we may acquire in the future, our operations and financial condition will be materially and adversely affected.

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

      Forward-Looking Statements

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the  Securities  Exchange Act of 1934,  as amended,  that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

      o the continued services of Edward T. Stolarski as Chief Executive Officer of BrandPartners Group and Willey Brothers, and of James Brooks as Chief Operating Officer of Willey Brothers;

      o our ability to refinance our existing short term debt at all or on terms favorable to the Company;

      o our ability to reach a settlement acceptable to the Company or to obtain an outcome favorable to the Company in litigating the matter entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., fomerly known as Financial Performance Corporation;

      o our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate acquired businesses;

      o     changes in our business strategies or development plans;

      o     competition;

      o     our ability to grow within the financial services industries;

      o     our ability to obtain sufficient  financing to continue  operations;
            and

     o general economic and business conditions, both nationally and in the regions in which we operate.

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

Item 7.  Financial Statements.

      The audited consolidated financial statements of the Company for the years ended December 31, 2002 and 2001 are set forth at the end of this Annual Report on Form 10-KSB and begin on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information required is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by April 30, 2003.

Item 10.  Executive Compensation.

      The information required is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by April 30, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The information required is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by April 30, 2003.

Item 12.  Certain Relationships and Related Transactions.

      The information required is incorporated by reference from the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by April 30, 2003.

Item 13.  Exhibits and Reports On Form 8-K.

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

      10.2 Restated and Amended Shareholders Agreement, dated as of October 18, 1994, by and among Michaelson Kelbick Partners Inc., Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

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

      10.9 Amendment to Option Agreement, dated as of November 15, 2001, between Jeffrey S. Silverman and Robert Trump (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002).

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

      10.12 Option Agreement, dated November 17, 1999, between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 30,
               1999).

      10.13 Amendment to Option Agreement, dated as of November 15, 2001, between Ronald Nash and Robert Trump (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002).

      10.14 Option Agreement, dated November 17, 1999, between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed November 30,
               1999).

      10.15 Option Agreement, dated November 17, 1999, between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed November 30,
               1999).

      10.16 Stock Option Agreement, dated as of November 17, 1999, between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed November 30, 1999).

      10.17 Stock Option Agreement, dated as of November 17, 1999, between the Company and Ronald Nash (incorporated by reference to Exhibit
               10.11 to the Company's Current Report on Form 8-K filed November 30, 1999).

      10.18 Registration Rights Agreement, dated as of November 17, 1999 by and among the Company, Robert S. Trump, William F. Finley, Jeffrey Silverman and Ronald Nash (incorporated by reference to
               Exhibit 10.12 to the Company's Current Report on Form 8-K filed November 30, 1999).

      10.19 Stock Option Agreement, dated as of January 10, 2000, between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10.20 Stock Option Agreement, dated as of January 10, 2000, between the Company and Ronald Nash (incorporated by reference to Exhibit
               10.40 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10.21 Agreement and Plan of Merger dated February 23, 2000, between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. DeFranco (incorporated by reference to
               Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24, 2000).

      10.22 Employment Agreement, dated April 25, 2000, between the Company and Edward T. Stolarski (incorporated by reference to Exhibit
               10.5 to the Company's Report on Form 10-QSB for the quarter ended March 31, 2000).

      10.23 Stock Option Agreement, dated as of April 26, 2000, between the Company and Edward T. Stolarski, covering 100,000 shares of common stock (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB for the quarter ended March 31,
               2000).

      10.24 Stock Option Agreement, dated as of April 26, 2000, between the Company and Edward T. Stolarski, covering 300,000 shares of common stock (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-QSB for the quarter ended March 31,
               2000).

      10.25 Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation ("Fleet") and Willey Brothers, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

      10.26 Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

      10.27 Amendment and Waiver Agreement, dated as of May 21, 2001, between Fleet and Willey Brothers (incorporated by reference to Exhibit
               10.25 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.28 Second Amendment and Waiver Agreement, dated as of October 22, 2001, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.29 Third Amendment and Waiver Agreement, dated as of March 29, 2002, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

      10.30 Letter Agreement, dated April 17, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

      10.31 Letter Agreement, dated May 15, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

      10.32 Letter Agreement, dated July 11, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

      10.33 Fourth Amendment, dated as of September 25, 2002, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

      10.34 Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald
               Nash, Robert Trump and Laurence DeFranco (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 31, 2001).

      10.35 Amendment, dated as of March 21, 2001, to Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump and Laurence DeFranco (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

      10.36 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

      10.37 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

      10.38 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

      10.39 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

      10.40    Promissory  Note,  dated  February 12, 2001,  made by iMapData in favor  of  Ronald  Nash,  in  the  principal  amount  of  $50,000
               (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
               2000).

      10.41 Promissory Note, dated February 12, 2001, made by iMapData in favor of Jeffrey Silverman, in the principal amount of $50,000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
               2000).

      10.42 Promissory Note, dated February 12, 2001, made by iMapData in favor of William Lilley, in the principal amount of $100,000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
               2000).

      10.43 Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Jeffery S. Silverman, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

      10.44 Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Ronald Nash, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

      10.45 Stock Option Agreement, dated August 9, 2000, between the Company and Jonathan Foster (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

      10.46 Stock Option Agreement, dated August 9, 2000, between the Company Nathan Gantcher (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

      10.47    Stock Option Agreement, dated August 9, 2000, between the Company
               J. William Grimes (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

      10.48 Stockholders' Agreement, dated February 12, 2001, by and among iMapData.com, Inc., Financial Performance Corporation, 1404467 Ontario Limited, BG Media Intermediate Fund L.P., William Lilley and Laurence DeFranco (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

      10.49 Financial Performance Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.50 Financial Performance Corporation 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.51 Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers, Inc. and Corporate Mezzanine II, L.P ("CMII") (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.52 Subordinated Promissory Note, in the Principal Amount of $5,000,000, made by Willey Brothers, Inc. in favor of CMII (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.53 Common Stock Purchase Warrant, dated October 22, 2001, between the Company and CMII (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.54 Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.55 Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers, Inc., CMII and Fleet Capital Corporation (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

      10.56 Amendment No. 1 and Waiver, dated as of May 14, 2002, by and among the Company, Willey Brothers, and CMII (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

      10.57 Amendment No. 2 and Waiver, dated as of August 9, 2002, by and among the Company, Willey Brothers, and CMII (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

      10.58 Form of Warrant Agreement, between the Company and the Warrantholders listed therein, together with Form of Warrant Certificate, executed by each purchaser in the private placement of common stock and warrants through Broadband Capital, LLC as placement agent (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

      10.59 Form of Registration Rights Agreement, between the Company and the Holders listed therein, executed by each purchaser in the private placement of common stock and warrants through Broadband Capital, LLC as placement agent (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

      10.60 Form of Stock Option Agreement, dated as of March 27, 2002, between the Company and each of Jeffrey S. Silverman and Edward
               T. Stolarski, (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002).

      10.61 Stock Redemption Agreement, dated as of October 31, 2002, between the Company and iMapData (incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K filed on November 14, 2002).

      10.62 Pledge and Escrow Agreement, dated as of October 31, 2002, among the Company, iMapData and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 14, 2002).

      10.63 Promissory Note, dated October 31, 2002, made by iMapData in favor of the Company, in the principal amount of $1,550,000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 14, 2002).

      10.64 Letter Agreement, dated October 31, 2002, between the Company and iMapData (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 14, 2002).

      10.65    Letter Agreement,  dated October 16, 2001,  amending the terms of
               i) Stock Purchase Agreement, dated as of January 11, 2001, by and among the Company, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998, ii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust - 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000, and iii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust - 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000.

      10.66 Form of Stock Option Agreement, dated as of March 27, 2002, between the Company and each of Jonathan Foster, Nathan Gantcher and J. William Grimes.

      10.67 Letter Agreement, dated October 9, 2002, between Willey Brothers and CMII.

      10.68 Fifth Amendment, dated as of December 20, 2002, among Fleet, Willey Brothers and the Company.

      10.69 Letter Agreement, dated February 12, 2003, among Fleet, Willey Brothers and the Company.

      10.70 Sixth Amendment, dated as of March 18, 2003, among Fleet, Willey Brothers and the Company.

      10.71 Waiver, dated as of March 31, 2003, by and among the Company, Willey Brothers and CMII.

      23.1     Consent of Grant Thornton LLP.

      99.1     Certification  of Chief Executive  Officer  Pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

      99.2     Certification  of Chief Financial  Officer  Pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.


(b) The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

         (i) The Company's Current Report on Form 8-K dated October 31, 2002 (filed November 14, 2002), in which the Company reported the sale of its majority interest in iMapData to iMapData; and

         (ii) The Company's Current Report on Form 8-K dated December 5, 2002 (filed December 5, 2002) attaching a press release announcing the election of Kenneth Csaplar and Jeffrey Adam Lipsitz to the Board of Directors, and the resignations of Jonathan Foster and Nathan Gantcher from the Board of Directors.

Item 14.  Controls and Procedures.

      Based on their evaluation as of a date within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRANDPARTNERS GROUP, INC.
                                  (Registrant)

                                  By: /s/ Edward T. Stolarski
                                      ------------------------------------
                                      Edward T. Stolarski
                                      Chairman and Chief Executive Officer

                                  Date:  March 31, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                        DATE
       ---------                         -----                        ----

/s/ Edward T. Stolarski    Chairman, Chief Executive Officer
------------------------   (Principal Executive Officer)
Edward T. Stolarski        and Director                          March 31, 2003

/s/ Sharon Burd            Chief Financial Officer (Principal
------------------------    Financial and Accounting Officer)    March 31, 2003
Sharon Burd

/s/ Chet Borgida           Director                              March 31, 2003
------------------------
Chet Borgida

/s/ Kenneth Csaplar        Director                              March 31, 2003
------------------------
Kenneth Csaplar

/s/ Richard Levy           Director                              March 31, 2003
------------------------
Richard Levy

/s/ Jeffrey Adam Lipsitz   Director                              March 31, 2003
------------------------
Jeffrey Adam Lipsitz

/s/ Anthony van Daalen     Director                              March 31, 2003
------------------------
Anthony van Daalen

                                  CERTIFICATION

      I, Edward T. Stolarski, certify that:

      1. I have reviewed this annual report on Form 10-KSB of BrandPartners Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

                                        /s/ Edward T. Stolarski
                                        ---------------------------
                                            Edward T. Stolarski
                                            Chief Executive Officer

                                  CERTIFICATION

      I, Sharon Burd, certify that:

      1. I have reviewed this annual report on Form 10-KSB of BrandPartners Group, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

                                        /s/ Sharon Burd
                                        ---------------------------
                                            Sharon Burd
                                            Chief Financial Officer

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

Report of Independent Certified Public Accountants                       F-2

Financial Statements

      Consolidated Balance Sheets                                     F-3 - F-4

      Consolidated Statements of Operations                              F-5

      Consolidated Statements of Stockholders' Equity                 F-6 - F-7

      Consolidated Statements of Cash Flows                             F - 8

      Notes to Consolidated Financial Statements                      F-9 - F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
   BrandPartners Group, Inc.

We have audited the accompanying consolidated balance sheets of BrandPartners Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and Subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002.

/s/ GRANT THORNTON LLP

New York, New York
March 21, 2003

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                    ASSETS                                 2002          2001
                                                       -----------   -----------

Current assets

   Cash and cash equivalents                           $ 2,812,924   $ 4,225,756
   Accounts receivable, net of allowance for
      doubtful accounts of $113,960 and $96,766
      respectively                                       7,476,432     6,403,173
   Costs in excess of billings                           6,288,532     3,434,747
   Prepaid expenses and deferred charges                   878,700       642,742
   Inventories                                           2,102,909     2,474,087
   Deferred income tax asset, net of valuation
      allowance                                                 --       104,489
   Assets of discontinued operations                            --    12,617,070
                                                       -----------   -----------

        Total current assets                            19,559,497    29,902,064
                                                       -----------   -----------

Property and equipment, net of accumulated
   depreciation                                          1,600,415     1,355,540

Goodwill, net of accumulated amortization               24,271,969    24,271,969

Deferred financing costs                                   472,450       709,094

Other assets                                               270,349       448,629
                                                       -----------   -----------

         Total assets                                  $46,174,680   $56,687,296
                                                       ===========   ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

        LIABILITIES AND STOCKHOLDERS' EQUITY                     2002                2001
                                                             ------------        ------------
Current liabilities
   Revolving credit facility                                 $  4,000,000        $  1,142,352
   Accounts payable and accrued expenses                       14,837,277           8,356,557
   Billings in excess of costs                                  1,116,360             393,298
   Current maturities of long-term debt                         4,568,083           1,513,062
   Other current liabilities                                    1,175,494             434,124
   Liabilities of discontinued operations                              --           3,447,485
                                                             ------------         -----------

         Total current liabilities                             25,697,214          15,286,878
                                                              -----------         -----------

Loan payable to bank                                                   --           6,500,000
Notes and interest payable                                     12,465,008          13,546,308
Capital lease obligations                                           2,445             104,495
Put warrant liability                                              56,295             440,438

Commitments and contingencies                                          --                  --

Stockholders' equity
   Preferred stock, $.01 par value; 20,000,000 shares
      authorized; 1,650,000 shares designated as
      Class A convertible preferred stock, issued and
      converted to common as of August 1, 2001                         --                  --
   Common stock - 100,000,000 shares
      authorized, $.01 par value; 18,163,553
      and 17,857,462 shares issued as of
      December 31, 2002 and 2001, respectively                    181,636             178,575
   Additional paid-in capital                                  40,109,102          39,841,655
   Accumulated deficit                                        (32,024,520)        (18,898,553)
   Treasury stock                                                (312,500)           (312,500)
                                                             ------------        ------------

         Total stockholders' equity                             7,953,718          20,809,177
                                                               ----------         -----------

         Total liabilities and stockholders' equity          $ 46,174,680        $ 56,687,296
                                                             ============        ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                 2002                2001
                                                             ------------        ------------
Revenues                                                     $ 38,879,500        $ 39,693,427
                                                             ------------        ------------

Costs and expenses
   Cost of revenues                                            29,725,975          27,257,861
   Selling, general and administrative                         12,342,643          12,079,997
   Depreciation and amortization                                  889,875           3,521,629
                                                             ------------        ------------

         Total expenses                                        42,958,493          42,859,487
                                                             ------------        ------------

         Operating loss                                        (4,078,993)         (3,166,060)

Interest expense                                               (2,461,632)         (1,965,037)

Other income (expenses)
   Interest income                                                 71,100             236,335
   Management fee income                                          332,160                  --
   Other                                                          348,138            (222,147)
                                                             ------------        ------------

         Total other income                                       751,398              14,188
                                                             ------------        ------------

Loss from continuing operations before income taxes            (5,789,227)         (5,116,909)

         Income taxes                                             167,155             186,890
                                                             ------------        ------------

Loss from continuing operations                                (5,956,382)         (5,303,799)

Loss from discontinued operations                              (7,169,585)         (1,710,760)
                                                             ------------        ------------

               NET LOSS                                       (13,125,967)         (7,014,559)

Beneficial conversion on preferred stock                               --          (2,475,000)
                                                             ------------        ------------

Net loss applicable to common stockholders                   $(13,125,967)       $ (9,489,559)
                                                             ============        ============

Basic and diluted (loss) per share
   Continuing operations                                     $      (0.32)       $      (0.56)
   Discontinued operations                                          (0.39)       $      (0.12)
                                                             ------------        ------------

   Basic and diluted                                         $      (0.71)       $      (0.68)
                                                             ============        ============

   Weighted-average shares outstanding                         18,437,942          13,951,398
                                                             ============        ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                     Years ended December 31, 2002 and 2001

                          Preferred stock          Common stock      Additional                     Treasury stock
                       ---------------------   --------------------    paid-in      Retained     --------------------
                         Shares         $       Shares         $       capital      earnings      Shares        $          Total
                       ----------   --------   ----------  --------  -----------  ------------   --------   ---------   -----------
Balance at
   December 31, 2000                           11,458,040  $114,580  $22,079,129  $ (9,408,994)                         $12,784,715

Shares issued in
   private placement                            2,702,268    27,023    2,839,503                                          2,866,526

Issuance of
   preferred stock      1,650,000   $ 16,500                           3,974,125                                          3,990,625

Conversion of
   preferred stock     (1,650,000)   (16,500)   1,650,000    16,500    2,475,000    (2,475,000)                                  --

Issuance of shares
   for acquisition
   of Willey Brothers                           1,512,500    15,125    6,034,875                                          6,050,000

Beneficial conversion
   on notes payable                                                      666,667                                            666,667

Exercise of options                               150,000     1,500      148,500                                            150,000

Issuance of shares
   for services                                   384,654     3,847      673,918                                            677,765

Options issued for
   services                                                              787,000                                            787,000

Contribution of
   services - officer                                                    150,000                                            150,000

Imputed interest on
   subsidiary notes                                                       12,938                                             12,938

Exchange of Company
   stock for
   IMapData.com,
   Inc. stock                                                                                    (100,000)  $(312,500)     (312,500)


Net loss                                                                            (7,014,559)                          (7,014,559)
                       ----------   --------   ----------  --------  -----------  ------------   --------   ---------   -----------

Balance at
   December 31, 2001           --   $     --   17,857,462  $178,575  $39,841,655  $(18,898,553)  (100,000)  $(312,500)  $20,809,177
                       ==========   ========   ==========  ========  ===========  ============   ========   =========   ===========

The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001

                                              Common stock         Additional                     Treasury stock
                                         ----------------------     paid-in       Retained     --------------------
                                           Shares     Par value     capital       earnings      Shares        $          Total
                                         ----------   ---------   -----------   ------------   --------   ---------    ------------
Balance at December 31, 2001             17,857,462    $178,575   $39,841,655   $(18,898,553)   100,000   $(312,500)   $ 20,809,177

Shares issued in private placement          285,258       2,853       242,655                                               245,508

Issuance of shares for
   services provided                         20,833         208        24,792                                                25,000

Net loss                                                                         (13,125,967)                           (13,125,967)
                                         ----------    --------   -----------   ------------    -------   ---------    ------------


Balance at December 31, 2002             18,163,553    $181,636   $40,109,102   $(32,024,520)   100,000   $(312,500)   $  7,953,718
                                         ==========    ========   ===========   ============    =======   =========    ============



The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                                2002            2001
                                                                                            -----------     ------------
Cash flows from operating activities of continuing operations
   Net loss from continuing operations                                                      $(5,956,382)    $ (5,303,799)
   Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
         Depreciation and amortization                                                          889,875        3,521,629
         Amortization of discount on notes payable                                              410,646          294,608
         Loss on disposal of fixed assets                                                          --             13,691
         Bad debt provision (recovery)                                                           17,194          (63,562)
         Noncash compensation                                                                   310,000        1,114,557
         Put warrant (gain) loss                                                               (384,143)         102,147
         Allowance for obsolete inventory                                                        (7,575)         (15,934)
         Loss on write-down of securities                                                          --            120,000
         Loss on sale of assets                                                                  36,005             --

         Changes in operating assets and liabilities, net of effects from acquisitions
            Accounts receivable                                                              (1,090,453)       2,338,074
            Costs and estimated earnings in excess of billings                               (2,853,785)      (2,313,011)
            Inventories                                                                         378,753          872,943
            Prepaid expenses and other current assets                                          (529,158)         (58,758)
            Other assets                                                                       (164,092)        (766,925)
            Accounts payable and accrued expenses                                             6,480,720       (2,104,333)
            Other liabilities                                                                   741,370          401,974
            Billings in excess of costs                                                         723,062       (1,492,721)
            Interest payable - long term                                                         (9,707)         256,658
            Income taxes                                                                        104,489          573,337
                                                                                            -----------     ------------

         Net cash used in operating activities of continuing operations                        (903,181)      (2,509,425)
                                                                                            -----------     ------------

Cash flows from investing activities of continuing operations
   Acquisition of equipment                                                                    (545,734)        (574,741)
   Proceeds from sale of assets                                                               2,008,995        2,000,000
   Acquisition of Willey Brothers, net of cash acquired                                              --      (14,694,926)
   Loan to officers                                                                             (78,000)              --
   Proceeds from sale of fixed assets                                                                --           75,350
   Purchase of marketable securities                                                                 --          (90,000)
                                                                                            -----------     ------------

         Net cash provided by (used in) investing activities of continuing operations         1,385,261      (13,284,317)
                                                                                            -----------     ------------


Cash flows from financing activities of continuing operations
   Borrowings on credit facility                                                              2,857,648        1,142,352
   Proceeds from long-term debt                                                                      --       13,000,000
   Proceeds from sale of common stock                                                           245,508        2,866,526
   Proceeds from exercise of options/warrants                                                        --          150,000
   Proceeds from sale of preferred stock                                                             --        4,125,000
   Repayment of long-term debt                                                               (5,029,268)      (1,267,651)
   Repayment on loan to officers                                                                 31,200               --
                                                                                            -----------     ------------

         Net cash (used in) provided by financing activities of continuing operations        (1,894,912)      20,016,227
                                                                                            -----------     ------------


         NET INCREASE (DECREASE) IN CASH                                                     (1,412,832)       4,222,485

Cash and cash equivalents, at beginning of year                                               4,225,756            3,271
                                                                                            -----------     ------------

Cash and cash equivalents, at end of year                                                   $ 2,812,924     $  4,225,756
                                                                                            ===========     ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                                              $ 1,251,352     $  1,063,873
                                                                                            ===========     ============
      Taxes                                                                                 $   263,888     $    481,424
                                                                                            ===========     ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

      BrandPartners Group, Inc. operates through its wholly-owned subsidiary, Willey Brothers, Inc. ("Willey Brothers"), acquired on January 16, 2001. Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs.

      The Company has experienced recurring net losses applicable to common stockholders of $13,125,967 and $9,489,559 during the years ended December 31, 2002 and 2001, respectively. Additionally, the Company has had negative cash flows from operations for the years ending December 31, 2002 and 2001.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third party financing. We have been impacted by the economic downturn in the United States, which has resulted in a decline in revenues and profitability at Willey Brothers for the twelve months ended December 31, 2002, and by limitations and restrictions placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility (see Note "G"). The revolving credit facility and term loan (the "Facility") at Willey Brothers expires in August 2003.

      The Company has signed a commitment letter with a commercial bank for a $6,000,000 credit facility with annual renewals, subject to the execution of definitive agreements. The commitment expires June 12, 2003. The Company intends to refinance its debt with a commercial lender under terms and conditions acceptable to the Company but no assurances can be given that the Company will be successful in concluding this or any other financing transaction. If for any reason the Company is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations.

      In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable. In addition, the Company is pursuing various financing arrangements to allow the execution of its business plan. While no assurances can be given, management believes that implementation of these initiatives, the proceeds received from the sale of iMapData and the refinancing of the facility will provide sufficient cash flow for the next twelve months.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Principles of Consolidation

            The consolidated financial statements include the accounts of BrandPartners Group, Inc., its wholly-owned subsidiary, Willey Brothers, from January 16, 2001, and iMapData through October 31, 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

      2.    Revenue Recognition

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

            Revenue from short-term contracts is recognized when the product is shipped and/or the service is rendered.

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

            Uncompleted contracts are included in inventory at the accumulated cost of component units within each contract, not in excess of realizable value. At December 31, 2002 and 2001, the Company recorded an allowance for obsolete inventory of approximately $43,000 and $50,000, respectively.

      5.    Property and Equipment

            Property and equipment are recorded at cost. Depreciation is computed principally on a straight-line basis over the estimated useful lives of the applicable assets ranging from three to seven years.

            Leasehold improvements are amortized over the term of the related lease, or the estimated useful life of the improvement, whichever is less. Significant improvements extending the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in current operating results.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

            Maintenance and repairs are charged to expense, while significant repairs and betterments are capitalized. When property is sold or otherwise disposed of, the cost and related depreciation are removed from the accounts, and any gain or loss is reflected in operations for the period.

      6.    Goodwill and Deferred Financing Costs

            Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis over ten years through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see Note C).

            Deferred financing costs are being amortized on a straight-line basis over 5 - 7 years, the life of the related debt.

      7.    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
            Of

            The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see Note B-17).

      8.    Warranty Costs

            Estimated future warranty costs are provided for in the period of sale for products under warranty based upon past experience. Accrued warranty costs at December 31, 2002 and 2001 were approximately $47,000 and $102,000, respectively, and are included in accrued expenses.

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

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

      10.   Fair Value of Financial Instruments

            The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

               Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments.

               Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

               Long-term debt: The carrying value approximates fair value based on current rates offered to the Company for similar debt.

               Derivative   financial   instruments:   The  carrying   value  is
               re-measured at each balance sheet date based on the fair value of these instruments.

      11.   Leases

            Leases which meet certain criteria are capitalized as capital leases. In such leases, assets and obligations are recorded initially at the present value of the leased assets. The capitalized leases are amortized using the straight-line method over the assets' estimated economic lines. Interest expense relating to the liabilities is recorded to affect a constant rate of interest over the terms and obligations. Leases not meeting capitalization criteria are classified as operating leases and related rentals are charged to expense as incurred.

      12.   Loss Per Share

            Basic and diluted loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted-average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, warrants and convertible securities. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive.

            Potential common shares which would be antidilutive and therefore excluded from the computation of diluted loss per share, consisting of stock options, warrants and convertible debt, were 2,650,000 and 7,055,764 for the years ended December 31, 2002 and 2001, respectively.

      13.   Derivative Instruments and Hedging Activities

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability at its fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the instrument hedged.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

            On April 23, 2001, and in conjunction with obtaining the Company's credit facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. Accordingly, the Company designated the interest rate cap having an aggregate notional amount of $4 million as a cash flow hedge as defined under SFAS No. 133. The contract matures on January 22, 2004. As of December 31, 2002 and 2001, the fair value of the agreement was immaterial.

      14.   Concentration of Credit Risk

            Financial instruments that subject the Company to credit risk primarily consist of accounts receivable and costs in excess of billings (see Note F). Willey Brothers customer base primarily consists of U.S. financial institutions. Management does not believe that significant credit risk exists in connection with the Company's concentration of credit at December 31, 2002.

      15.   Stock-Based Compensation

            The  Company  has  elected  to follow  Accounting  Principles  Board
            Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123, using the assumptions described in Note K:

                                                   Year ended December 31,
                                                   2002               2001
                                               ------------        -----------

            Net loss applicable to
            common stockholders
               As reported                     $(13,125,967)       $(9,489,559)
               Pro forma                        (13,922,670)        (9,704,336)

            Weighted-average shares
            outstanding
               Basic and diluted                 18,437,942         13,951,398

            Net loss per share
               As reported                           $(0.71)            $(0.68)
               Pro forma                              (0.76)            $(0.70)

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

            Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under EITF No. 96-18, as amended by EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation" under APB No. 25 and FASB Interpretation No. 44. Where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

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

      17.   Long-Lived Assets

            In 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of", it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement of ABP 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial statements.

      18.   Recently Issued Accounting Standards

            In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of long-lived assets. The standard is effective for fiscal years beginning after June 30, 2002. The Company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

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

      On July 30, 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will follow the requirements of the statement for any applicable transactions initiated after December 31, 2002.

      In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

      In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

      19.   Reclassifications

            Certain amounts in prior years have been reclassified to conform to the classifications used in 2002.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

20.   Accounts Receivable

      The majority of the Company's accounts receivable are due from companies in the financial services industry. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Periodically the Company reviews accounts receivable to reassess its estimates of collectibility. The Company provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, the Company provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company's valuation reserves to increase include changes in its clients' liquidity and credit quality, other factors negatively impacting clients' ability to pay their obligations as they come due, and the quality of its collection efforts. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest income related to finance charges is subsequently recognized only to the extent that cash is received.

NOTE C - ADOPTION OF SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

      On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

      On January 1, 2002, the Company adopted SFAS No. 142, and accordingly, stopped amortizing goodwill. During the first quarter of 2002 the Company had an evaluation of its goodwill performed, under SFAS No. 142, with no resulting impairment indicated.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE C - (continued)

Net loss and basic and diluted (loss) per share for the twelve months ended December 31, 2002 and 2001 are set forth below as if goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of the previously reported net loss and (loss) per share represents the amortization of goodwill.

           Reconciliation of net loss and (loss) per share

Net Loss
                                                       Twelve Months
                                           December 31, 2002   December 31, 2001
                                           -----------------   -----------------

Reported loss from continuing operations     $ (5,956,000)       $(5,304,000)
Beneficial conversion on preferred stock               --         (2,475,000)
Add back goodwill amortization, net
   of tax                                              --          2,738,000
Reported loss from discontinued
      Operations                               (7,170,000)        (1,711,000)
                                             ------------        -----------
Adjusted net loss applicable to common
   Stockholders                              $(13,126,000)       $(6,752,000)
                                             ============        ===========
         (Loss) per share
         - basic and diluted:

Reported loss from continuing
  operations, per share                            $(0.32)            $(0.38)
Beneficial conversion on
  preferred stock, per share                           --             $(0.18)
Add back goodwill amortization,
   net of tax, per share                               --              $0.20
Reported loss from discontinued
  operations, per share                            $(0.39)            $(0.12)
                                              -----------         ----------
Adjusted net loss per share
  applicable to common stockholders                $(0.71)            $(0.48)
                                              ===========         ==========
Weighted average shares - basic and
  Diluted                                      18,438,000         13,951,000
                                              ===========         ==========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE D - ACQUISITIONS

      Acquisitions are accounted for as purchases and, accordingly, are included in the Company's consolidated results of operations from the date of acquisition. The purchase price is allocated based on the estimated fair values of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

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
                                                                   ===========

      Accumulated amortization at December 31, 2002 and 2001 was $2,738,265 (see Note C).

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE D (continued)

      The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005. The aggregate maximum amount of contingent consideration is $1,800,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey's compliance with certain reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. The Company recorded a liability as of December 31, 2001 of $500,000. A liability for 2002 has not been recorded as the requirements of the earn-out were not met. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt. Pursuant to an agreement with the Company's commercial lender, and consented to by the former shareholders of Willey Brothers, no payments in respect of the earn-out can be made until all of the obligations are repaid, in full, to the commercial lender (see Note H).

      Unaudited pro forma operating results for twelve months ended December 31, 2001, for the Company, assuming the acquisition of Willey Brothers occurred on January 1, 2001, are as follows:

                                                                 2001
                                                             -----------

            Revenues                                         $40,750,000
            Loss from continuing operations                    5,687,000
            Beneficial conversion on preferred stock
               (see Note K)                                    2,475,000
            Loss from discontinued operations                  1,711,000

            Basic and diluted loss per share:
               Continuing operations                              $(0.59)
               Discontinued operations                             (0.12)
                                                             -----------

                                                                  $(0.71)
                                                             ===========

      In 2001 goodwill was amortized on a straight-line basis over a ten-year period for Willey Brothers (see Note B-6). Beginning January 1, 2002 the Company stopped amortizing goodwill in conformance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note C).

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE D (continued)

      ACQUSITION OF COMMONWEALTH ASSETS

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

NOTE E - PROPERTY AND EQUIPMENT

      Property and equipment and related accumulated depreciation are as follows:

                                                         2002         2001
                                                      ----------   ----------

         Computer equipment and software              $  515,688   $  836,840
         Furniture, fixtures and other equipment       1,251,424      462,946
         Leasehold improvements                          405,256      437,584
         Construction in Progress                        325,423          -0-
                                                      ----------   ----------
                                                       2,497,791    1,737,370
         Less accumulated depreciation                  (897,376)    (381,830)
                                                      ----------   ----------

                                                      $1,600,415   $1,355,540
                                                      ==========   ==========

      Depreciation expense was $515,546 and $415,712 for the years ended December 31, 2002 and 2001, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE F - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

      The following is a summary of costs and estimated earnings on uncompleted contracts in comparison to billings at December 31 2002 and 2001:

                                                                                2002                        2001
                                                                             -----------                 ----------

         Branch planning, design and construction costs
            Costs and estimated earnings to date                             $ 4,936,612                 $2,625,338
            Billings to date                                                    (112,659)                   (90,087)
                                                                             -----------                 ----------

                                                                               4,823,953                  2,535,251
                                                                                ---------                  ---------

         Fixture sale and installment contracts
            Costs and estimated earnings to date                               1,351,919                    809,409
            Billings to date                                                  (1,003,700)                  (303,211)
                                                                             -----------                 ----------

                                                                                 348,219                    506,198
                                                                             -----------                 ----------

                                                                             $ 5,172,172                 $3,041,449
                                                                             -----------                 ----------

      The  accompanying   consolidated  balance  sheets  include  the  following
      captions at December 31:

                                                                                2002                        2001
                                                                             -----------                 ----------

         Costs and estimated earnings in excess of billings                  $ 6,288,532                 $3,434,747
         Billings in excess of costs and estimated earnings                   (1,116,360)                  (393,298)
                                                                             -----------                 ----------

                                                                             $ 5,172,172                 $3,041,449
                                                                             ===========                 ==========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE G - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on December 31, 2002 was 6.00% for the term loan and 4.3156% for the revolving credit facility. As of December 31, 2002, the outstanding balances under the term loan and the revolving credit facility were $2,499,045 and $4,000,000, respectively. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002 and March 18, 2003 and by a letter agreement dated February 12, 2003. The March 18, 2003 Amendment extends the expiration of the facility to August 22, 2003, extends the payment terms for the amendment fee and requires additional pre-payments of principal. The various amendment and waivers waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the credit facility and restrict the payments of certain other obligations. The September 25, 2002 Amendment increased the availability under the revolving credit facility and extended the payment terms for the amendment fee. The December 20, 2002 Amendment permanently applied $4,000,000 of cash, restricted by the March 29, 2002 Amendment and Waiver Agreement, to the term loan and extended the payment terms for the amendment fee. The February 12, 2003 letter agreement re-extended the payment terms for the amendment fee. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The facility is guaranteed by the Company. The Company has signed a commitment letter with a commercial bank for a $6.0 million credit facility subject to the execution of definitive agreements. The commitment expires June 12 2003. The Company intends to refinance its debt with a commercial lender under terms and conditions acceptable to the Company. No assurances can be given that the Company will be successful in concluding this or any other financing transaction. If for any reason Willey Brothers is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers. Total amendment fees and expenses of approximately $857,000 have been expensed as incurred. At December 31, 2002 the Company had a liability for such fees of $580,000.



      The maturities on the term loan payable at December 31, 2002 are as follows:

            Year Ending December 31,

                   2003                            $2,499,045
                                                   ==========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE H - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at December 31, 2002 and 2001:

                                                         2002          2001
                                                     -----------    -----------

         Notes payable (1) (2)                       $14,500,000    $14,500,000
         Discount on notes payable                      (299,704)      (710,350)
         Interest payable                                246,951        256,658
         Less current maturities, net of discount     (1,982,239)      (500,000)
                                                     -----------    -----------
                                                     $12,465,008    $13,546,308
                                                     ===========    ===========

      Notes  payable of $14.5  million  consist of the  following at December 31
      2002:

      (1) Two subordinated convertible promissory notes totaling $7,500,000, and two convertible promissory notes, totaling $2,000,000 (collectively the "Seller Notes"). The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share at the option of the Company or the noteholder. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of December 31, 2002 was 3.27%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company, at the option of the noteholder, at $3.00 per share. The aggregate beneficial conversion of the $2.0 million notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the noteholders, all payments required to be made under each of the Seller Notes for the first three quarters of 2001 were deferred until the end of the term, the maturity date on the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $7.5 million notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver Agreement dated March 29, 2002, with the commercial lender (see Note G) and consented to by the noteholders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the commercial lender.

      Current maturities consist of the following at December 31, 2002 and 2001:

                                                   2002            2001
                                                ----------      ----------

            Seller Notes                        $1,982,239      $  500,000
            Term Loan (Note G)                   2,499,045         937,500
            Capital Lease Liability                 86,779          75,562
                                                ----------      ----------
                                                $4,568,083      $1,513,062
                                                ==========      ==========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001



NOTE H (continued)

      (2) A subordinated promissory note in the principal amount of $5,000,000 issued to a third party. The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (PIK amount). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. The Company has received a waiver from such certain financial covenants through March 31, 2003.

      Concurrently and in connection with the issuance of the note, BrandPartners Group, Inc. issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the warrants totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the put warrant has been recorded. Changes to the future fair value of the put warrants will be recorded in accordance with SFAS No. 133 and charged to other income or loss. At December 31, 2002 a put warrant gain in the amount of $384,000 was recorded and the put warrant liability reduced. At December 31, 2001 a put warrant loss in the amount of $102,000 was recorded and the put warrant liability increased.

      Pursuant to a letter agreement dated October 9, 2002 between the noteholder and Willey Brothers, the noteholder waived its rights to demand immediate payment of the subordinated promissory note and to put the warrants to Willey Brothers, which rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer. The Company has received waivers from certain financial covenants through March 31, 2003. At December 31, 2002, the Company had a liability of approximately $56,000 related to the put warrants.

NOTE I - INCOME TAXES

      The provision for income taxes for the year ended December 31, 2002 and 2001 is as follows:

                                                  2002          2001
            Current                             --------      --------
               Federal                          $     --      $     --
               State                              63,155       186,890
                                                --------      --------
                                                  63,155       186,890
                                                --------      --------
            Deferred
               Federal                            80,600            --
               State                              23,400            --
                                                --------      --------
                                                 104,000            --
                                                --------      --------
                                                $167,155      $186,890
                                                ========      ========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE I (continued)

      The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rates.

                                             Year Ended           Year Ended
                                          December 31, 2002    December 31, 2001
                                          -----------------    -----------------

      U.S. federal statutory rate              (34.0)%             (34.0)%
      Permanent differences                      23.1               15.3
      Change in valuation allowance              12.8               22.0
      State taxes, net of
        federal benefit                          (1.5)              (1.3)
      Other                                        .9                1.0
                                               ------              -----
                                                  1.3%               3.0%
                                               ======              =====

      The Company and its subsidiary generated losses for income tax purposes of approximately $4,666,000 and $1,364,000 for the years ended December 31, 2002 and 2001, respectively, and capital losses of $487,000 for the year ended December 31, 2001.

      Significant components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows:

         Deferred tax assets                          2002             2001
                                                  ------------     -----------
            Net operating loss carryfowards       $ 4,400,000     $ 2,553,600
            Capital loss carryfowards                      --         194,800
            Accumulated depreciation
               and amortization                       105,200          70,800
            Warranty Reserve                           18,800              --
            Stock Options                             314,800         200,800
            Allowances for receivables                 45,600          38,720
            Inventory Allowance                        17,200          20,000
            Bonus Accrual                              -0-            100,000
            Vacation Reserve                           90,700         103,000
                                                  ------------     ----------

                                                    4,992,300       3,281,720
                                                  ------------     ----------
         Deferred tax liabilities
            Deferred state tax liability               -0-            (14,850)
            Valuation allowance                    (4,992,300)     (3,162,381)
                                                  ------------     -----------

                                                   (4,992,300)     (3,177,231)
                                                  ------------    -----------

Deferred income tax asset, net                    $    -0-        $   104,489
                                                  ============    ===========

      At December 31, 2002, the Company has net operating loss carryforwards of approximately $11.0 million, which expire at various dates through 2022, available to offset future taxable income. At December 31, 2002, the Company had a deferred tax asset amounting to approximately $5.0 million. The deferred tax asset consists primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount, due to the uncertainty of the recognition of certain deferred income tax assets, primarily the net operating loss carryforwards. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. The balance of the deferred tax asset at December 31, 2002 represents timing differences between book income and taxable income. Approximately $193,000 of the estimated net operating loss carryforward available at December 31, 2002 will expire in 2003.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE J - CONCENTRATIONS

      Significant Customers

      For the twelve months ended December 31, 2002 one customer accounted for approximately 14% of the Company's revenues. For the twelve months ended December 31, 2001, three customers accounted for approximately 15%, 11% and 10% of the Company's revenues.

      Concentration of Credit Risk

      The Company maintains its cash and cash equivalents with major financial institutions. The balances at December 31, 2002 exceed federally insured limits. The Company performs periodic evaluations of the relevant credit standings of these financial institutions in order to limit the amount of credit exposure.

NOTE K - STOCKHOLDERS' EQUITY

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

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE K (continued)

      Private Placement of Equity

      During the fourth quarter of 2001 and the first quarter of 2002, the Company issued shares and warrants in a private placement offering. The offering was completed on February 5, 2002. During the year ended December 31, 2001, the Company received net proceeds of $2,976,250 and issued 2,702,268 shares of common stock and common stock purchase warrants to acquire an additional 4,728,959 shares of the Company's common stock at various prices ranging from $1.056 to $3.00 per share. During 2002, the Company received additional net proceeds from the offering of $311,800 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company's common stock at various prices ranging from $1.152 to $3.00 per share. The warrants are exercisable until November 30, 2006. The proceeds were used for working capital purposes.

      Stock Options

      During 2001, the shareholders approved the Company's 2001 Incentive Stock Plan. The plan provides for the reservation and availability of up to 5,000,000 shares of common stock, subject to future stock splits, stock dividends, reorganizations and similar events. The exercise price of incentive stock options may not be less than the fair market value on the date of grant. The plan provides for options to be granted to officers, directors, and employees of the Company. During the years ended December 31, 2002 and 2001, the Company granted 2,017,815, net of cancellations, and 50,000 stock options, respectively, to officers, directors and employees under the plan.

      The Company has also issued stock options to certain individuals and companies under letter agreements. During the year ended December 31, 2001, 567,045 options to purchase shares were issued under such agreements.

      The options granted have an exercise price at least equal to the fair value of the Company's stock, and expire at various times through 2010. The options granted vest immediately, after one year or over a two or five year period.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE K (continued)

      A summary of the activity at December 31 is as follows:

                                                                    2002                            2001
                                                         -------------------------        -------------------------
                                                                         Weighted-                        Weighted-
                                                                          average                          average
                                                         Warrants/        exercise        Warrants/        exercise
                                                          options          price           options          price
                                                         ---------       ---------        ---------       ---------

         Outstanding - January 1                         6,850,545        $ 5.80          6,383,500         $6.02
         Granted                                         2,333,228          1.06            617,045          2.14
         Exercised                                                                         (150,000)         1.00
         Cancelled                                       (317,913)         (1.09)                (0)           (0)
                                                         --------         ------          ----------        ----

         Outstanding - December 31                       8,865,860        $ 4.72          6,850,545         $5.80
                                                         =========        ======          =========         =====

         Weighted-average fair value of
            options and warrants granted
            during the year                                               $ 0.92                            $2.08
                                                                          ======                            =====

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2001, respectively: (1) average expected volatility of 125.88% and 119.045%, (2) average risk-free interest rates of 4.69% and 3.77%, and (3) expected lives of five and eight years for year ended December 31, 2002 and five years for 2001.

      The following table summarizes information concerning outstanding and exercisable options and warrants that were granted at the fair market value on the date of grant, at December 31, 2002.

                                                        Outstanding       Outstanding                       Exercisable
                                     Outstanding         weighted-         weighted-       Exercisable       weighted-
                                        as of             average           average           as of           average
             Range of                December 31,        remaining         exercise        December 31,      exercise
         exercise price                  2002           life (years)         price             2002            price
         --------------              ------------       ------------      -----------      ------------     ----------
         $0.43 - $  6.06              3,033,500             2.06            $ 0.68           3,033,500        $ 0.68
         $2.75 - $14.50               3,200,000             2.28             11.35           3,200,000         11.35
         $0.92 - $4.63                  614,545             2.49              2.13             536,945          2.11
         $0.76 - $1.07                2,017,815             4.44              1.06             700,000          1.07
                                      ---------                                              ---------

                                      8,865,860                                              7,470,445
                                      =========                                              =========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE L - EMPLOYEE BENEFIT PLANS

      The Company maintains a 401(k) profit-sharing plan for all eligible employees. Through a salary reduction program, the plan allows employee contributions on a pretax basis. There are no minimum corporate contributions required under the plan. The Company may make a discretionary matching contribution based on a percentage of participants' contributions. The Company may also make a discretionary profit-sharing contribution for the benefit of all eligible employees. Participants in the plan vest in Company contributions on a graduated scale over a five-year period. For the years ended December 31, 2002 and 2001, the Company did not accrue any discretionary matching or profit-sharing contributions.

NOTE M- COMMITMENTS AND CONTINGENCIES

      The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE M (continued)

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

      Litigation

      A Verified Amended Complaint (the "Complaint") was filed in the Supreme Court of the State of New York, County of New York, on January 15, 2002, in connection with an action entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation (Index No. 111385/98). The Complaint sought a declaration that plaintiffs were entitled to exercise warrants issued to them by the Company in 1993 to purchase an aggregate of 1,698,904 shares of the common stock of the Company at $.10 per share in accordance with their terms, without adjustment for a one-for-five reverse stock split
      declared  by  the   Company  in  1996,   and  damages  in  the  amount  of
      approximately $28 million. The Complaint was filed subsequent to a decision of the Court of Appeals of the State of New York reinstating Plaintiffs' claim for a declaration that they were entitled to exercise the warrants in accordance with their terms, which claim had previously been dismissed by the New York County Supreme Court, whose dismissal was affirmed by the Appellate Division, First Department. The Company served a Verified Answer to the Complaint, including affirmative defenses, on March 8, 2002. On January 30, 2003 the New York County Supreme Court denied summary judgment motions made by both the plaintiffs and the Company, and on February 27, 2003 the court set a June discovery cut-off date and deadline for filing of a note of issue. Although the Company believes that it has substantial defenses to the claims and damages sought, at this time, no assurance can be made as to what effect, if any, the outcome of this matter will have on the Company or its financial position, which effect could be material. Accordingly, the Company has entered into settlement negotiations with the plaintiffs. No assurances can be given that the Company will be able to negotiate a settlement of this matter at all or on terms favorable to the Company. In the event that the Company is unable to arrive at an acceptable settlement with the plaintiffs, the Company intends to litigate this matter vigorously. Management is currently unable to estimate the amount of any potential settlement relating to this matter.

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

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE M (continued)

      Future minimum rental commitments under all non-cancelable leases are as follows:

                                                       Commitments
                                                       -----------
         Years ending December 31,
            2003                                        $1,032,000
            2004                                           882,000
            2005                                           903,000
            2006                                           837,000
            2007                                           671,000
            Thereafter                                   1,342,000
                                                        ----------

                                                         5,667,000

            Amounts representing interest                   (7,000)
                                                        ----------

                                                        $5,660,000
                                                        ==========

      During the fourth quarter of 2002 the Company's licensee defaulted on its license agreement with the Company for the rental of office space at 777 Third Avenue. After taking all measures available to it, the Company executed its right to terminate the license agreement on January 18, 2003. The terminated agreement provided for annual rental of $200,000 and expired on December 31, 2004. The Company has engaged a collection agency to pursue its claims against the licensee. The Company has not recorded a receivable, as the outcome of the collection proceedings is still uncertain.

      Rent and equipment leasing expense for the years ended December 31, 2002 and 2001 was $1,394,952 and $1,222,160, respectively.

NOTE N - TRANSACTIONS WITH SIGNIFICANT STOCKHOLDERS

      For the year ended December 31, 2002 the Company granted stock options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $1.07 and recorded cash compensation of $369,000 paid to its deceased, former, Chief Executive Officer. Of the options granted 500,000 were vested on the date of grant, 500,000 vested on January 1, 2003 and 500,000 vest January 1, 2004. For the year ended December 31, 2001 the Company recorded compensation expense and additional paid-in capital of $150,000 for services contributed by such deceased, former Chief Executive Officer.

      During December 2001, the Company repaid two stockholders' notes totaling $490,000.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE O - REDUCTION IN WORKFORCE

During the twelve months ended December 31, 2002, the Company's Willey Brothers subsidiary recorded a charge, primarily for severance and termination benefits, of approximately $430,000 relating to a reduction in workforce of 53 employees which was the result of aligning Willey Brothers' workforce with market demands for its services and products. All of the affected employees have been terminated and are no longer employed by Willey Brothers. The charge of $430,000 is included in selling, general and administrative expense at December 31, 2002. There is no remaining liability at December 31, 2002.

NOTE P - DISCONTINUED OPERATIONS

On October 31, 2002, the Company disposed of its majority interest in its subsidiary, iMapData.com, Inc., for $2,000,000, through a sale to iMapData's minority shareholders. In connection with the sale, the Company recorded an impairment of $6,603,000 at September 30, 2002.

The amounts of the net assets held for sale as of December 31, 2001 are as follows:

   Assets
      Cash and cash equivalents                         $ 1,443,000
      Goodwill                                           10,286,000
      Accounts receivable                                   465,000
      Other current assets                                  150,000
      Property and equipment, net                           174,000
      Other assets                                           99,000
                                                        -----------

            Total assets                                 12,617,000
                                                        -----------

Liabilities
      Accounts payable and accrued expenses                 399,000
      Notes payable to shareholders                         100,000
      Minority interest                                   2,948,000
                                                        -----------

            Total liabilities                             3,447,000
                                                        -----------

            Net assets held for sale                    $ 9,170,000
                                                        ===========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE P (continued)

      A summary of operating results for iMapData, from the period January 1, 2002 through October 31, 2002 and for the year ended December 31, 2001, is as follows:

                                                         2002         2001
                                                      ----------   ----------

         Revenues                                     $2,091,000   $1,971,000
                                                      ----------   ----------

         Cost and expenses
            Cost of revenues                           1,467,000    1,558,000
            Selling, general and administrative
               expenses                                1,254,000    1,709,000
            Impairment of goodwill                     6,603,000       -0-
            Depreciation and amortization                 82,000      808,000
                                                      ----------   ----------

                                                       9,406,000    4,075,000
                                                      ----------   ----------

         Operating loss                                7,315,000    2,104,000
                                                      ----------   ----------

         Other income (expense)
            Interest income                                8,000       36,000
            Minority interest                            323,000      365,000
                                                      ----------   ----------

                                                         331,000      401,000
                                                      ----------   ----------

         Loss before income taxes and change in
            accounting principle                       6,984,000    1,703,000

         Income taxes                                         --        8,000
                                                      ----------   ----------

         Loss before change in accounting
            Principle                                  6,984,000   $1,711,000

         Change in accounting principle                  186,000           --
                                                      ----------   ----------

         Net loss from discontinued operations        $7,170,000   $1,711,000
                                                      ==========   ==========


      In the fourth quarter ended December 31, 2001, the deferred rent liability recorded on the books of the Company totaling $336,000 was reversed and taken into income due to the assignment of the lease to MKP as of October 1, 2001. This is reflected in the selling, general and administrative expense line. MKP was classified as a discontinued operation in the year ended December 31, 2000.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE Q - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

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

                           December 31, 2002 and 2001

NOTE Q (continued)

      On July 2, 2001, the Company issued 10,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share (the closing price of the stock on March 1, 2001). Consulting expense, common stock and additional paid-in capital were increased for the transaction.

      On July 3, 2001, the Company issued 100,000 options to a consultant in connection with a consulting agreement that expired December 31, 2001. The options have a Black-Scholes valuation of approximately $190,000. Consulting expense, common stock and additional paid-in capital were increased for the transaction.

      On July 3, 2001, the Company issued 300,000 options to a consultant in connection with a consulting agreement with a term of one year. The options have a Black-Scholes valuation of approximately $570,000. Prepaid expense, common stock and additional paid-in capital were increased for the transaction. The prepaid expense was amortized over the term of the agreement.

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

      On November 6, 2001, the Company issued 5,264 shares of common stock to a law firm that provides legal services to the Company. The shares were valued at the fair market value at the time of grant. Legal expense, common stock and additional paid-in capital were increased for the transaction.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE R - FOURTH QUARTER ADJUSTMENT

      During the fourth quarter of 2001, the Company recorded post-acquisition adjustments, relating to pre-acquisition contingencies and accruals, applicable to its acquisition of Willey Brothers, on January 16, 2001, of approximately $948,000. All prior quarterly amounts have been restated in the Company's Reports on Form 10-QSB for 2002.

NOTE S - RELATED PARTY TRANSACTIONS

      On February 1, 2002, a subsidiary of the Company advanced $78,000 to two officers of the subsidiary. The original terms of the note called for payment in two installments on September 30, 2002 and December 31, 2002. The notes bear interest at the rate for Federal short-term debt instruments. At December 31, 2002, this interest rate was 2.66%.

      On April 3, 2002, the note of one of the officers was repaid in full with interest. The due date on the remaining note was extended to December 31, 2003.