Form 10KSB/A
period 2002-12-31
BRANDPARTNERS GROUP INC
filed 2003-04-30
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                  FORM 10-KSB/A

                                (Amendment No. 1)

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

         Yes   X           No    ____
             ------

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



     Transitional Small Business Disclosure Format (check one). Yes ___ No X
                                                                          ---

                                    PART III

Item 9.  Directors, and Executive Officers of the Registrant.

Directors, Executive Officers and Significant Employees

         The following table sets forth certain information, as of April 25, 2003, concerning our directors and executive officers (the Company has no significant employees who are not also executive officers):

Name                      Age       Position
----                      ---       --------
Chet Borgida              58        Director (term expiring 2003)
Kenneth Csaplar           46        Director (term expiring 2005)
Richard Levy              68        Director (term expiring 2005)
Jeffrey Adam Lipsitz      37        Director (term expiring 2003)
Edward T. Stolarski       41        Chairman of the Board (term expiring 2004);
                                    Chief Executive Officer and Secretary
Anthony van Daalen        44        Director (term expiring 2004)
Sharon Burd               50        Chief Financial Officer and Treasurer

         Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

         Chet Borgida joined the Board, the Audit Committee and the Compensation Committee in March 2003. Mr. Borgida is a Senior Vice President and Chief
Financial Officer of Cross Media Marketing Corporation, a technology-driven direct marketing company. Prior to joining Cross Media, Mr. Borgida spent over 25 years at Grant Thornton LLP, where he became a partner in 1977. Mr. Borgida has been a director and Chairman of the Audit Committee of Correctional Services Corporation since November 2002. He is a certified public accountant and is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

         Kenneth Csaplar joined the Board, the Audit Committee and the Compensation Committee in December 2002. Mr. Csaplar has been a Managing Director of Trenwith Securities, LLC, a middle market investment banking subsidiary of BDO Seidman, LLP, since May 2002. Mr. Csaplar was a Managing Director of Arthur Andersen's New England Corporate Finance Group from June 1999 until April 2002, and was a Managing Director of Fleet Financial Group's mergers and acquisitions department from May 1997 to May 1999. Prior to joining Fleet, Mr. Csaplar spent over thirteen years with Brown Brothers Harriman & Co.

         Richard Levy has been a director of the Company since April 1994 and was Secretary of the Company from 1994 through August 2001. Since October 2000, Mr. Levy has been a Senior Managing Director of Insignia/ESG, a real estate management and brokerage firm. From March 1998 to October 2000, Mr. Levy was a Senior Vice President of Tishman Real Estate Services, a real estate consulting and brokerage firm. Until March 1998, Mr. Levy was a Senior Director of Cushman & Wakefield, Inc., a real estate consulting and brokerage firm, and was employed by such firm for almost 40 years.

         Jeffrey Adam Lipsitz became a director of the Company in December 2002. Mr. Lipsitz has been a Principal and Managing Director of Cortec, a private equity firm, since October 1998. Prior to joining Cortec, Mr. Lipsitz spent twelve years with PLY GEM Industries, Inc., where he was named Executive Vice President in 1997.

         Edward T. Stolarski has been a director of the Company since May 2000, was elected Chief Executive Officer of the Company in September 2002 and was elected Chairman of the Board in October 2002. Mr. Stolarski was elected Co-Chief Executive Officer and Co-Chairman of the Board of Willey Brothers, Inc., the Company's wholly-owned subsidiary, in April 2002, and became sole Chairman and Chief Executive Officer in July 2002. In addition, Mr. Stolarski has served as Secretary of the Company since August 2001. From May 2000 until September 2002, Mr. Stolarski served as Executive Vice President of the Company, and from June 2000 until March 2003 he served as Chief Financial Officer of the Company. From 1987 to 2000, Mr. Stolarski was employed by GE Capital Corporation, where he was a Senior Vice President.


         Anthony van Daalen joined the Board, the Audit Committee and the Compensation Committee in March 2003. Since October 2002 Mr. van Daalen has been Senior Vice President - Fixed Income Management, of Wright's Investors' Services, an investment management and financial advisory firm. From February 2001 until September 2002, Mr. van Daalen was Chief Investment Officer of Finest and Bravest Services Inc., from July 1999 through February 2001 he was a Director at Credit Suisse Asset Management, and from January 1992 until July 1999 he was with E. M. Warburg Pincus, LLC, where he became a Senior Vice President in 1996. Mr. van Daalen holds NASD Series 7 and Series 63 licenses, and is a Chartered Financial Analyst.

         Sharon Burd was elected Treasurer of the Company in June 2002 and became Chief Financial Officer of the Company in March 2003. In addition, Ms. Burd was elected as a director of Willey Brothers in November 2002. Ms. Burd served as Vice President and Corporate Controller of the Company from March 2001 through March 2003. From December 1999 to March 2001, Ms. Burd was employed by New Plan Excel Realty Trust, Inc., a real estate investment trust, where she became Director of Financial Reporting in June 2000. Prior to joining New Plan, Ms. Burd served as a consultant for various private and public companies. She is a certified public accountant and is a member of the New York State Society of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of any class of its equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

         The Company believes, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, that all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with during the year 2002 and prior years, except that late Form 3s were filed for each of Mr. Csaplar and Mr. Lipsitz.

Item 10.  Executive Compensation

         The following table shows, for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, the compensation awarded to, earned by or paid to the Company's current and former Chief Executive Officers, the only individuals for whom such information is required:

                                                                                       Long Term
                                                      Annual Compensation            Compensation
                                                    -----------------------             Awards            All Other
                                                    Salary            Bonus             Options          Compensation
Name and Principal Position          Year              $                $                  #                   $
---------------------------          ----           ------            -----          -------------       ------------
Jeffrey S. Silverman(1)              2002           265,000              --           1,500,000(2)          94,837(3)
   Chairman of the Board and         2001                --              --                  --                 --
   Chief Executive Officer           2000                --              --           1,000,000(4)              --

Edward T. Stolarski(5)               2002           250,000         350,000(6)          150,000(7)              --
   Chairman of the Board,            2001           250,000         575,000(8)               --            184,125(8)
   Chief Executive Officer and       2000           171,000                             400,000(9)              --
   Secretary

(1) Mr. Silverman was elected to the Board of Directors in November 1999 and served as Chairman and Chief Executive Officer from January 2000 until his death in September 2002.

(2) On March 26, 2002 the Company granted to Mr. Silverman options to purchase 1,500,000 shares of common stock of the Company, at an exercise price of $1.07 per share, the market price of the Company's common stock on the date of grant. The options expire on March 25, 2007, and are exercisable as follows: 500,000 on or after the date of the grant; 500,000 on or after January 1, 2003; and 500,000 on or after January 1, 2004.


(3) Represents payment of $63,587 in respect of premiums for Mr. Silverman's personal life insurance policy and $31,250 paid on behalf of Mr. Silverman in respect of personal tax and accounting services.


(4) In January 2000, at the time Mr. Silverman became Chief Executive Officer of the Company, Mr. Silverman agreed to accept, in lieu of salary for 2000, options to purchase 1,000,000 shares of common stock of the Company, exercisable for five years, at an exercise price of $14.50 per share, the market price of the Company's common stock on the date of grant, January 10, 2000.

(5) Mr. Stolarski was elected Chief Executive Officer in September 2002 and Chairman of the Board in October 2002. He joined the Company as Executive Vice President on May 15, 2000, was elected to the Board of Directors in May 2000 and served as Chief Financial Officer from June 2000 until March 2003. Mr. Stolarski and the Company are parties to an employment agreement dated April 26, 2000 (see "Employment Contracts and Termination of Employment and Change-in-Control Agreements" below).

(6) Includes a guaranteed minimum bonus of $150,000 with respect to the contract year beginning May 15, 2001 and ending May 14, 2002, and a performance based bonus of $100,000 for the successful completion of a private placement of common stock and warrants in February 2002, each paid pursuant to Mr. Stolarski's employment agreement. Also includes $100,000 of the $150,000 guaranteed minimum bonus payable pursuant to Mr. Stolarski's employment agreement with respect to the contract year beginning May 15, 2002 and ending May 14, 2003.

(7) On March 26, 2002 the Company granted to Mr. Stolarski options to purchase 150,000 shares of common stock of the Company, at an exercise price of $1.07 per share, the market price of the Company's common stock on the date of grant. The options expire on March 25, 2007, and are exercisable as follows: 50,000 on or after the date of the grant; 50,000 on or after January 1, 2003; and 50,000 on or after January 1, 2004.

(8) Includes performance based bonuses of cash and stock (such stock reflecting the fair market value on the date of issuance) paid pursuant to Mr.
     Stolarski's employment agreement for the successful completion of the acquisition of, and financing for, Willey Brothers in January 2001 and the securing of $5,000,000 in mezzanine financing for Willey Brothers in October 2001.

(9) On April 26, 2000, as an inducement to join the Company, the Company granted to Mr. Stolarski options to purchase an aggregate of 400,000 shares of common stock of the Company at an exercise price of $6.38 per share, the market price of the Company's common stock on the date of grant. The options expire on April 26, 2005, and became exercisable as follows:
     100,000 on or after the date of grant; 150,000 on or after April 27, 2001; and 150,000 on or after April 27, 2002.

Stock Options

         The following table contains information concerning the grant of stock options during 2002 to each of the Company's executives listed in the Summary Compensation Table above receiving stock options during such period.

         No matter what theoretical value is placed on a stock option on the date of grant, its ultimate value will depend on the market value of the Company's common stock at a future date. If the price of the Company's common stock increases, all stockholders will benefit commensurably with the optionees. The stock options will have no value to the executives named above or other optionees if the price of the Company's common stock does not increase above the exercise price of the option.

                        Option Grants in Last Fiscal Year


                              Number of
                             Securities              % of Total
                             Underlying            Options Granted      Exercise or
                           Options Granted          to Employees        Base Price       Expiration
Name                             (#)                in Fiscal Year         ($/Sh)            Date
----                       ---------------         ---------------      ------------     -----------
Jeffrey S. Silverman           1,500,000                  79.6%            $1.07            3/25/07
Edward T. Stolarski              150,000                   8.0%            $1.07            3/25/07

         The options granted to Messrs. Silverman and Stolarski are exercisable as follows: 1/3 on or after March 26, 2002; 1/3 on or after January 1, 2003; and 1/3 on or after January 1, 2004. All options were granted at market price at the date of grant for a term of five years.

Option Exercises and Holdings

         The following table sets forth information with respect to the Company's executives listed in the Summary Compensation Table above concerning the number of unexercised options and the value of unexercised options held by such executives as of the end of 2002. No options were exercised by such executives during 2002.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                Number of Securities              Value of In-the-Money
                               Underlying Unexercised              Unexercised Options
                                  Options at FY-End                    at FY-End($)
                             ----------------------------    -------------------------------
Name                         Exercisable    Unexercisable    Exercisable       Unexercisable
----                         -----------    -------------    -----------       -------------
Jeffrey S. Silverman           2,500,000        1,000,000         0                  0
Edward T. Stolarski              450,000          100,000         0                  0

         Of the 2,500,000 options exercisable for Mr. Silverman, 1,000,000 are at an exercise price of $14.50 per share, 1,000,000 are at an exercise price of $.43 per share and 500,000 are at an exercise price of $1.07 per share. Of the 450,000 options exercisable by Mr. Stolarski, 400,000 are at an exercise price of $6.38 per share and 50,000 are at an exercise price of $1.07 per share.

                      Equity Compensation Plan Information

         The following table sets forth information with respect to compensation plans under which the equity securities of the Company are authorized for issuance as of the end of 2002.


                                   Number of securities to be       Weighted average
                                     issued upon exercise of       exercise price of        Number of securities
                                      outstanding options,        outstanding options,      remaining available
Plan Category                          warrants and rights        warrants and rights       for future issuance
-------------                          -------------------        -------------------       -------------------
                                               (a)                         (b)                        (c)

Equity compensation plans                6,917,815(1)                      $5.52                  2,932,185(2)
approved by security holders

Equity compensation plans not            1,948,045(3)                      $1.87                       N/A
approved by security holders

Total                                    8,865,860                         $4.72                   2,932,185

(1) Represents options granted under the 2001 Stock Incentive Plan and under certain other individual compensation arrangements as of December 31, 2002.

(2)  Represents  options  remaining for issuance under the 2001 Stock  Incentive
     Plan.

(3) Represents: an aggregate of 275,000 ten year warrants exercisable at $1.00 per share granted on September 16, 1996 to four officers and directors of the Company and its then subsidiary, Michaelson Kelbick Partners, Inc. ("MKP"); an aggregate of 8,500 ten year warrants exercisable at $1.00 per share granted on September 16, 1996 to two employees of MKP; an aggregate of 100,000 warrants exercisable until November 30, 2004 at $0.50 per share granted on December 29, 1997 to two officers and directors of the Company and MKP; an aggregate of 550,000 warrants exercisable until November 30, 2004 at $0.50 per share granted on October 21, 1998 to five officers and directors of the Company and MKP; 100,000 five year options, exercisable at $6.06 per share, granted on December 1, 1999 to the Company's landlord in consideration of entering into a renewal lease for the premises located at 777 Third Avenue, New York, NY; 50,000 eight year options, exercisable 25% per year cummulatively at $7.00 per share, granted on July 3, 2000 to a consultant of the Company; 300,000 five year options, exercisable at $2.75 per share, granted on November 28, 2000 to a law firm providing services to the Company; an aggregate of 43,000 five year options, exercisable at $4.63 per share, granted on January 11, 2001 to ten employees of Willey Brothers; an aggregate of 97,000 five year options, exercisable 20% per year cumulatively at a price of $2.25 per share, granted on March 7, 2001 to twelve employees of Willey Brothers; 100,000 five year options, exercisable at $2.03 per share, granted on July 3, 2001 to a consultant of the Company; 300,000 three year options, exercisable at $2.03 per share, granted on July 3, 2001 to a consultant of the Company; and 24,545 five year options, exercisable beginning December 3, 2002 at a price of $1.10 per share, granted on December 3, 2001 to a consultant of the Company. All options and warrants became fully exercisable on the date of grant unless otherwise indicated.


Director Compensation

         We do not have a standard arrangement relating to the compensation of our directors. Historically, directors have been compensated for their services and attendance at meetings through the grant of options and warrants to purchase shares of common stock of the Company, and directors are eligible to receive grants under the Company's 2001 Stock Incentive Plan. Directors are also reimbursed for expenses incurred in attending Board and committee meetings. Directors who are also officers are not currently paid any compensation for attendance at directors' meetings or participating in committee meetings. On March 26, 2002 each of Jonathan Foster, Nathan Gantcher and J. William Grimes, then directors of the Company, were granted 150,000 options to purchase common stock of the Company at an exercise price of $1.07, the market price on the date of grant. The options had a five year term and were exercisable as follows:
50,000 on or after the date of grant; 50,000 on or after January 1, 2003 and 50,000 on or after January 1, 2004.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Agreements

         On April 26, 2000, we entered into an employment  agreement with Edward
T. Stolarski pursuant to which Mr. Stolarski agreed to serve as an Executive Vice President of the Company for a two-year term commencing on May 15, 2000 and ending on May 14, 2002. Under the provisions of the agreement, the term is automatically extended for successive one year periods unless either the Company or Mr. Stolarski provides notice of its or his election not to so extend the term at least ninety days prior to expiration of the then current term. Since no such notice has been given, the term of Mr. Stolarski's employment agreement has been automatically extended through May 14, 2004. In September 2002 Mr. Stolarski was elected Chief Executive Officer of the Company. Pursuant to the employment agreement, the Company has agreed to pay Mr. Stolarski a salary of $250,000 per annum. He is also eligible to receive an annual cash bonus based upon performance, as determined by the Company's board of directors in their sole discretion, provided that Mr. Stolarski shall receive a guaranteed minimum bonus of $150,000 per annum. In addition, Mr. Stolarski is entitled to receive incentive performance payments, payable at the discretion of the Company in either cash or common stock of the Company, upon the closing of any equity or debt (not including debt refinancings) raised by the Company or any of its subsidiaries, provided Mr. Stolarski participates in structuring and closing the transaction, in accordance with the following formula: between $2.5 million and $5 million, a total of $100,000; and, above $5 million, 5% of the total equity or debt raised, net of reasonable and customary expenses. In the event that Mr. Stolarski elects to terminate his employment with the Company following a change of control, the Company has agreed to pay to Mr. Stolarski, in one lump sum payment, an amount equal to his salary, minimum guaranteed bonus and lost benefits through the remainder of the then term of the agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information regarding ownership of the Company's common stock as of April 25, 2003 by (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock of the Company, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers of the Company as a group. The following information is based in part upon data furnished by the persons indicated below.

                                                            Amount     Percent
                                                         Beneficially     of
Name and Address of Beneficial Owner(1)                    Owned(2)     Class
---------------------------------------                    --------     -----
Ronald  Nash(3)  ......................................   2,800,000     14.0%
Estate of Jeffrey S.  Silverman(4) ....................   3,900,000     18.5%
Robert S.  Trump(5)  ..................................   4,506,422     24.9%
James M.  Willey(6)  ..................................   1,558,333      8.3%
Thomas P. Willey(6)  ..................................   1,558,333      8.3%

Sharon  Burd(7) .......................................      45,000      0.2%
Chet  Borgida(8) ......................................     100,000      0.6%
Kenneth  Csaplar(9)  ..................................     100,000      0.6%
Richard  Levy(10)  ....................................     413,100      2.2%
Jeffrey  Adam  Lipsitz(11) ............................     102,000      0.6%
Edward T. Stolarski(12)  ..............................     889,289      4.7%
Anthony van  Daalen(13)  ..............................     100,000      0.6%
All directors and executive officers
as a group (7  persons) ...............................   1,749,389      9.0%


(1)  Unless  otherwise  indicated,   the  business  address  for  each  of  such
     beneficial owners is c/o BrandPartners Group, Inc., 777 Third Avenue, New York, NY 10017.

(2) Directly and indirectly. The inclusion of securities owned by others as beneficially owned by the respective individuals does not constitute an admission that such individuals are the beneficial owners of such securities.


(3) Represents: (i) 800,000 shares of common stock; (ii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until November 17, 2004 at $.43 per share; and (iii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until January 10, 2005 at $14.50 per share. The business address for Mr. Nash is 777 Third Avenue, New York, NY 10017.

(4) Represents: (i) 900,000 shares of common stock; (ii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until November 17, 2004 at $.43 per share; (iii) options to purchase 1,000,000 shares of common stock from the Company, exercisable until January 10, 2005 at $14.50 per share; and (iv) options to purchase 1,000,000 shares of common stock from the Company, exercisable until March 25, 2007 at $1.07 per share. The business address for the Estate is c/o Steven M. Loeb, Esq., Cleary, Gottlieb, Steen & Hamilton, One Liberty Plaza, New York, NY 10006.

(5) Represents 4,506,422 shares of common stock. The business address for Mr. Trump is c/o Trump Management, Inc., 2611 West Second Street, Brooklyn, NY 11223.

(6) For each of such individuals, represents: (i) 756,250 shares of common stock; and (ii) 802,083 shares of common stock which may be acquired from the Company upon conversion of certain convertible subordinated promissory notes (see "Certain Relationships and Related Transactions" below). The business address for each of such individuals is: c/o Willey Brothers, Inc., 10 Main Street, Rochester, NH 03839.

(7) Represents: (i) options to purchase 25,000 shares of common stock from the Company, exercisable until September 27, 2006 at $0.92 per share; and (ii) options to purchase 20,000 shares of common stock from the Company, exercisable until February 4, 2007 at $1.00 per share.

(8) Represents: options to purchase 100,000 shares of common stock from the Company, exercisable until March 25, 2008 at $0.15 per share.

(9) Represents options to purchase 100,000 shares of common stock from the Company, exercisable until March 25, 2008 at $0.15 per share.

(10) Represents: (i) 113,100 shares of common stock; (ii) warrants to purchase 50,000 shares of common stock from the Company, exercisable until September 16, 2006 at $1.00 per share; (iii) warrants to purchase 150,000 shares of common stock from the Company, exercisable until November 30, 2004 at $0.50 per share; and (iv) options to purchase 100,000 shares of common stock from the Company, exercisable until March 25, 2008 at $0.15 per share.

(11) Represents: (i) 2,000 shares of common stock; and (ii) options to purchase 100,000 shares of common stock from the Company, exercisable until March 25, 2008 at $0.15 per share.

(12) Represents: (i) 189,289 shares of common stock; (ii) options to purchase 400,000 shares of common stock from the Company, exercisable until April 26, 2005 at $6.38 per share; (iii) options to purchase 100,000 shares of common stock from the Company, exercisable until March 25, 2007 at $1.07; and (iv) options to purchase 200,000 shares of common stock from the Company, exercisable until March 25, 2008 at $0.15 per share.

(13) Represents options to purchase 100,000 shares of common stock from the Company, exercisable until March 25, 2008 at $0.15 per share.


Item 12.  Certain Relationships and Related Transactions.

         On November 17, 1999, at the time each of Jeffrey S. Silverman and Ronald Nash purchased common stock of the Company from Robert Trump, and as an inducement for Messrs. Silverman and Nash to join the Company's Board of Directors, the Company granted to each of Messrs. Silverman and Nash options to purchase 1,000,000 shares of common stock of the Company. The options were immediately exercisable at $.43 per share and expire five years from the date of grant. Messrs. Silverman and Nash were elected to the Board of Directors on such date.

         In connection with the purchase of shares of the Company's common stock by Messrs. Silverman and Nash from Mr. Trump in November 1999, the Company entered into a Stockholders Agreement dated as of November 17, 1999 with Messrs. Silverman, Nash and Trump. Under the Stockholders Agreement, these stockholders agreed that as long as Mr. Silverman holds more than 500,000 shares of the Company's common stock, Mr. Silverman will have the right to designate himself or another individual as a nominee for election as a director of the Company, and that as long as Mr. Nash holds more than 500,000 shares of the Company's common stock, Mr. Nash will have the right to designate himself or another individual as a nominee for election as a director of the Company. Further, Mr. Trump agreed to vote all of the shares of common stock beneficially owned by him in favor of the election of the Silverman and Nash designees. In addition, under the Stockholders Agreement, Mr. Trump agreed not to vote his shares in favor of any of the following actions without the written consent of Mr. Silverman for so long as Mr. Silverman owns at least 500,000 shares of common stock, or Mr. Nash for so long as Mr. Nash owns at least 500,000 shares of common stock: (i) the making, alteration, amendment or repeal of the certificate of incorporation or any part thereof, or the making, alteration, amendment or repeal of the by-laws or any part thereof, of the Company or any of its subsidiaries; (ii) the sale of all or substantially all of the assets of the Company or any of its subsidiaries in any one transaction or series of related transactions; (iii) the merger, consolidation or other business combination of the Company or any of its subsidiaries with or into any other person or entity or a statutory share exchange between the Company or any of its subsidiaries and any other person or entity; (iv) the liquidation, dissolution or winding up of the Company or any of its subsidiaries; or (v) the entering into of any contract, agreement or commitment to do, the authorization, approval, ratification or confirmation of, or the delegation of the power to act on behalf of the Company or the Board of Directors in respect of, any of the foregoing actions.

         On January 16, 2001, the Company concluded the acquisition of 100% of the shares of common stock of Willey Brothers, Inc. In connection with the acquisition, the Company entered into a Stock Purchase Agreement, dated as of January 11, 2001 (the "Stock Purchase Agreement"), by and among James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 ("J. Willey"), Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998 ("T. Willey;" J. Willey and T. Willey are collectively referred to as the "Sellers"), and the Company. The purchase price for the shares of Willey Brothers (the "Purchase Price"), delivered to the Sellers on January 16, 2001, consisted of the following: $15.5 million in cash; two subordinated convertible promissory notes, each in the principal amount of $3,750,000 and convertible in accordance with their terms into shares of common stock of the Company at $4.00 per share (the "Subordinated Notes"); 1,512,500 shares of common stock of the Company, restricted in accordance with the terms of the Stock Purchase Agreement; two subordinated convertible promissory notes, each in the principal amount of $1,000,000 and convertible in accordance with their terms into shares of common stock of the Company at $3.00 per share; and, an earn-out opportunity to each of the Sellers, pursuant to which they have the opportunity to receive aggregate cash payments of up to $600,000 annually for each of the next five years in the event earnings before interest, taxes, depreciation and amortization of Willey Brothers exceeds certain targets as defined in the Stock Purchase Agreement, as amended. At the time of the transaction, Willey Brothers entered into five-year employment agreements with each of J. Willey and T. Willey, at a base salary of $200,000 per annum. Each of J. Willey and T. Willey are eligible to participate in the employee benefit plans offered by Willey Brothers to senior executive employees.

         In January 2001 the Company issued 1,650,000 shares of Class A Convertible Preferred Stock (the "Preferred Stock"), at a purchase price of $2.50 per share. The Preferred Stock was non-voting and, subject to ratification of such conversion rights by the stockholders of the Company, convertible into shares of common stock of the Company on a share-for-share basis. In addition to certain unrelated third parties, the following persons (all of whom were also then officers and/or directors of the Company) purchased such Preferred Stock, as follows: Mr. Silverman - 200,000 shares; Mr. Nash - 200,000 shares; Nathan Gantcher - 150,000; and Jonathan Foster - 10,000 shares. A portion of the aggregate of $4,125,000 received by the Company from the issuance of the Preferred Stock was used to pay, in part, the Purchase Price for the shares of Willey Brothers acquired on January 16, 2001, as described above. Upon ratification of the conversion rights of the Preferred Stock at the Annual Meeting of Stockholders held August 1, 2001, the Preferred Stock was converted into common stock on a one share-for-one share basis.

         In connection with the transactions described above, the Company entered into an Agreement, dated as of January 11, 2001, with Messrs. Trump, Silverman and Nash, William Lilley III, Laurence J. DeFranco, J. Willey and T. Willey, pursuant to which the Company agreed to submit to its stockholders, as soon as practicable, a Proxy Statement, including, among other matters, a proposal seeking stockholder ratification of conversion of the Preferred Stock into common stock of the Company and the conversion rights of the Sellers to convert the Subordinated Notes into common stock of the Company in accordance with their terms. In March 2001, the parties amended said agreement to provide that such parties would vote their shares for a proposal to ratify the options granted in 1999 and 2000 by the Company to each of Messrs. Silverman, Nash, Stolarski, Foster and Gantcher and J. William Grimes (all of whom were also then officers and/or directors of the Company). A proxy statement, dated July 2, 2001, containing each of the above proposals was submitted to stockholders, and each of the above proposals was approved by the stockholders at the Annual Meeting of Stockholders held on August 1, 2001.


         On February 12, 2001, an investor group, including BG Media Intermediate Fund L.P. of New York, of which Mr. Grimes, then a director of the Company, was a principal, made a $3 million equity investment in exchange for a minority position in iMapData.com, Inc., then a wholly owned subsidiary of the Company. At the time of such investment, each of Mr. Lilley and Mr. DeFranco, the former owners of iMapData, exchanged 50,000 shares of the Company's common stock they had acquired at the time they sold iMapData to the Company in March 2000, for a 2.5% interest in iMapData. The Company was a party to a Stockholders Agreement, dated February 12, 2001, among the Company, iMapData, BG Media Intermediate Fund L.P., 1404467 Ontario Limited and Messrs. Lilley and DeFranco. On October 31, 2002 the Company entered into a Stock Redemption Agreement with iMapData, pursuant to which iMapData repurchased from the Company all of the 7,450,000 shares of common stock of iMapData held by the Company for a redemption price of $450,00 in cash and $1,550,000 in the form of a secured Promissory Note, dated October 31, 2002, made by iMapData in favor of the Company. The Promissory Note was secured by a pledge from iMapData to the Company of 5,774,023 shares of iMapData common stock in accordance with a Pledge and Escrow Agreement, dated as of October 31, 2002, between the Company and iMapData. The Promissory Note was paid in full on the due date, November 21, 2002.

Item 13.  Exhibits and Reports On Form 8-K.

     (a) The following exhibits are included with this Annual Report on Form 10-KSB/A:

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

                                      Date:  April 30, 2003

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

     Date: April 30, 2003

                                              /s/ Edward T. Stolarski
                                                  -----------------------------
                                                  Edward T. Stolarski
                                                  Chief Executive Officer

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

         Date: April 30, 2003

                                             /s/ Sharon Burd
                                                 ------------------------------
                                                 Sharon Burd
                                                 Chief Financial Officer