Form 10-Q
period 2003-03-31
BRANDPARTNERS GROUP INC
filed 2003-05-15
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Indicate by check mark whether the registrant is an accelerated filer.
Yes    No X

The number of shares of common stock outstanding on May 12, 2003 was 18,063,553

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets
            March 31, 2003 and December 31, 2002............................. 1

         Consolidated Statements of Operations for the Three Months
            Ended March 31, 2003 and 2002.................................... 3

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2003 and 2002.................................... 4

         Notes to Consolidated Financial Statements.......................... 5

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 14

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk............................................ 19

     Item 4.  Controls and Procedures........................................ 19

Part II - Other Information

     Item 1.  Legal Proceedings.............................................. 20

     Item 2.  Changes in Securities and Use of Proceeds...................... 20

     Item 6.  Exhibits and Reports on Form 8-K............................... 21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2003 and December 31, 2002

                ASSETS                         March 31, 2003  December 31, 2002
                                               --------------  -----------------
                                                (unaudited)

Current assets:
    Cash and cash equivalents                   $   757,755     $ 2,812,924
    Accounts receivable, net                      5,510,860       7,476,432
    Costs and estimated earnings in excess of
       billings                                   4,979,650       6,288,532
    Inventories                                   2,383,643       2,102,909
    Prepaid expenses and other current assets       661,307         878,700
                                                -----------     -----------

         Total current assets                    14,293,215      19,559,497
                                                -----------     -----------

Property and equipment, net of accumulated
    depreciation                                  1,516,425       1,600,415

Goodwill, net of accumulated amortization        24,271,969      24,271,969

Deferred financing and acquisition costs            422,130         472,450

Other assets                                        227,208         270,349
                                                -----------     -----------

         Total assets                           $40,730,947     $46,174,680
                                                ===========     ===========


The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2003 and December 31, 2002

        LIABILITIES AND STOCKHOLDERS' EQUITY                    March 31, 2003   December 31, 2002
                                                                --------------   -----------------
                                                                 (unaudited)
Current liabilities:
   Revolving credit facility                                     $  4,545,528      $  4,000,000
   Accounts payable and accrued expenses                           11,615,741        14,837,277
   Billings in excess of costs and estimated earnings                 264,326         1,116,360
   Current maturities of long-term debt                             4,271,042         4,568,083
   Other current liabilities                                        1,234,514         1,175,494
                                                                 ------------      ------------

         Total current liabilities                                 21,931,151        25,697,214

Notes and interest payable                                         12,525,412        12,465,008
Capital lease obligations                                               2,805             2,445
Put warrant liability                                                  56,295            56,295
                                                                 ------------      ------------

             Total liabilities                                     34,515,663        38,220,962
                                                                 ------------      ------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 20,000,000 shares
       authorized; no shares issued and outstanding                      --                --
    Common stock - 100,000,000  shares
       authorized,  $.01 par value; 18,163,553,
       shares  issued as of March 31, 2003 and
       December 31,    2002,  18,063,553 shares outstanding
       as of March 31, 2003 and December 31, 2002                     181,636           181,636
   Additional paid-in capital                                      40,198,822        40,109,102
   Accumulated deficit                                            (33,852,674)      (32,024,520)
   Treasury stock                                                    (312,500)         (312,500)
                                                                 ------------      ------------

         Total stockholders' equity                                 6,215,284         7,953,718
                                                                 ------------      ------------

         Total liabilities and stockholders' equity              $ 40,730,947      $ 46,174,680
                                                                 ============      ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months Ended March 31, 2003 and 2002
                                   (unaudited)

                                                       2003            2002
                                                   ------------    ------------

Revenues                                           $  9,488,813    $  5,852,599
                                                   ------------    ------------

Costs and expenses
    Cost of revenues                                  7,831,191       5,549,562
    Selling, general and administrative               2,580,794       3,945,233
    Depreciation and amortization                       218,645         481,824
                                                   ------------    ------------

         Total expenses                              10,630,630       9,976,619
                                                   ------------    ------------

         Operating loss                              (1,141,817)     (4,124,020)
                                                   ------------    ------------

         Interest expense                               467,472         604,689
                                                   ------------    ------------

    Other (income) expense
          Interest income                               (15,855)        (24,515)
          Settlement of lawsuit                         227,220            --
                                                   ------------    ------------
               Total other (income) expense             211,365         (24,515)
                                                   ------------    ------------

Loss from continuing operations before
    income taxes                                     (1,820,654)     (4,704,194)

        Income taxes                                      7,500         (42,850)
                                                   ------------    ------------

Loss from continuing operations                      (1,828,154)     (4,661,344)

Loss from discontinued operations                          --           384,420
                                                   ------------    ------------

     NET LOSS                                      $ (1,828,154)   $ (5,045,764)
                                                   ============    ============

Basic and diluted (loss) per share
Continuing operations                              $      (0.10)   $      (0.26)

Discontinued operations                                    --      $      (0.02)
                                                   ------------    ------------

Basic and diluted                                  $      (0.10)   $      (0.28)
                                                   ============    ============

Weighted -average shares outstanding                 18,468,553      17,939,407
                                                   ============    ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the Three Months ended March 31,
                                   (unaudited)

                                                                                2003           2002
                                                                            -----------    -----------
Cash flows from operating activities of continuing operations

      Loss from continuing operations                                       $(1,828,154)   $(4,661,344)

  Adjustments to reconcile loss from continuing operations to cash used in operating activities

      Depreciation and amortization                                             218,645        481,824
      Amortization of discount on notes payable                                  25,696         94,861
      Settlement of lawsuit                                                     227,220           --
      Bad debt provision                                                         10,120         45,812
      Non-cash compensation                                                      12,500        167,500
      Allowance for obsolete inventory                                           30,000         41,250

      Changes in operating assets and liabilities of continuing operations

         Accounts receivable                                                  1,955,452        975,126
         Costs and estimated earnings in excess of billings                   1,308,882       (470,246)
         Inventories                                                           (310,734)      (216,380)
         Prepaid expenses and other current assets                              217,393       (541,345)
         Other assets                                                            (2,869)         3,953
         Accounts payable and accrued expenses                               (3,371,536)     1,045,066
         Other liabilities                                                       59,020         68,379
         Billings in excess of costs and estimated earnings                    (852,034)       447,719
         Interest payable - long term                                            52,469        111,368
         Income taxes                                                              --          104,489
                                                                            -----------    -----------
       Net cash used in operating activities                                 (2,247,930)    (2,301,968)
                                                                            -----------    -----------

Cash flows from investing activities of continuing operations

  Acquisition of equipment                                                      (38,325)      (317,761)
  Restricted cash                                                                  --       (4,000.000)
  Loan to officers                                                                 --          (78,000)
                                                                            -----------    -----------

       Net cash used in investing activities of continuing operations           (38,325)    (4,395,761)
                                                                            -----------    -----------

Cash flows from financing activities of continuing operations

  Net borrowings on credit facility                                             545,528      3,701,622
  Proceeds from sale of common stock, net                                          --          280,708
  Repayment of long-term debt                                                  (314,442)      (212,440)
                                                                            -----------    -----------

       Net cash provided by financing activities of continuing operations       231,086      3,769,890
                                                                            -----------    -----------

       NET DECREASE IN CASH                                                  (2,055,169)    (2,927,839)

Cash and cash equivalents, beginning of period                                2,812,924      4,225,756
                                                                            -----------    -----------

Cash and cash equivalents, end of period                                    $   757,755    $ 1,297,917
                                                                            ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                  $   249,496    $   259,749
                                                                            ===========    ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

      A summary of significant accounting policies followed by the Company is set forth in Note B to the Company's consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference.

      The consolidated financial statements include the accounts of BrandPartners Group, Inc. and its 100% owned subsidiary, Willey Brothers, Inc. ("Willey Brothers") for the three months ended March 31, 2003, and the accounts of BrandPartners Group, Willey Brothers and BrandPartners Group's discontinued operation, iMapData.com, Inc., for the three months ended March 31, 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

      Certain amounts in the prior year have been reclassified to conform to the classifications used in 2003.

      The Company currently operates through its sole subsidiary, Willey Brothers, acquired on January 16, 2001. Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third party financing. We have been impacted by limitations and restrictions placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility (see Note "D"). Willey Brothers's revolving credit facility and term loan (together, the "Facility") expire in August 2003.

      Willey Brothers has signed a commitment letter with a commercial bank for a $6,000,000 credit facility with annual renewals, subject to the execution of definitive agreements. The commitment expires June 12, 2003. Willey Brothers intends to refinance its debt with a commercial lender under terms and conditions acceptable to Willey Brothers, but no assurances can be given that Willey Brothers will be successful in concluding this or any other financing transaction. If for any reason Willey Brothers is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes

                   BrandPartners Group, Inc. and Subsidiaries

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

      due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations.

      In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable. In addition, the Company is pursuing various financing arrangements to allow the execution of its business plan. While no assurances can be given, management believes that implementation of these initiatives and the refinancing of the Facility will provide sufficient cash flow for the next twelve months.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

NOTE B - INVENTORY

      Inventory consists of the following at March 31, 2003 and December 31, 2002.

                                        March 31, 2003     December 31, 2002
                                        --------------     -----------------
            Finished Goods                $1,762,174          $1,560,943
            Raw Materials                    614,140             534,619
            Work-in-Process                    7,329               7,347
                                          ----------          ----------
                                          $2,383,643          $2,102,909
                                          ==========          ==========

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess of the purchase price over the fair value of the net asset acquired and has been amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and accordingly ceased amortizing its goodwill. In conformance with the standard the Company conducts periodic reviews of the value of its goodwill for potential impairment.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE D - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

      On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility (together, the "Facility"). All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on March 31, 2003 was 5.2527% for the term loan and 5.1156% for the revolving credit facility. As of March 31, 2003, the outstanding balances under the term loan and the revolving credit facility were $2,209,045 and $4,545,528, respectively. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002 and March 18, 2003 and by a letter agreement dated February 12, 2003. The March 18, 2003 Amendment extends the expiration of the Facility to August 22, 2003, extends the payment terms for the amendment fee and requires additional pre-payments of principal. The various Amendments and Amendment and Waiver Agreements waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the credit facility and restrict the payments of certain other obligations. The September 25, 2002 Amendment increased the availability under the revolving credit facility and extended the payment terms for the amendment fee. The December 20, 2002 Amendment permanently applied $4,000,000 of cash, restricted by the March 29, 2002 Amendment and Waiver Agreement, to the term loan and extended the payment terms for the amendment fee. The February 12, 2003 letter agreement re-extended the payment terms for the amendment fee. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The Facility is guaranteed by the Company. Willey Brothers has signed a commitment letter with a commercial bank for a $6.0 million credit facility, subject to the execution of definitive agreements. The commitment expires June 12, 2003. Willey Brothers intends to refinance its debt with a commercial lender under terms and conditions acceptable to Willey Brothers. No assurances can be given that Willey Brothers will be successful in concluding this or any other financing transaction. If for any reason Willey Brothers is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers. At March 31, 2003 the Company had a liability for amendment fees of $580,000.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at March 31, 2003 and December 31, 2002:

                                                 2003                 2002
                                             ------------         ------------

            Notes payable (1) (2)            $ 14,500,000         $ 14,500,000
            Discount on notes payable            (274,008)            (299,704)
            Interest payable                      299,420              246,951
            Less current maturities            (2,000,000)          (1,982,239)
                                             ------------         ------------

                                             $ 12,525,412         $ 12,465,008
                                             ============         ============

      Notes payable of $14.5 million consist of the following at March 31, 2003:

      (1) Two subordinated convertible promissory notes totaling $7,500,000, and two convertible promissory notes totaling $2,000,000 (collectively the "Seller Notes"). The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share at the option of the Company or the noteholder. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of March 31, 2003 was 2.89%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company, at the option of the noteholder, at $3.00 per share. The aggregate beneficial conversion of the $2.0 million notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the noteholders, all payments required to be made under each of the Seller Notes for the first three quarters of 2001 were deferred until the end of the term, the maturity date on the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $7.5 million notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver Agreement dated March 29, 2002, with the commercial lender and consented to by the noteholders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the commercial lender (See Notes "D" and "L").

      Current maturities consist of the following at March 31, 2003 and December 31, 2002:

                                          March 31, 2003       December 31, 2002
                                          --------------       -----------------
            Seller Notes                    $2,000,000            $1,982,239
            Term Loan                        2,209,045             2,499,045
            Capital Lease Liability             61,997                86,799


                                            ----------            ----------
                                            $4,271,042            $4,568,083
                                            ==========            ==========

                    BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE (continued)

      (2) A subordinated promissory note in the principal amount of $5,000,000 issued on October 22, 2001 to a third party. The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (PIK amount). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. The Company has received a waiver from such certain financial covenants through March 31, 2003.

      Concurrently and in connection with the issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the warrants totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income or loss. At March 31, 2003 and 2002 there was no unrealized gain or loss.

NOTE F - SIGNIFICANT CUSTOMERS

      For the three months ended March 31, 2003, four customers of Willey Brothers accounted for approximately 34%, 18%, 13% and 13% of its revenues, respectively. For the three months ended March 31, 2002, four customers of Willey Brothers accounted for approximately 22%, 16%, 14% and 12% of its revenues, respectively.

NOTE G - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

      On January 30, 2003, the Company issued 125,000 options to a consultant in consideration of services to be provided to the Company and its subsidiary during 2003. The options have a Black-Scholes valuation of approximately $12,500. Consulting expense and additional-paid-in-capital were increased for the transaction.

      On January 17, 2002 the Company issued 20,833 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $25,000, the value of the compensation. Salary expense, common stock and additional-paid-in-capital were increased for the transaction.

NOTE H - RELATED PARTY TRANSACTIONS

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

                   BrandPartners Group, Inc. and Subsidiaries

NOTE I - COMMITMENTS AND CONTINGENCIES

Earn-Out

      On January 16, 2001 the Company acquired 100% of the stock of Willey Brothers. The terms of the acquisition provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $1,800,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey Brothers's compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. As of March 31, 2003 and 2002 the Company had a liability of $500,000 related to the year 2001 (see Note "L"). As of March 31, 2003 the Company has not recorded a provision for the current year since Willey Brothers has not reached the level of profitability which is required for the payment of the Earn-Out. A liability for the year ended December 31, 2002 was not recorded as the terms of the Earn-Out were not met. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

      Pursuant to an Amendment and Waiver Agreement, dated March 29, 2002, with the commercial lender, and consented to by the former shareholders, no payments in respect of the Earn-Out can be made until all of the obligations are repaid, in full, to the lender (See Note "D").

                   BrandPartners Group, Inc. and Subsidiaries

NOTE J- STOCK BASED COMPENSATION

      On March 25, 2003 the Company granted five-year options to certain employees, officers and directors, as an incentive, to purchase an aggregate of 1,545,000 shares of common stock of the Company at an exercise price of $0.15 per share, as follows: (i) option grants to three employees of the Company and its subsidiaries to purchase an aggregate of 120,000 shares, exercisable commencing March 25, 2004; (ii) option grant to the Company's Chief Financial Officer to purchase 25,000 shares, exercisable commencing March 25, 2004; (iii) option grant to the Company's Chief Executive Officer to purchase 400,000 shares, exercisable on the date of grant as to 200,000 shares and commencing January 1, 2004 as to 200,000 shares; and (iv) option grant to each of five outside directors of the Company to purchase 200,000 shares, exercisable on the date of grant as to 100,000 shares and commencing January 1, 2004 as to 100,000 shares.

      The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the first quarter of 2003 and 2002, respectively: (1) average expected volatility of 121.3% and 125.88%, (2) average risk-free interest rates of 2.97% and 4.69%, and (3) expected lives of five years for the period ended March 31, 2003 and expected lives of five and eight years for year ended December 31, 2002.

                                                 March 31, 2003   March 31, 2002
                                                 --------------   --------------
Net loss applicable to common stockholders
   As reported                                    $ (1,828,154)    $ (5,045,764)
  Stock based compensation expense                     768,856          680,542
                                                  ------------     ------------
   Pro forma                                      $ (2,597,010)    $ (5,726,306)
                                                  ============     ============

Weighted-average shares outstanding
    Basic and diluted                               18,468,553       17,939,407
                                                  ============     ============

Net loss per share
    As reported                                   $      (0.10)    $      (0.28)
                                                  ============     ============
    Pro forma                                     $      (0.14)    $      (0.32)
                                                  ============     ============

                   BrandPartners Group, Inc. and Subsidiaries

NOTE K - DISCONTINUED OPERATIONS

      On October 31, 2002, the Company disposed of its majority  interest in its
      subsidiary,   iMapData.com,  Inc.,  for  $2,000,000,  through  a  sale  to
      iMapData.

      A summary of operating results for iMapData, for the period ended March 31, 2002, is as follows:

                                                                 March 31, 2002
                                                                 --------------

Revenues                                                            $509,893
                                                                    --------
Cost and expenses:
    Cost of revenues                                                 434,020
    Selling, general and administrative expenses                     351,352
    Depreciation and amortization                                     21,446
                                                                    --------

Total expenses                                                       806,818
                                                                    --------

Operating loss                                                       296,925
                                                                    --------

Other income:
    Interest income                                                    3,408
    Minority interest                                                 94,750
                                                                    --------

Total other income                                                    98,158
                                                                    --------

Loss before income taxes and change in
 accounting principle                                                198,767

    Income taxes                                                         100
                                                                    --------

Loss before change in accounting principle                           198,867

Change in accounting principle                                       185,553
                                                                    --------

Net loss from discontinued operations                               $384,420
                                                                    ========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE L - SUBSEQUENT EVENTS

Agreement with Former Shareholders of Willey Brothers

      On May 15, 2003, the Company entered into an agreement with the former shareholders of Willey Brothers providing for, among other things, the cancellation and forgiveness of certain debt upon the occurrence of certain events. Under the agreement, in the event that, at or contemporaneously with the closing of a transaction not in the ordinary course of business (including, without limitation, a debt or equity investment in, or a refinancing of all or a portion of the indebtedness of, either the Company or Willey Brothers), but in any event not later than September 1, 2003, the Company makes payment to the former shareholders of the principal balance due under the $2.0 million notes, the principal and interest owed under the $2.0 million notes shall be deemed paid, the principal and interest owed under the $7.5 million notes shall be canceled and forgiven, the accrued and unpaid obligations under the Earn-Out shall be forgiven and no further Earn-Out obligations shall accrue. The Company currently carries $9.5 million of notes payable, accrued interest on the notes of approximately $1,232,000, as of March 31, 2003, included in other current liabilities as of March 31, 2003 and December 31, 2002, and accrued, unpaid, Earn-Out of $500,000, payable to the former shareholders. In addition, the Company has a contingent liability, through 2005, to pay an earn-out to the former shareholders, based upon certain targeted levels (see Note "I" - Earn Out). The transaction, if it occurs, will be accounted for as a Troubled Debt Restructuring. No gain or loss will be recognized on the transaction as it is with a related party. No assurances can be given that the Company will be able to repay the $2.0 million notes on or by the required date. In the event that the $2.0 million notes are not repaid on or by the required date, the agreement will expire and no debt will be forgiven or cancelled.

Settlement of Litigation

      On May 12, 2003, in connection with an action entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation, the Company entered into a settlement with the plaintiffs, whereby the Company agreed to pay the plaintiffs a total of $150,000 over a period of five months, to grant the plaintiffs five-year options to purchase an aggregate of 300,000 shares of common stock of the Company, exercisable 25% per year cumulatively beginning May 12, 2004, at an exercise price per share of $0.35 as to 150,000 shares and $0.45 as to 150,000 shares, and to provide certain other consideration as set forth with more particularity in a Stipulation of Settlement to be filed with the court. The Company expects that the Stipulation of Settlement will be filed with the court by May 30, 2003. As of March 31, 2003, the Company has recorded a provision for the settlement of the lawsuit of $227,220.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      As of March 31, 2003, the Company had negative working capital (current assets less current liabilities) of $7,638,000, stockholders' equity of $6,215,000 and a working capital ratio (current assets to current liabilities) of approximately .65:1. At December 31, 2002, the Company had negative working capital of $6,138,000, stockholders' equity of $7,954,000 and a working capital ratio of approximately .76:1. The negative working capital at March 31, 2003 arises primarily from the classification of $4,271,000 of the Company's debt as current maturities and to an increase in accounts payable and accrued expenses. The balances of the Term Loan and Revolving Credit Facility (as each of such terms is defined below) of approximately $2,209,000 and $4,546,000, respectively, as of March 31, 2003, are due to be repaid on August 22, 2003. Willey Brothers is seeking to refinance this Facility (as defined below) on terms and conditions acceptable to Willey Brothers, and has obtained a commitment from another lender for a $6,000,000 credit facility, subject to the execution of definitive agreements. The commitment expires June 12, 2003. No assurances can be given that Willey Brothers will be successful in concluding this or any other financing transaction. In addition, two $1,000,000 Notes (as defined below) with accrued interest of approximately $690,000 are due to be repaid October 11, 2003. As of March 31, 2003 and December 31, 2002 the Company had unrestricted cash and cash equivalents of $758,000 and $2,813,000, respectively. See "Liquidity Issues" below.

      For the three months ended March 31, 2003 and March 31, 2002, net cash used in operating activities of continuing operations was $2,248,000 and $2,302,000, respectively, net cash used in investing activities of continuing operations was $38,000 and $4,396,000, respectively, and net cash provided by financing activities of continuing operations was $231,000 and $3,770,000, respectively.

      On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consists of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Revolving Credit Facility") and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of March 31, 2003, there was $2,209,000 outstanding under the term loan and $4,546,000 outstanding under the Revolving Credit Facility. The weighted average interest rate in effect on March 31 2003 was 5.2527% for the Term Loan and 5.1156% for the Revolving Credit Facility. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002 and March 18, 2003, and by a letter agreement dated February 12, 2003. The various Amendments and Amendment and Waiver Agreements waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the Revolving Credit Facility, place restrictions on the use of $4,000,000 of Willey Brothers's cash and restrict the payment of certain other obligations. The December 20, 2002 Amendment permanently applied the $4,000,000 of cash restricted by the March 29, 2002 Amendment to the Term Loan. The February 12, 2003 letter agreement extended the payment date of the amendment fee until March 28, 2003. The March 18, 2003 Amendment extended the expiration of the Facility from March 31, 2003 until August 22, 2003, extended the payment of the amendment fee until such date, and mandated weekly pre-payments toward the balance of the Term Loan. As of May 6, 2003 there were outstanding balances of approximately $2,149,000 under the Term Loan and $4,503,000 under the Revolving Credit Facility.

      In connection with the purchase of Willey Brothers in January 2001, the Company issued two convertible promissory notes, each in the principal amount of $1,000,000 (the "$1,000,000 Notes"), and two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$3,750,000 Notes"). The term of the $3,750,000 Notes are described in greater detail in the section entitled "Long Term Debt" below. The $1,000,000 Notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. Subject to certain conditions, the $1,000,000 Notes are convertible into common stock of the Company at the option of the noteholder at a rate of $3.00 per share. Pursuant to an agreement made with the noteholders in October 2001, all payments required to be made under the $1,000,000 Notes for the first three quarters of 2001 were deferred until the end of the term and the maturity date of the $1,000,000 Notes was extended to October 11, 2003 from January 11, 2003. Pursuant to the Amendment and Waiver Agreement, dated March 29, 2002, among the Company, Willey Brothers and Willey Brothers's lender for the Facility, and consented to by the noteholders, no payments in respect of the $1,000,000 Notes can be made until all of the obligations are paid, in full, to the lender. No payments have been made under the $1,000,000 Notes to date.

Long Term Debt

      On October 22, 2001, Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows:
12% on the accreted principal amount, payable in cash quarterly, and 4% on the accreted principal amount, added to principal (PIK amount). The balance of the note at March 31, 2003 was $5,025,000 including PIK interest of $299,000 and less the aggregate discount on notes payable of $274,000. The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, the Company issued warrants to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. Pursuant to a letter agreement dated October 9, 2002 between the noteholder and Willey Brothers, the noteholder waived its rights to demand immediate payment of the Willey Subordinated Note Payable and to put the warrants to Willey Brothers, which rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer. The Company has received waivers from certain financial covenants through March 31, 2003. At March 31, 2003 the Company had a liability of approximately $56,000 related to the put warrants.

      In connection with the purchase of Willey Brothers in January 2001, the Company issued two $3,750,000 Notes. The $3,750,000 Notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on March 31, 2003 was 2.89%. The principal and any accrued interest are due in one payment on October 11, 2007. Subject to certain conditions, the $3,750,000 Notes are convertible into common stock of the Company at the option of the Company or the noteholder at a rate of $4.00 per share. Pursuant to an agreement made with the noteholders in October 2001, all payments required to be made under the $3,750,000 Notes for the first three quarters of 2001 were deferred until the end of the term. In addition, the maturity date of the $3,750,000 Notes was extended to October 11, 2007 from January 11, 2007. Pursuant to the Amendment and Waiver Agreement dated March 29, 2002 among the Company, Willey Brothers and Willey Brothers's lender, and consented to by the noteholders, no payments in respect of the $3,750,000 Notes can be made until all of the obligations are paid, in full, to the lender. As described below, the Company has entered into an agreement with the former shareholders of Willey Brothers whereby the principal and interest due under the $3,750,000 Notes are subject to cancellation and forgiveness under certain circumstances. No payments have been made under the $3,750,000 Notes to date.

Liquidity Issues

      On May 15, 2003, the Company entered into an agreement with the former shareholders of Willey Brothers whereby, in the event that at or contemporaneously with the closing of a transaction not in the ordinary course of business (including, without limitation, a debt or equity investment in, or a refinancing of all or a portion of the indebtedness of, either the Company or Willey Brothers), but in any event not later than September 1, 2003, the Company makes payment to the former shareholders of the principal balance due under each of the $1,000,000 Notes, the principal and interest owed under the $1,000,000 Notes shall be deemed paid, the principal and interest owed under each of the $3,750,000 Notes shall be canceled and forgiven, the accrued and unpaid obligations under the earn-out entered into in connection with the purchase of Willey Brothers shall be forgiven and no further earn-out obligations shall accrue. In the event that the Company does not make payment of the two $1,000,000 Notes as set forth in the agreement, the Company's obligations to pay principal and interest under the $1,000,000 Notes, $3,750,000 Notes and earn-out will remain in full force and effect. There can be no assurances that the Company will be able to make such payments in the time frame required by the agreement, in which case the Company will derive no benefit from this agreement. All outstanding principal and interest under the $1,000,000 Notes is otherwise due and payable on October 11, 2003. Should the Company be unable to secure necessary financing to pay or refinance the $1,000,000 notes at or prior to their due date, the existence of such a default may compromise the Company's ability to obtain additional financing to support its operations.

      Willey Brothers is seeking to refinance the Facility on terms and conditions acceptable to Willey Brothers. While it has obtained a commitment for a $6,000,000 credit facility from another lender, subject to the execution of definitive documents, no assurances can be given that Willey Brothers will be successful in concluding this or any other financing transaction. The Company has guaranteed 100% of the Facility. If for any reason Willey Brothers is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership interest in Willey Brothers which was pledged to the lender as security for the Facility. Should that foreclosure occur the Company would have no further operations.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third party financing. We continue to be impacted by limitations placed upon Willey Brothers by its lender with respect to funds available under its Facility.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

      In response to our current financial condition and current market conditions, and as a part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable. In addition, the Company is actively seeking additional capital through debt or equity financing arrangements to permit payment of Willey Brothers's obligations under the Facility, which expires August 22, 2003, and the Company's obligations under the $1,000,000 Notes, which are due October 11, 2003, to support the Company's operations and to allow the execution of the Company's business plan. No assurances can be given that the Company will be successful in obtaining such additional capital at all or on terms favorable to the Company.

Results of Operations
Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Revenues. Revenues from continuing operations increased approximately $3,636,000, or 62%, to $9,489,000 for the three months ended March 31, 2003 from $5,853,000 for the three months ended March 31, 2002. This increase is due to an increase in orders in the current year.

      Cost of Revenues. Cost of revenues from continuing operations increased approximately $2,281,000, or 41%, to $7,831,000 (83% of net revenues), for the three months ended March 31, 2003 from $5,550,000 (95% of net revenues) for the three months ended March 31, 2002. This increase is primarily attributable to an increase in revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased approximately $1,364,000, or 35%, to $2,581,000 for the three months ended March 31, 2003 from $3,945,000 for the three months ended March 31, 2002. This decrease is primarily attributable to a decrease in professional fees, consulting fees and salary expense at the parent company and to the benefits being realized from the restructuring of Willey Brothers in the first quarter of 2002.

      Depreciation and Amortization. Depreciation and amortization from continuing operations decreased approximately $263,000, or 55%, to $219,000 for the three months ended March 31, 2003 from $482,000 for the three months ended March 31, 2002. This decrease is primarily attributable to a change in the method of estimating depreciation expense.

      Operating Loss. Operating loss from continuing operations decreased approximately $2,982,000, or 72%, to $1,142,000 for the three months ended March 31, 2003, from $4,124,000 for the three months ended March 31, 2002. This decrease is primarily due to the factors referred to above.

      Interest Expense. Interest expense from continuing operations decreased approximately $138,000, or 23%, to $467,000 for the three months ended March 31, 2003 from $605,000 for the three months ended March 31, 2002. This decrease is attributable to a reduction in the term loan, of $4,000,000, in December 2002, and to the amortization in full in January 2003 of the beneficial conversion of preferred stock.

      Other Income (expense). Other expense from continuing operations increased approximately $236,000, to expense of approximately $211,000 for the three months ended March 31, 2003 from income of approximately $25,000 for the three months ended March 31, 2002. This increase is primarily attributable to the provision recorded for the settlement of the action entitled Marvin A. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation.

      Income Taxes. Income taxes from continuing operations increased approximately $51,000, or 118%, to $8,000 for the three months ended March 31, 2003 from a benefit of $43,000 for the three months ended March 31, 2002. This increase is attributable to over accruals of state taxes recognized in the prior year quarter and to lower estimated state taxes in the current year.

      Loss from Continuing Operations. Loss from continuing operations decreased approximately $2,833,000, or 61%, to $1,828,000 for the three months ended March 31, 2003 from $4,661,000 for the three months ended March 31, 2002. This decrease is due to the factors referred to above.

      Net Loss. Net loss decreased approximately $3,218,000, or 64%, to $1,828,000 for the three months ended March 31, 2003 from $5,046,000 for the three months ended March 31, 2002. The decrease in the net loss is primarily due to the factors referred to above.

Holding Company and Operating Subsidiaries

      We conduct our operations through our subsidiaries. At present Willey Brothers, Inc. is our only operating subsidiary. We have relied, and continue to rely, on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. The March 29, 2002 Amendment and Waiver Agreement with Willey Brothers's lender prohibits Willey Brothers from paying management fees to the Company until the debt is repaid in full to the lender. The debt is due and payable August 22, 2003.

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

Inflation

      We believe that inflation has not had a material effect on the Company's results of operations

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the  Securities  Exchange Act of 1934,  as amended,  that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

      o the continued services of Edward T. Stolarski as Chief Executive Officer of BrandPartners Group and Willey Brothers, and of James Brooks as Chief Operating Officer of Willey Brothers;

      o our ability to refinance our existing short term debt at all or on terms favorable to the Company;

      o our ability to repay the two $1,000,000 Notes on the terms required by the our agreement with the former shareholders of Willey Brothers, thereby entitling the Company to certain debt cancellation and forgiveness;

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      The Company's two $3,750,000 Notes, Term Loan and Revolving Credit Facility expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and Revolving Credit Facility accrue interest at LIBOR plus an applicable margin or the bank's base rate plus an applicable margin. The two $3,750,000 Notes accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining the Company's Revolving Credit Facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000. The fair value of the agreement was immaterial at March 31, 2003. For a description of the terms of the $3,750,000 Notes, Term Loan and Revolving Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above.

      The table below provides information on the Company's market sensitive financial instruments as of March 31, 2003.

                                                       Weighted Average Interest
                                   Principal Balance   Rate at March 31, 2003
                                   -----------------   -------------------------
Term Loan                              $2,209,000             5.2527%
Revolving Credit Facility               4,546,000             5.1156%
$3,750,000 Notes                        7,500,000             2.8900%

Item 4. Controls and Procedures

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

Item 1. Legal Proceedings.

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

      Although the Company believed that it had substantial defenses to the claims and damages sought, no assurances could be given as to what effect, if any, the outcome of this matter could have on the Company or its financial position, which effect could be material. Accordingly, in order to avoid the uncertainties and expense inherent in litigation, on May 12, 2003 the Company entered into a settlement with the plaintiffs, whereby the Company agreed to (a) pay the plaintiffs a total of $150,000 over a period of five months, (b) grant the plaintiffs five-year options to purchase an aggregate of 300,000 shares of common stock of the Company, exercisable 25% per year cumulatively beginning May 12, 2004, as to 150,000 share at an exercise price per share of $0.35 ($0.05 over the closing price on the Nasdaq SmallCap Market on the date of grant), and as to 150,000 shares at an exercise price per share of $0.45 ($0.15 over the closing price on the Nasdaq SmallCap Market on the date of grant), and (c) provide certain other consideration, all as set forth in a Stipulation of Settlement which the Company expects to be filed with the court by May 30, 2003.

Item 2. Changes in Securities and Use of Proceeds.

      On January 30, 2003, in a private placement exempt from registration under the securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended, the Company granted five-year options to a consultant to purchase an aggregate of 125,000 shares of common stock of the Company at an exercise price of $0.12 per share, in consideration of services to be provided to the Company and its subsidiary during 2003. These options are exercisable commencing January 30, 2004.

      On March 25, 2003, in a private placement exempt from registration under the securities laws pursuant to Section 4 (2) of the Securities Act of 1933, as amended, the Company granted five-year options to certain employees, officers and directors, as an incentive, to purchase an aggregate of 1,545,000 shares of common stock of the Company at an exercise price of $0.15 per share, as follows:
(i) option grants to three employees of the Company and its subsidiaries to purchase an aggregate of 120,000 shares, exercisable commencing March 25, 2004;
(ii) option grant to the Company's Chief Financial Officer to purchase 25,000 shares, exercisable commencing March 25, 2004; (iii) option grant to the Company's Chief Executive Officer to purchase 400,000 shares, exercisable on the date of grant as to 200,000 shares and commencing January 1, 2004 as to 200,000 shares; and (iv) option grant to each of five outside directors of the Company to purchase 200,000 shares, exercisable on the date of grant as to 100,000 shares and commencing January 1, 2004 as to 100,000 shares.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  The  following   exhibits  are  included  herewith  unless  otherwise
indicated:

      10.1 Form of Stock Option Agreement, dated as of March 25, 2003, between the Company and each of Chet Borgida, Kenneth Csaplar, Richard Levy, Jeffrey Adam Lipsitz and Anthony van Daalen.

      10.2 Employee Stock Option Agreement, dated as of March 25, 2003, between the Company and Edward T. Stolarski.

      10.3 Employee Stock Option Agreement, dated as of March 25, 2003, between the Company and Sharon Burd.

      10.4 Agreement, dated as of May 15, 2003, by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, and Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998.

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

      (b) The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 2003

                                      BRANDPARTNERS GROUP, INC.

                                      By: /s/ Edward T. Stolarski
                                          ------------------------------------
                                          Edward T. Stolarski
                                          Chairman and Chief Executive Officer

                                      By: /s/ Sharon Burd
                                          ------------------------------------
                                          Sharon Burd
                                          Chief Financial Officer

                                  Certification

      I, Edward T. Stolarski, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of BrandPartners Group, Inc.;

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

Date: May 15, 2003

                                                By: /s/ Edward T. Stolarski
                                                    ----------------------------
                                                         Edward T. Stolarski
                                                         Chief Executive Officer

                                  Certification

      I, Sharon Burd, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of BrandPartners Group, Inc.;

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

Date: May 15, 2003

                                                By: /s/ Sharon Burd
                                                    ---------------------------
                                                        Sharon Burd
                                                        Chief Financial Officer