Form 10KSB/A
period 2002-12-31
BRANDPARTNERS GROUP INC
filed 2003-08-26
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

      Yes   |X|           No   |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for its most recent fiscal year were $38,879,500.

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

      As of March 18, 2003, there were issued and outstanding 18,063,553 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Identification of Document                     Part into which Incorporated
--------------------------                     ----------------------------
Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed by April 30, 2003 Part III - Items 9, 10, 11 and 12

      Transitional Small Business Disclosure Format (check one). Yes |_|  No |X|

                                EXPLANATORY NOTE

      This Amendment No. 2 to the BrandPartners Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "Amendment") includes restated consolidated financial statements for the period ended December 31, 2002. At December 31, 2002 the Company was eligible for a federal income tax refund, the effect of which was not reflected in the financial statements contained it its Annual Report on Form 10-KSB for the year ended December 31, 2002 as originally filed on March 31, 2003 (the "Original Filing"). Accordingly, the Company has restated its consolidated financial statements for the year ended December 31, 2002 to reflect the effect of such tax refund. The effect of the restatement is discussed in detail in Note B to the restated consolidated financial statements included herewith. This Amendment amends and restates Items 6 and 7 and Item 14 of Part III of the Original Filing. Readers should note that, due to recent changes in the required form of the 10-KSB, the amendment and restatement of Item 14 of Part III of the Original Filing is set forth under
Item 8A of Part I of the  Amendment.  The  remaining  portions  of the  Original
Filing are not affected by this Amendment. This Amendment does not reflect events occurring after the date of the Original Filing, or modify or update the disclosures contained in the Original Filing (including disclosures relating to risks, uncertainties and other factors that may affect our future performance) in any way, except as required to reflect the effect of the restatement described in Note B to the restated consolidated financial statements included herewith.

                                     PART I

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

      Valuation of Accounts Receivable

      Periodically the Company reviews accounts receivable to reassess its estimates of collectibility. Willey Brothers provides valuation reserves for bad debts based on specific identification of likely and probably losses. In addition, Willey Brothers provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company's valuation reserves to increase include changes in its clients' liquidity and credit quality, other factors negatively impacting clients' ability to pay their obligations as they come due, and the quality of its collection efforts.

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

      Income Taxes. Income taxes from continuing operations decreased approximately $710,000, to a benefit of $523,000 for the twelve months ended December 31, 2002 from an expense of $187,000 for the twelve months ended
December 31, 2001. This benefit is due to a carryback of Willey Brothers' taxable loss for the tax year ended December 31, 2002.

      Loss from Continuing Operations. Loss from continuing operations decreased approximately $38,000, or 1%, to $5,266,000 for the twelve months ended December 31, 2002 from $5,304,000 for the twelve months ended December 31, 2001. The increase in the loss from continuing operations is due to the factors referred to above.

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

      Net Loss. Net loss increased approximately $5,421,000, or 77%, to $12,436,000 for the twelve months ended December 31, 2002 from $7,015,000 for the twelve months ended December 31, 2001. The increase in the net loss is due to the impairment charge of approximately $6.6 million included in discontinued operations at December 31, 2002, offset by the income tax benefit derived from the carryback claim referred to above.

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

Liquidity and Capital Resources

      As of December 31, 2002, the Company had negative working capital (current assets less current liabilities) of $5,448,000, stockholders' equity of $8,644,000 and a working capital ratio (current assets to current liabilities) of approximately .79:1. At December 31, 2001, the Company had working capital of $14,615,000, stockholders' equity of $20,809,000 and a working capital ratio of approximately 1.96:1. The negative working capital at December 31, 2002 arises primarily from the classification of $4,568,000 of the Company's debt as current maturities and to an increase in accounts payable and accrued expenses. The balances of the Term Loan and Revolving Credit Facility (as each of such terms is defined below) of approximately $2,239,000 and $4,825,000, respectively, as of March 12, 2003, are due to be repaid on August 22, 2003. The Company intends to refinance this debt on terms and conditions acceptable to the Company, and has obtained a commitment from another lender for a $6,000,000 credit facility, subject to the execution of definitive agreements. The commitment expires June 12, 2003. No assurances can be given that the Company will be successful in concluding this or any other financing transaction. In addition, two $1,000,000 Notes (as defined below) with accrued interest of approximately $690,000 are due to be repaid October 11, 2003. As of December 31, 2002 and December 31, 2001 the Company had unrestricted cash and cash equivalents of $2,813,000 and $4,226,000, respectively.

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

      o our ability to reach a settlement acceptable to the Company or to obtain an outcome favorable to the Company in litigating the matter entitled Marvin M. Reiss and Rebot Corporation v. BrandPartners Group, Inc., formerly known as Financial Performance Corporation;

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

Item 7. Restated Financial Statements.

      The restated audited consolidated financial statements of the Company for the years ended December 31, 2002 and 2001 are set forth at the end of this Amendment No. 2 to Annual Report on Form 10-KSB and begin on page F-1.

Item 8A. Controls and Procedures.

(Note that, due to recent changes in the format of the required form, this Item 8A amends and restates in its entirety Part III, Item 14 of the Original Filing.)

      The rules of the Securities Exchange Commission ("SEC") require the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, to conduct an evaluation of the Company's disclosure controls and procedures as of the end of each fiscal quarter, and to present the results of such evaluation in its periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In making this evaluation, the Company has considered matters relating to its restatement of previously issued financial statements for the year ended December 31, 2002, including the process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded.

      During the second quarter of 2003, in the course of preparing its federal income tax returns for the tax year ended December 31, 2002, the Company learned that its wholly-owned subsidiary, Willey Brothers, Inc., could take advantage of a five-year carryback rule effective for the tax years ending December 31, 2001 and December 31, 2002, the effects of which carryback were not reflected in the Company's audited consolidated financial statements for the year ended December 31, 2002. Accordingly, in this Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company has restated its consolidated financial statements for the year ended December 31, 2002 and amended such other portions of its Annual Report on Form 10-KSB for the year ended December 31, 2002 as originally filed on March 31, 2003 as necessary to reflect the effects of such restatement.

      The Company's disclosure system, no matter how well designed and operated, can provide reasonable, but not absolute, assurance that its objectives will be met. The Company's disclosure controls may be rendered ineffective due to faulty judgments in decision-making, or honest errors and mistakes. Due to inherent limitations in cost-effective control systems, including the Company's, misstatements caused by error may occur and not be detected. The Company has conducted an inquiry into the facts and circumstances surrounding the unrecorded carryback claim described above. Following such inquiry, the Company concluded that the failure to record the carryback claim resulted from a failure to recognize the availability of the carryback claim under the applicable tax laws.

      Based on their evaluation as of the end of the period covered by this Amendment No. 2 to the Company's Annual Report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, except as described above, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during the Company's fiscal quarter ended December 31, 2002 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 13. Exhibits and Reports On Form 8-K.

      (a) The following exhibits are included with this Amendment No. 2 to Annual Report on Form 10-KSB:

      23.1    Consent of Grant Thornton LLP.

      31.1    Certification  of Chief  Executive  Officer  Pursuant to 17 C.F.R.
              240.13a-14(a),   as  adopted   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002.

      31.2    Certification  of Chief  Financial  Officer  Pursuant to 17 C.F.R.
              240.13a-14(a),   as  adopted   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002.

      32.1    Certification  of Chief  Executive  Officer  Pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

      32.2    Certification  of Chief  Financial  Officer  Pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

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

      Notes to Consolidated Financial Statements                      F-9 - F-39

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

As discussed in Note D to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002.

As discussed in Note B, the accompanying consolidated financial statements for the year ended December 31, 2002 have been restated.

/s/ GRANT THORNTON LLP

New York, New York
March 21, 2003 (except for Note B, as to which the date is August 20, 2003)

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                    ASSETS                              2002           2001
                                                     -----------     -----------
                                                     (Restated -
                                                     See Note B)
Current assets

    Cash and cash equivalents                        $ 2,812,924     $ 4,225,756
    Accounts receivable, net of allowance
       for doubtful accounts of $113,960
       and $96,766 Respectively                        7,476,432       6,403,173
    Costs in excess of billings                        6,288,532       3,434,747
    Prepaid expenses and deferred charges                878,700         642,742
    Inventories                                        2,102,909       2,474,087
    Deferred income tax asset, net
       of valuation Allowance                                 --         104,489
    Assets of discontinued operations                         --      12,617,070
    Income tax receivable                                690,136              --
                                                     -----------     -----------

         Total current assets                         20,249,633      29,902,064
                                                     -----------     -----------

Property and equipment, net of accumulated
    Depreciation                                       1,600,415       1,355,540

Goodwill, net of accumulated amortization             24,271,969      24,271,969

Deferred financing costs                                 472,450         709,094

Other assets                                             270,349         448,629
                                                     -----------     -----------

         Total assets                                $46,864,816     $56,687,296
                                                     ===========     ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

         LIABILITIES AND STOCKHOLDERS' EQUITY          2002            2001
                                                   ------------    ------------
                                                   (Restated -
                                                   See Note B)

Current liabilities
   Revolving credit facility                       $  4,000,000    $  1,142,352
   Accounts payable and accrued expenses             14,837,277       8,356,557
   Billings in excess of costs                        1,116,360         393,298
   Current maturities of long-term debt               4,568,083       1,513,062
   Other current liabilities                          1,175,494         434,124
   Liabilities of discontinued operations                    --       3,447,485
                                                   ------------    ------------

         Total current liabilities                   25,697,214      15,286,878
                                                   ------------    ------------

Loan payable to bank                                         --       6,500,000
Notes and interest payable                           12,465,008      13,546,308
Capital lease obligations                                 2,445         104,495
Put warrant liability                                    56,295         440,438

Commitments and contingencies                                --              --

Stockholders' equity
    Preferred stock, $.01 par value;
       20,000,000 shares authorized;
       1,650,000 shares designated as
       Class A convertible preferred
       stock, issued and converted to
       common as of August 1, 2001                           --              --
    Common stock - 100,000,000 shares
       authorized, $.01 par value; 18,163,553
       and 17,857,462 shares issued as of
       December 31, 2002 and 2001, respectively         181,636         178,575
   Additional paid-in capital                        40,109,102      39,841,655
   Accumulated deficit                              (31,334,384)    (18,898,553)
   Treasury stock                                      (312,500)       (312,500)
                                                   ------------    ------------

         Total stockholders' equity                   8,643,854      20,809,177
                                                   ------------    ------------

         Total liabilities and
           stockholders' equity                    $ 46,864,816    $ 56,687,296
                                                   ============    ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                      2002             2001
                                                  ------------     ------------
                                                  (Restated -
                                                   See Note B)

Revenues                                          $ 38,879,500     $ 39,693,427
                                                  ------------     ------------

Costs and expenses
    Cost of revenues                                29,725,975       27,257,861
    Selling, general and administrative             12,342,643       12,079,997
    Depreciation and amortization                      889,875        3,521,629
                                                  ------------     ------------

         Total expenses                             42,958,493       42,859,487
                                                  ------------     ------------

         Operating loss                             (4,078,993)      (3,166,060)

Interest expense                                    (2,461,632)      (1,965,037)

Other income (expenses)
    Interest income                                     71,100          236,335
    Management fee income                              332,160               --
    Other                                              348,138         (222,147)
                                                  ------------     ------------

        Total other income                             751,398           14,188
                                                  ------------     ------------

Loss from continuing operations before
  income taxes                                      (5,789,227)      (5,116,909)

        Income taxes (expense) benefit                 522,981         (186,890)
                                                  ------------     ------------

Loss from continuing operations                     (5,266,246)      (5,303,799)

Loss from discontinued operations                   (7,169,585)      (1,710,760)
                                                  ------------     ------------

                     NET LOSS                      (12,435,831)      (7,014,559)

Beneficial conversion on preferred stock                    --       (2,475,000)
                                                  ------------     ------------

Net loss applicable to common stockholders        $(12,435,831)    $ (9,489,559)
                                                  ============     ============

Basic and diluted (loss) per share
    Continuing operations                         $      (0.28)    $      (0.56)
    Discontinued operations                              (0.39)    $      (0.12)
                                                  ------------     ------------

    Basic and diluted                             $      (0.67)    $      (0.68)
                                                  ============     ============

    Weighted-average shares outstanding             18,437,942       13,951,398
                                                  ============     ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                     Years ended December 31, 2002 and 2001
                             (Restated - See Note B)

                               Preferred stock        Common stock                                   Treasury stock
                            --------------------  --------------------   Additional                -------------------
                                                                          paid-in    Accumulated
                              Shares       $        Shares       $        capital      deficit      Shares       $         Total
                            ----------  --------  ----------  --------  -----------  ------------  --------  ---------  -----------

Balance at
  December 31, 2000                               11,458,040  $114,580  $22,079,129  $ (9,408,994)                      $12,784,715

Shares issued in private
  placement                                        2,702,268    27,023    2,839,503                                       2,866,526

Issuance of preferred stock  1,650,000  $ 16,500                          3,974,125                                       3,990,625

Conversion of preferred
  stock                     (1,650,000)  (16,500)  1,650,000    16,500    2,475,000    (2,475,000)                               --

Issuance of shares for
  acquisition of
  Willey Brothers                                  1,512,500    15,125    6,034,875                                       6,050,000

Beneficial conversion on
  notes payable                                                             666,667                                         666,667

Exercise of options                                  150,000     1,500      148,500                                         150,000

Issuance of shares for
  services                                           384,654     3,847      673,918                                         677,765

Options issued for services                                                 787,000                                         787,000

Contribution of services
  - officer                                                                 150,000                                         150,000

Imputed interest on
  subsidiary notes                                                           12,938                                          12,938

Exchange of Company stock
  for IMapData.com, Inc.
  stock                                                                                            (100,000) $(312,500)    (312,500)

Net loss                                                                               (7,014,559)                       (7,014,559)
                            ----------  --------  ----------  --------  -----------  ------------  --------  ---------  -----------
Balance at
  December 31, 2001                 --  $     --  17,857,462  $178,575  $39,841,655  $(18,898,553) (100,000) $(312,500) $20,809,177
                            ==========  ========  ==========  ========  ===========  ============  ========  =========  ===========

The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2002 and 2001
                             (Restated - See Note B)

                                           Common stock            Additional                     Treasury stock
                                     -------------------------      paid-in     Accumulated     -------------------
                                        Shares      Par value       capital       deficit      Shares        $           Total
                                     -----------    ----------    -----------   ------------    -------   ---------    -----------
Balance at December 31, 2001          17,857,462    $  178,575    $39,841,655   $(18,898,553)   100,000   $(312,500)   $20,809,177

Shares issued in private placement       285,258         2,853        242,655                                              245,508

Issuance of shares for services
   provided                               20,833           208         24,792                                               25,000

Net loss                                                                         (12,435,831)                          (12,435,831)
                                     -----------    ----------    -----------   ------------    -------   ---------    -----------

Balance at December 31, 2002          18,163,553    $  181,636    $40,109,102   $(31,334,384)   100,000   $(312,500)   $ 8,643,854
                                     ===========    ==========    ===========   ============    =======   =========    ===========

The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                                     2002                  2001
                                                                                                  -----------          ------------
                                                                                                 (Restated -
                                                                                                  See Note B)
Cash flows from operating activities of continuing operations
  Net loss from continuing operations                                                             $(5,266,246)         $ (5,303,799)
  Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities
      Depreciation and amortization                                                                   889,875             3,521,629
      Amortization of discount on notes payable                                                       410,646               294,608
      Loss on disposal of fixed assets                                                                     --                13,691
      Bad debt provision (recovery)                                                                    17,194               (63,562)
      Noncash compensation                                                                            310,000             1,114,557
      Put warrant (gain) loss                                                                        (384,143)              102,147
      Allowance for obsolete inventory                                                                 (7,575)              (15,934)
      Loss on write-down of securities                                                                     --               120,000
      Loss on sale of assets                                                                           36,005                    --

      Changes in operating assets and liabilities, net of effects from acquisitions
         Accounts receivable                                                                       (1,090,453)            2,338,074
         Costs and estimated earnings in excess of billings                                        (2,853,785)           (2,313,011)
         Inventories                                                                                  378,753               872,943
         Prepaid expenses and other current assets                                                   (529,158)              (58,758)
         Other assets                                                                                (164,092)             (766,925)
         Accounts payable and accrued expenses                                                      6,480,720            (2,104,333)
         Other liabilities                                                                            741,370               401,974
         Billings in excess of costs                                                                  723,062            (1,492,721)
         Interest payable - long term                                                                  (9,707)              256,658
         Income taxes                                                                                (585,647)              573,337
                                                                                                  -----------          ------------

       Net cash used in operating activities of continuing operations                                (903,181)           (2,509,425)
                                                                                                  -----------          ------------

Cash flows from investing activities of continuing operations
  Acquisition of equipment                                                                           (545,734)             (574,741)
  Proceeds from sale of assets                                                                      2,008,995             2,000,000
  Acquisition of Willey Brothers, net of cash acquired                                                     --           (14,694,926)
  Loan to officers                                                                                    (78,000)                   --
  Proceeds from sale of fixed assets                                                                       --                75,350
  Purchase of marketable securities                                                                        --               (90,000)
                                                                                                  -----------          ------------

       Net cash provided by (used in) investing activities
           of continuing operations                                                                 1,385,261           (13,284,317)
                                                                                                  -----------          ------------

Cash flows from financing activities of continuing operations
  Borrowings on credit facility                                                                     2,857,648             1,142,352
  Proceeds from long-term debt                                                                             --            13,000,000
  Proceeds from sale of common stock                                                                  245,508             2,866,526
  Proceeds from exercise of options/warrants                                                               --               150,000
  Proceeds from sale of preferred stock                                                                    --             4,125,000
  Repayment of long-term debt                                                                      (5,029,268)           (1,267,651)
  Repayment on loan to officers                                                                        31,200                    --
                                                                                                  -----------          ------------

       Net cash (used in) provided by financing activities
           of continuing operations                                                                (1,894,912)           20,016,227
                                                                                                  -----------          ------------

       NET INCREASE (DECREASE) IN CASH                                                             (1,412,832)            4,222,485

Cash and cash equivalents, at beginning of year                                                     4,225,756                 3,271
                                                                                                  -----------          ------------

Cash and cash equivalents, at end of year                                                         $ 2,812,924          $  4,225,756
                                                                                                  ===========          ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for
      Interest                                                                                    $ 1,251,352          $  1,063,873
                                                                                                  ===========          ============
      Taxes                                                                                       $   263,888          $    481,424
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

      The Company has experienced recurring net losses applicable to common stockholders of $12,435,831 and $9,489,559 during the years ended December 31, 2002 and 2001, respectively. Additionally, the Company has had negative cash flows from operations for the years ending December 31, 2002 and 2001.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third party financing. We have been impacted by the economic downturn in the United States, which has resulted in a decline in revenues and profitability at Willey Brothers for the twelve months ended December 31, 2002, and by limitations and restrictions placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility (see Note
      H). The revolving credit facility and term loan (the "Facility") at Willey Brothers expires in August 2003.

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

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B - RESTATEMENT

      At December 31, 2002 the Company was eligible for a federal income tax refund, the effect of which was not reflected in the financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The error was discovered during the second quarter of 2003 in the course of preparing federal income tax returns for the year ended December 31, 2002, when the Company learned that its wholly-owned subsidiary, Willey Brothers, Inc., could take advantage of a five-year carryback rule effective for the tax years ending December 31, 2001 and December 31, 2002. This Amendment Number 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 restates the Company's 2002 financial statements to reflect the effect of the federal tax refund. The tables below show the effect of the correction on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Stockholders' Equity and Consolidated Statements of Cash Flows for the year ended December 31, 2002.

Consolidated Balance Sheets
---------------------------
                                                 Previously
                                                  Reported         As Restated
                                                ------------      -------------

Income tax receivable                                     --       $    690,136
Total current assets                            $ 19,559,497         20,249,633
Total assets                                      46,174,680         46,864,816
Accumulated deficit                              (32,024,520)       (31,334,384)
Total stockholders' equity                         7,953,718          8,643,854
Total liabilities and stockholders' equity        46,174,680         46,864,816

Consolidated Statements of Operations
-------------------------------------
                                                 Previously
                                                  Reported         As Restated
                                                ------------      -------------
Income tax expense [benefit]                    $    167,155       $   (522,981)
Loss from continuing operations                    5,956,382          5,266,246
Net Loss                                          13,125,967         12,435,831
Net loss applicable to common
  stockholders                                   (13,125,967)       (12,435,831)
Basic and diluted loss per share from
  Continuing operations                                (0.32)             (0.28)
Basic and diluted loss per share                       (0.71)             (0.67)

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B (continued)

Consolidated Statements of Cash Flows
-------------------------------------
                                                 Previously
                                                  Reported         As Restated
                                                ------------      -------------
Net loss from continuing operations             $ (5,956,382)      $ (5,266,246)
Changes in operating assets, net of
   effects from acquisitions
      Income taxes                                   104,489           (585,647)

Consolidated Statement of Stockholders' Equity
----------------------------------------------
                                                                 Accumulated Deficit                            Total
                                                            -------------------------------         ------------------------------
                                                            Previously                              Previously
                                                             Reported          As Restated           Reported          As Restated
                                                           ------------        ------------        ------------        ------------
Net loss                                                    (13,125,967)        (12,435,831)        (13,125,967)        (12,435,831)
Balance at December 31, 2002                               $(32,024,520)       $(31,334,384)       $  7,953,718        $  8,643,854

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE C (continued)

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

6.    Goodwill and Deferred Financing Costs

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis over ten years through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see Note D).

      Deferred financing costs are being amortized on a straight-line basis over 5 - 7 years, the life of the related debt.

7.    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See Note C-17)

8.    Warranty Costs

      Estimated future warranty costs are provided for in the period of sale for products under warranty based upon past experience. Accrued warranty costs at December 31, 2002 and 2001 were approximately $47,000 and $102,000, respectively, and are included in accrued expenses.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE C (continued)

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

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE C (continued)

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

14.   Concentration of Credit Risk

      Financial instruments that subject the Company to credit risk primarily consist of accounts receivable and costs in excess of billings (see Note
      G). Willey Brothers customer base primarily consists of U.S. financial institutions. Management does not believe that significant credit risk exists in connection with the Company's concentration of credit at December 31, 2002.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE C (continued)

15.   Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123, using the assumptions described in Note L: Year ended December 31,

                                                       2002             2001
                                                   ------------     ------------
                                                   (Restated -
                                                    See Note B)

      Net loss applicable to common stockholders
          As reported                              $(12,435,831)   $ (9,489,559)
          Pro forma                                 (13,232,534)     (9,704,336)

      Weighted-average shares outstanding
          Basic and diluted                          18,437,942      13,951,398

      Net loss per share
          As reported                              $      (0.67)   $      (0.68)
          Pro forma                                       (0.72)   $      (0.70)

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

                           December 31, 2002 and 2001

NOTE C (continued)

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

                           December 31, 2002 and 2001

NOTE C (continued)

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

NOTE C (continued)

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

NOTE D - ADOPTION OF SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

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

NOTE D - (continued)

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

Reconciliation of net loss and (loss) per share (Restated - See Note B)

Net Loss

                                                                                                     Twelve Months
                                                                                     December 31, 2002         December 31, 2001
                                                                                     -----------------         -----------------
Reported loss from continuing operations                                                $ (5,266,000)             $ (5,304,000)
Beneficial conversion on preferred stock                                                          --                (2,475,000)
Add back goodwill amortization, net of tax                                                        --                 2,738,000
Reported loss from discounted operations                                                  (7,170,000)               (1,711,000)
                                                                                        ------------              ------------

Adjusted net loss applicable to common stockholders                                     $(12,436,000)             $ (6,752,000)
                                                                                        ============              ============

(Loss) per share - basic and diluted:

Reported loss from continuing operations, per share                                     $      (0.28)             $      (0.38)
Beneficial conversion on preferred stock, per share                                               --              $      (0.18)
Add back goodwill amortization, net of tax, per share                                             --              $       0.20
Reported loss from discontinued operations, per share                                   $      (0.39)             $      (0.12)
                                                                                        ------------              ------------

Adjusted net loss per share applicable to common stockholders                           $      (0.67)             $      (0.48)
                                                                                        ============              ============

Weighted average shares - basic and diluted                                               18,438,000                13,951,000
                                                                                        ============              ============

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE E - ACQUISITIONS

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
                                                               ===========

      Accumulated amortization at December 31, 2002 and 2001 was $2,738,265 (see Note D).

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE E (continued)

      The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005. The aggregate maximum amount of contingent consideration is $1,800,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey's compliance with certain reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. The Company recorded a liability as of December 31, 2001 of $500,000. A liability for 2002 has not been recorded as the requirements of the earn-out were not met. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt. Pursuant to an agreement with the Company's commercial lender, and consented to by the former shareholders of Willey Brothers, no payments in respect of the earn-out can be made until all of the obligations are repaid, in full, to the commercial lender (see Note I).

      Unaudited pro forma operating results for twelve months ended December 31, 2001, for the Company, assuming the acquisition of Willey Brothers occurred on January 1, 2001, are as follows:

                                                                  2001
                                                             ------------

      Revenues                                               $ 40,750,000
      Loss from continuing operations                           5,687,000
      Beneficial conversion on preferred stock
          (see Note L)                                          2,475,000
      Loss from discontinued operations                         1,711,000

      Basic and diluted loss per share:
          Continuing operations                              $      (0.59)
          Discontinued operations                                   (0.12)
                                                             ------------

                                                             $      (0.71)
                                                             ============

      In 2001 goodwill was amortized on a straight-line basis over a ten-year period for Willey Brothers (see Note C-6). Beginning January 1, 2002 the Company stopped amortizing goodwill in conformance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note D).

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE E (continued)

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

NOTE F - PROPERTY AND EQUIPMENT

      Property and equipment and related accumulated depreciation are as follows:

                                                      2002              2001
                                                   -----------      -----------
      Computer equipment and software              $   515,688      $   836,840
      Furniture, fixtures and other equipment        1,251,424          462,946
      Leasehold improvements                           405,256          437,584
      Construction in Progress                         325,423          -0-
                                                   -----------      -----------
                                                     2,497,791        1,737,370
      Less accumulated depreciation                   (897,376)        (381,830)
                                                   -----------      -----------

                                                   $ 1,600,415      $ 1,355,540
                                                   ===========      ===========

      Depreciation expense was $515,546 and $415,712 for the years ended December 31, 2002 and 2001, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE G - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

      The following is a summary of costs and estimated earnings on uncompleted contracts in comparison to billings at December 31 2002 and 2001:

                                                        2002            2001
                                                    -----------     -----------
Branch planning, design and construction costs
    Costs and estimated earnings to date            $ 4,936,612     $ 2,625,338
    Billings to date                                   (112,659)        (90,087)
                                                    -----------     -----------

                                                      4,823,953       2,535,251
                                                    -----------     -----------

Fixture sale and installment contracts
    Costs and estimated earnings to date              1,351,919         809,409
    Billings to date                                 (1,003,700)       (303,211)
                                                    -----------     -----------

                                                        348,219         506,198
                                                    -----------     -----------

                                                    $ 5,172,172     $ 3,041,449
                                                    ===========     ===========

      The  accompanying   consolidated  balance  sheets  include  the  following
      captions at December 31:

                                                          2002          2001
                                                      -----------   -----------

 Costs and estimated earnings in excess of billings   $ 6,288,532   $ 3,434,747
 Billings in excess of costs and estimated earnings    (1,116,360)     (393,298)
                                                      -----------   -----------

                                                      $ 5,172,172   $ 3,041,449
                                                      ===========   ===========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE H - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

      On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on December 31, 2002 was 6.00% for the term loan and 4.3156% for the revolving credit facility. As of December 31, 2002, the outstanding balances under the term loan and the revolving credit facility were $2,499,045 and $4,000,000, respectively. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002 and March 18, 2003 and by a letter agreement dated February 12, 2003. The March 18, 2003 Amendment extends the expiration of the facility to August 22, 2003, extends the payment terms for the amendment fee and requires additional pre-payments of principal. The various amendment and waivers waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the credit facility and restrict the payments of certain other obligations. The September 25, 2002 Amendment increased the availability under the revolving credit facility and extended the payment terms for the amendment fee. The December 20, 2002 Amendment permanently applied $4,000,000 of cash, restricted by the March 29, 2002 Amendment and Waiver Agreement, to the term loan and extended the payment terms for the amendment fee. The February 12, 2003 letter agreement re-extended the payment terms for the amendment fee. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The facility is guaranteed by the Company. The Company has signed a commitment letter with a commercial bank for a $6.0 million credit facility subject to the execution of definitive agreements. The commitment expires June 12 2003. The Company intends to refinance its debt with a commercial lender under terms and conditions acceptable to the Company. No assurances can be given that the Company will be successful in concluding this or any other financing transaction. If for any reason Willey Brothers is unable to refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including the Company's ownership in Willey Brothers. Total amendment fees and expenses of approximately $857,000 have been expensed as incurred. At December 31, 2002 the Company had a liability for such fees of $580,000.

      The maturities on the term loan payable at December 31, 2002 are as follows:

          Year Ending December 31,
          ------------------------
                  2003                                         $   2,499,045
                                                                   =========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE I - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at December 31, 2002 and 2001:

                                                     2002            2001
                                                 ------------    ------------

      Notes payable (1) (2)                      $ 14,500,000    $ 14,500,000
      Discount on notes payable                      (299,704)       (710,350)
      Interest payable                                246,951         256,658
      Less current maturities, net of discount     (1,982,239)       (500,000)
                                                 ------------    ------------
                                                 $ 12,465,008    $ 13,546,308
                                                 ============    ============

      Notes  payable of $14.5  million  consist of the  following at December 31
      2002:

      (1) Two subordinated convertible promissory notes totaling $7,500,000, and two convertible promissory notes, totaling $2,000,000 (collectively the "Seller Notes"). The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share at the option of the Company or the noteholder. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of December 31, 2002 was 3.27%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company, at the option of the noteholder, at $3.00 per share. The aggregate beneficial conversion of the $2.0 million notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the noteholders, all payments required to be made under each of the Seller Notes for the first three quarters of 2001 were deferred until the end of the term, the maturity date on the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $7.5 million notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver Agreement dated March 29, 2002, with the commercial lender (see Note H) and consented to by the noteholders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the commercial lender.

      Current maturities consist of the following at December 31, 2002 and 2001:

                                                  2002             2001
                                               ----------       ----------

      Seller Notes                             $1,982,239       $  500,000
      Term Loan (Note H)                        2,499,045          937,500
      Capital Lease Liability                      86,779           75,562
                                               ----------       ----------
                                               $4,568,083       $1,513,062
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

NOTE J - INCOME TAXES (BENEFIT)  (RESTATED - SEE NOTE B)

      The provision (benefit) for income taxes for the year ended December 31, 2002 and 2001 is as follows:

                                                 2002               2001
                                              ---------           --------
      Current
          Federal                             $(690,136)          $     --
          State                                  63,155            186,890
                                              ---------           --------
                                               (626,981)           186,890
                                              ---------           --------
      Deferred
          Federal                                80,600                 --
          State                                  23,400                 --
                                              ---------           --------
                                                104,000                 --
                                              ---------           --------
                                              $(522,981)          $186,890
                                              =========           ========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE J (continued)

      The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rates.

                                               Year Ended         Year Ended
                                            December 31, 2002  December 31, 2001
                                            -----------------  -----------------
      U.S. federal statutory rate                (34.0)%           (34.0)%
      Permanent differences                       23.1              15.3
      Change in valuation allowance                7.5              22.0
      State taxes, net of federal benefit         (1.5)             (1.3)
      Other                                         .9               1.0
                                                 -----             -----
                                                  (4.0)%             3.0%
                                                 =====             =====

      The Company and its subsidiary generated losses for income tax purposes of approximately $4,666,000 and $1,364,000 for the years ended December 31, 2002 and 2001, respectively, and capital losses of $487,000 for the year ended December 31, 2001.

      Significant components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                          2002          2001
                                                      -----------   -----------
      Deferred tax assets
          Net operating loss carryfowards             $ 3,040,000   $ 2,553,600
          Capital loss carryfowards                            --       194,800
          Accumulated depreciation and amortization       105,200        70,800
           Warranty Reserve                                18,800            --
           Stock Options                                  314,800       200,800
          Allowances for receivables                       45,600        38,720
          Inventory Allowance                              17,200        20,000
          Bonus Accrual                                      -0-        100,000
          Vacation Reserve                                 90,700       103,000
                                                      -----------   -----------

                                                        3,632,300    (3,281,720)
      Deferred tax liabilities
          Deferred state tax liability                       -0-        (14,850)
          Valuation allowance                          (3,632,300)   (3,162,381)
                                                      -----------   -----------

                                                       (3,632,300)   (3,177,231)
                                                      -----------   -----------

      Deferred income tax asset, net                  $      -0-    $   104,489
                                                      ===========   ===========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE J (continued)

      At December 31, 2002, the Company has net operating loss carryforwards of approximately $7.6 million, which expire at various dates through 2022, available to offset future taxable income. At December 31, 2002, the Company had a deferred tax asset amounting to approximately $3.0 million. The deferred tax asset consists primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount, due to the uncertainty of the recognition of certain deferred income tax assets, primarily the net operating loss carryforwards. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. The balance of the deferred tax asset at December 31, 2002 represents timing differences between book income and taxable income. Approximately $193,000 of the estimated net operating loss carryforward available at December 31, 2002 will expire in 2003.

NOTE K - CONCENTRATIONS

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

NOTE L - STOCKHOLDERS' EQUITY

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

NOTE L (continued)

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

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE L (continued)

      A summary of the activity at December 31 is as follows:

                                            2002                   2001
                                   ---------------------  ---------------------
                                               Weighted-              Weighted-
                                               average                average
                                   Warrants/   exercise    Warrants/  exercise
                                    options     price      options     price
                                   ---------   ---------  ---------   ---------

Outstanding - January 1             6,850,545    $5.80     6,383,500    $6.02
Granted                             2,333,228     1.06       617,045     2.14
Exercised                                                   (150,000)    1.00
Cancelled                            (317,913)   (1.09)           (0)      (0)
                                   ----------    -----    ----------    -----

Outstanding - December 31           8,865,860    $4.72     6,850,545    $5.80
                                   ==========    =====    ==========    =====

Weighted-average fair value of
    options and warrants granted
    During the year                              $0.92                  $2.08
                                                 =====                  =====

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

                                                          Outstanding    Outstanding                         Exercisable
                                       Outstanding         weighted-      weighted-        Exercisable        weighted-
                                           as of             average        average            as of           average
     Range of                          December 31,         remaining      exercise        December 31,       exercise
 exercise price                            2002           life (years)       price             2002             price
 --------------                        ------------       ------------   -----------       ------------      -----------
$0.43 - $6.06                           3,033,500              2.06         $ 0.68          3,033,500           $ 0.68
$2.75 - $14.50                          3,200,000              2.28          11.35          3,200,000            11.35
$0.92 - $4.63                             614,545              2.49           2.13            536,945             2.11
$0.76 - $1.07                           2,017,815              4.44           1.06            700,000             1.07
                                        ---------                                           ---------

                                        8,865,860                                           7,470,445
                                        =========                                           =========

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE M - EMPLOYEE BENEFIT PLANS

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

NOTE N - COMMITMENTS AND CONTINGENCIES

      The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE N (continued)

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

NOTE N (continued)

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

NOTE O - TRANSACTIONS WITH SIGNIFICANT STOCKHOLDERS

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

NOTE P - REDUCTION IN WORKFORCE

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

NOTE Q - DISCONTINUED OPERATIONS

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

                   BrandPartners Group, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE R - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

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

NOTE R (continued)

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

NOTE S - FOURTH QUARTER ADJUSTMENT

      During the fourth quarter of 2001, the Company recorded post-acquisition adjustments, relating to pre-acquisition contingencies and accruals, applicable to its acquisition of Willey Brothers, on January 16, 2001, of approximately $948,000. All prior quarterly amounts have been restated in the Company's Reports on Form 10-QSB for 2002.

NOTE T - RELATED PARTY TRANSACTIONS

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

                                     Date: August 25, 2003