Form 10-Q
period 2003-06-30
BRANDPARTNERS GROUP INC
filed 2003-08-26
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer.

Yes |_| No |X|

The  number of  shares  of common  stock  outstanding  on  August  11,  2003 was
18,063,553

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

   Item 1. Financial Statements (unaudited)

       Consolidated Balance Sheets
           June  30, 2003 and December 31, 2002................................1

       Consolidated Statements of Operations for the Six and
           Three Months Ended June 30, 2003 and 2002...........................3

       Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2003 and 2002........................................4

       Notes to Consolidated Financial Statements..............................5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................16

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk..................................................23

   Item 4. Controls and Procedures............................................23

Part II - Other Information

   Item 5. Other Information..................................................24

   Item 6. Exhibits and Reports on Form 8-K...................................25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                    As of June 30, 2003 and December 31, 2002

                     ASSETS                     June 30, 2003  December 31, 2002
                                                -------------  -----------------
                                                 (unaudited)     (See Note "L")
Current assets:
  Cash and cash equivalents                      $   447,453      $ 2,812,924
  Accounts receivable, net                         5,242,389        7,476,432
  Costs and estimated earnings in excess of
    billings                                       1,854,309        6,288,532
  Inventories                                      2,305,079        2,102,909
  Prepaid expenses and other current assets          591,257          878,700
  Income tax receivable                              690,136          690,136
                                                 -----------      -----------

       Total current assets                       11,130,623       20,249,633
                                                 -----------      -----------

Property and equipment, net of accumulated
  depreciation                                     1,459,088        1,600,415

Goodwill, net of accumulated amortization         24,271,969       24,271,969

Deferred financing and acquisition costs             391,206          472,450

Other assets                                         161,171          270,349
                                                 -----------      -----------

         Total assets                            $37,414,057      $46,864,816
                                                 ===========      ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                    As of June 30, 2003 and December 31, 2002

   LIABILITIES AND STOCKHOLDERS' EQUITY         June 30, 2003  December 31, 2002
                                                -------------- -----------------
                                                 (unaudited)     (See Note "L")
Current liabilities:
  Revolving credit facility                      $  5,318,248    $  4,000,000
  Accounts payable and accrued expenses             7,730,901      14,837,277
  Billings in excess of costs and estimated
    earnings                                        1,646,841       1,116,360
  Current maturities of long-term debt              3,874,711       4,568,083
  Other current liabilities                         1,376,277       1,175,494
                                                 ------------    ------------
       Total current liabilities                   19,946,978      25,697,214

Notes and interest payable                         12,616,411      12,465,008
Capital lease obligations                               2,512           2,445
Put warrant liability                                 122,513          56,295
                                                 ------------    ------------
       Total liabilities                           32,688,414      38,220,962
                                                 ------------    ------------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.01 par value;
    20,000,000 shares authorized; no
    shares issued and outstanding                          --              --
  Common stock - 100,000,000 shares
    authorized, $.01 par value;
    18,163,553, shares issued as
    of June  30, 2003 and
    December 31, 2002, 18,063,553
    shares outstanding as of June 30,
    2003 and December 31, 2002                        181,636         181,636
  Additional paid-in capital                       40,198,822      40,109,102
  Accumulated deficit                             (35,342,315)    (31,334,384)
  Treasury stock                                     (312,500)       (312,500)
                                                 ------------    ------------

       Total stockholders' equity                   4,725,643       8,643,854
                                                 ------------    ------------

       Total liabilities and
         stockholders' equity                    $ 37,414,057    $ 46,864,816
                                                 ============    ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Six and Three Months Ended June 30, 2003 and 2002
                                   (unaudited)

                                                               Six Months Ended June 30,              Three Months Ended June 30,
                                                               2003                2002                2003                2002
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $ 16,370,530        $ 15,433,828        $  6,881,717        $  9,581,229
                                                           ------------        ------------        ------------        ------------
Costs and expenses
  Cost of revenues                                           14,066,599          12,789,662           6,235,408           7,240,100
  Selling, general and administrative                         4,601,896           7,241,414           2,013,602           3,339,031
  Depreciation and amortization                                 448,975             548,218             230,330              66,394
                                                           ------------        ------------        ------------        ------------

    Total expenses                                           19,117,470          20,579,294           8,479,340          10,645,525
                                                           ------------        ------------        ------------        ------------

    Operating loss                                           (2,746,940)         (5,145,466)         (1,597,623)         (1,064,296)
                                                           ------------        ------------        ------------        ------------

    Interest expense                                            950,129           1,228,453             482,657             623,764
                                                           ------------        ------------        ------------        ------------
  Other (income) expense
    Interest income                                             (20,394)            (39,660)             (4,539)            (15,145)
    Management fee income                                            --            (312,895)                 --            (312,895)
    Settlement of lawsuit                                       227,220                  --                  --                  --
    Loss on sale of assets                                       37,818                  --              37,818                  --
    Other
       Total other (income) expense                              66,218            (133,853)             66,218            (133,853)
                                                           ------------        ------------        ------------        ------------
                                                                310,862            (486,408)             99,497            (461,893)
                                                           ------------        ------------        ------------        ------------
  Loss from continuing operations                            (4,007,931)         (5,887,511)         (2,179,777)         (1,226,167)

Loss from discontinued operations                                    --             597,571                  --             213,151
                                                           ------------        ------------        ------------        ------------

  NET LOSS                                                 $ (4,007,931)       $ (6,485,082)       $ (2,179,777)       $ (1,439,318)
                                                           ============        ============        ============        ============

Basic and diluted (loss) per share
Continuing operations                                      $      (0.22)       $      (0.33)       $      (0.12)       $      (0.07)

Discontinued operations                                              --        $      (0.03)                 --        $      (0.01)
                                                           ------------        ------------        ------------        ------------


Basic and diluted                                          $      (0.22)       $      (0.36)       $      (0.12)       $      (0.08)
                                                           ============        ============        ============        ============

Weighted -average shares outstanding                         18,468,553          18,001,823          18,468,553          18,063,553
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Six Months ended June 30
                                   (unaudited)

                                                        2003            2002
                                                     -----------    -----------
Cash flows from operating activities
  of continuing operations

    Loss from continuing operations                  $(4,007,931)   $(5,887,511)

  Adjustments to reconcile loss from
  continuing operations to cash used in
  operating activities

    Depreciation and amortization                        448,975        548,218
    Amortization of discount on notes payable             63,112        195,141
    Settlement of lawsuit                                 77,220             --
    Bad debt provision                                   (53,033)        64,106
    Non-cash compensation                                 12,500        310,000
    Allowance for obsolete inventory                      30,000         82,500
    (Gain) loss on derivative Transaction                 66,218       (133,853)
    Loss on sale of assets                                37,818            -0-

    Changes in operating assets and liabilities of continuing operations

      Accounts receivable                              2,287,076        747,213
      Costs and estimated earnings in excess
      of billings                                      4,434,223       (616,590)
      Inventories                                       (232,170)       338,787
      Prepaid expenses and other current
      assets                                             242,443       (406,607)
      Other assets                                        (2,867)         2,286
      Accounts payable and accrued expenses           (7,106,376)     1,376,215
      Other liabilities                                  200,783        110,341
      Billings in excess of costs and
      estimated earnings                                 530,481        195,710
      Interest payable - long term                       106,052        225,482
      Income taxes                                            --        104,489
                                                     -----------    -----------
    Net cash used in operating activities             (2,865,476)    (2,744,073)
                                                     -----------    -----------

Cash flows from investing activities of
continuing operations

  Acquisition of equipment                              (114,359)      (331,173)
  Proceeds from sale of assets                             7,182     (4,000,000)
  Loan to officers                                            --        (78,000)
  Repayment on loan to officer's                              --         31,200
                                                     -----------    -----------
    Net cash used in investing activities
    of continuing operations                            (107,177)    (4,377,973)
                                                     -----------    -----------
Cash flows from financing activities of
continuing operations

  Net borrowings on credit facility                    1,318,248      4,312,796
  Proceeds from sale of common stock, net                     --        250,508
  Repayment of long-term debt                           (711,066)      (733,548)
                                                     -----------    -----------
    Net cash provided by financing activities
    of continuing operations                             607,182      3,829,756
                                                     -----------    -----------

    NET DECREASE IN CASH                              (2,365,471)    (3,292,290)

Cash and cash equivalents, beginning of period         2,812,924      4,225,756
                                                     -----------    -----------

Cash and cash equivalents, end of period             $   447,453    $   933,466
                                                     ===========    ===========

Supplemental disclosures of cash flow
information:
  Cash paid during the period for interest           $   496,708    $   573,103
                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

      A summary of significant accounting policies followed by the Company is set forth in Note C to the Company's restated consolidated financial statements in Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference.

      The consolidated financial statements include the accounts of BrandPartners Group, Inc. and its 100% owned subsidiary, Willey Brothers, Inc. ("Willey Brothers") for the six months ended June 30, 2003, and the accounts of BrandPartners Group, Willey Brothers and BrandPartners Group's discontinued operation, iMapData.com, Inc., for the six months ended June 30, 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third party financing. We have been impacted by limitations and restrictions placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility (see Note "D"). Willey Brothers' revolving credit facility and term loan (together, the "Facility") are currently due to expire on September 29, 2003. The Company has guaranteed 100% of the Facility. Willey Brothers and its lender are in the process of negotiating an extension of the Facility on terms and conditions acceptable to the parties, but no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and

                   BrandPartners Group, Inc. and Subsidiaries

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

      payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. Should that foreclosure occur the Company would have no further operations. In addition, in the event that Willey Brothers is unable to pay the amount due under the Facility upon maturity, such a default would trigger a default under and acceleration of the Willey Subordinated Note Payable (as defined in Note "E" below), and would trigger the right of the holder of the Put Warrant (as defined in Note "E" below) to put such Put Warrant to Willey Brothers (see Note "E").

      In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable. In addition, the Company is pursuing various debt and equity financing arrangements to permit payment of the Company's short-term debt, support the Company's operations and allow the execution of its business plan. While no assurances can be given, management believes that implementation of these initiatives and the anticipated extension of the Facility will provide sufficient cash flow for the next twelve months.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

NOTE B - INVENTORY

      Inventory consists of the following at June 30, 2003 and December 31, 2002.

                                               June 30, 2003   December 31, 2002
                                               -------------   -----------------

             Finished Goods                       $1,658,813          $1,560,943
             Raw Materials                           587,243             534,619
             Work-in-Process                          59,023               7,347
                                                  ----------          ----------
                                                  $2,305,079          $2,102,909
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

                   BrandPartners Group, Inc. and Subsidiaries

NOTE D - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

      On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility (together, the "Facility"). All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The weighted average interest rate in effect on June 30, 2003 was 5.3834% for the term loan and 4.8633% for the revolving credit facility. As of June 30, 2003, the outstanding balances under the term loan and the revolving credit facility were $1,839,045 and $5,318,248, respectively. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002, March 18, 2003 and August 21, 2003, and by a letter agreement dated February 12, 2003. The August 21, 2003 and March 18, 2003 Amendments extended the expiration of the Facility to September 29, 2003 and August 22, 2003, respectively, extended the payment terms for the amendment fee and required additional pre-payments of principal. The September 25, 2002 Amendment increased the availability under the revolving credit facility and extended the payment terms for the amendment fee. The December 20, 2002 Amendment permanently applied $4,000,000 of cash, restricted by the March 29, 2002 Amendment and Waiver Agreement, to the term loan and extended the payment terms for the amendment fee. The various other Amendments and Amendment and Waiver Agreements waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the credit facility and restrict the payments of certain other obligations. The February 12, 2003 letter agreement extended the payment terms for the amendment fee. Willey Brothers and its lender are in the process of negotiating an extension of the Facility on terms and conditions acceptable to the parties, but no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. Borrowings under the Facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The Facility is guaranteed by the Company. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. Should that foreclosure occur the Company would have no further operations. In addition, in the event that Willey Brothers is unable to pay the amount due under the Facility upon maturity, such a default would trigger a default under and acceleration of the Willey Subordinated Note Payable, and would trigger the right of the holder of the Put Warrant to put such Put Warrant to Willey Brothers (see Note "E"). At June 30, 2003 the Company had a liability for amendment fees of $580,000.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at June 30, 2003 and December 31, 2002:

                                                         2003          2002
                                                      -----------   -----------

            Notes payable (1) (2)                     $14,500,000   $14,500,000
            Discount on notes payable                    (236,592)     (299,704)
            Interest payable                              353,003       246,951
            Less current maturities                    (2,000,000)   (1,982,239)
                                                      -----------   -----------

                                                      $12,616,411   $12,465,008
                                                      ===========   ===========

      Notes payable of $14.5 million consist of the following at June 30, 2003:

      (1) Two subordinated convertible promissory notes totaling $7,500,000 (the "$7.5 Million Notes"), and two convertible promissory notes totaling $2,000,000 (the "$2.0 Million Notes," together with the $7.5 Million Notes, the "Seller Notes"). The $7.5 Million Notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share at the option of the Company or the noteholder. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of June 30, 2003 was 2.7888%. The $2.0 Million Notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company, at the option of the noteholder, at $3.00 per share. The aggregate beneficial conversion of the $2.0 Million Notes of $666,667 has been accounted for as a debt discount and has been recorded as interest expense over the term of the notes. Pursuant to an agreement with the noteholders, all payments required to be made under each of the Seller Notes for the first three quarters of 2001 were deferred until the end of the term, the maturity date on the $2.0 Million Notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $7.5 Million Notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver
            Agreement dated March 29, 2002, with the commercial lender and consented to by the noteholders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the commercial lender (see Note "D"). Should the Company be unable to secure the necessary financing to pay or refinance the $2.0 Million Notes at or prior to their due date, or the earliest date on which payment is permitted by Willey Brothers' lender, if later, the existence of such a default in payment of the $2.0 Million Notes may result in litigation for enforcement of such $2.0 Million Notes and could compromise the Company's ability to obtain additional financing to support its operations. In addition, such a default in the payment of the $2 Million Notes would trigger a default under and acceleration of each of the $7.5 Million Notes and the Willey Subordinated Note Payable (as defined below), and would trigger the right of the holder of the Put Warrant to put such Put Warrant to Willey Brothers.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE (continued)

      On May 15, 2003, the Company entered into an agreement with the former shareholders of Willey Brothers (the "Willey Agreement") providing for, among other things, the cancellation and forgiveness of certain debt upon the occurrence of certain events. Under the agreement, as amended for certain consideration on June 16, 2003, in the event that, at or contemporaneously with the closing of a transaction not in the ordinary course of business (including, without limitation, a debt or equity investment in, or a refinancing of all or a portion of the indebtedness of, either the Company or Willey Brothers), but in any event not later than October 1, 2003, the Company makes payment to the former shareholders of the principal balance due under the $2.0 Million Notes, the principal and interest owed under the $2.0 Million Notes shall be deemed paid, the principal and interest owed under the $7.5 Million Notes shall be canceled and forgiven, the accrued and unpaid obligations under the Earn-Out shall be forgiven and no further Earn-Out obligations shall accrue. The Company has an option to extend the payment date under the Willey Agreement, under certain circumstances and for payment of certain consideration, until October 31, 2003. In the event that such option is exercised, the due date of the $2.0 Million Notes will be automatically extended until October 31, 2003. The Company currently carries $9.5 million of notes payable, accrued interest on the notes of approximately $1,354,000 (included in Other Current Assets at June 30, 2003 and December 31, 2002) and accrued, unpaid Earn-Out of $500,000 (included in accounts payable and accrued expenses at June 30, 2003 and December 31, 2002), payable to the former shareholders. In addition, the Company has a contingent liability, through 2005, to pay an earn-out to the former shareholders, based upon certain targeted levels (see Note "I" - Earn Out). The transaction, if it occurs, will be accounted for as a Troubled Debt Restructuring. No gain or loss will be recognized on the transaction as it is with a related party. As discussed above, Willey Brothers' Facility with its commercial lender prohibits the Company from making any payments in respect of the $2.0 Million Notes until all of its obligations are repaid in full to such commercial lender. No assurances can be given that the Company will have sufficient capital or be permitted by its commercial lender to repay the $2.0 Million Notes on or by the date required under the Willey Agreement. In the event that the $2.0 Million Notes are not repaid on or by such required date, the Willey Agreement will expire and no debt will be forgiven or cancelled.

      Current maturities consist of the following at June 30, 2003 and December 31, 2002:

                                                June 30, 2003  December 31, 2002
                                                -------------  -----------------
            Seller Notes                           $2,000,000         $1,982,239
            Term Loan                               1,839,045          2,499,045
            Capital Lease Liability                    35,666             86,799
                                                   ----------         ----------
                                                   $3,874,711         $4,568,083
                                                   ==========         ==========

      (2) A subordinated promissory note in the principal amount of $5,000,000 issued on October 22, 2001 to a third party (the "Willey Subordinated Note Payable"). The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (PIK amount). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. The Company has received a waiver from such

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE (continued)

      financial covenants through June 30, 2003. Concurrently and in connection with the issuance of the note, the Company issued a common stock purchase warrant (the "Put Warrant") to purchase 405,000 shares of common stock of the Company at $0.01 per share. The Put Warrant expires October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the Put Warrant totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the Put Warrant was recorded. Changes to the future fair value of the Put Warrant are recorded in accordance with SFAS No. 133 and credited or charged to other income or loss, respectively. For the six and three months ended June 30, 2003 the Company recorded an unrealized loss of $66,218 and an unrealized gain of $133,853 for the six and three months ended June 30, 2002.

NOTE F - SIGNIFICANT CUSTOMERS

      For the six months ended June 30, 2003, five customers of Willey Brothers accounted for approximately 30%, 12%, 11%, 10% and 10% of its revenues, respectively. For the three months ended June 30, 2003, two customers of Willey Brothers accounted for approximately 16% and 10% of its revenues, respectively.

      For the six months ended June 30, 2002, two customers of Willey Brothers accounted for approximately 12% and 11% of its revenues, respectively. For the three months ended June 30, 2002, two customers of Willey Brothers accounted for approximately 12% and 12% of its revenues, respectively.

NOTE G - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

      On May 12, 2003, the Company issued 300,000 options to Rebot Corporation in settlement of a lawsuit against the Company. The options have a
      Black-Scholes valuation of approximately $77,220. The transaction was accounted for by charging other expense and increasing additional-paid-in-capital.

      On January 30, 2003, the Company issued 125,000 options to a consultant in consideration of services to be provided to the Company and its subsidiary during 2003. The options have a Black-Scholes valuation of approximately $12,500. The transaction was accounted for by charging consulting expense and crediting additional-paid-in-capital.

      On January 17, 2002 the Company issued 20,833 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $25,000, the value of the compensation. The transaction was accounted for by charging salary expense and crediting common stock and additional-paid-in-capital.

                   BrandPartners Group, Inc. and Subsidiaries

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

NOTE I - COMMITMENTS AND CONTINGENCIES

Earn-Out

      On January 16, 2001 the Company acquired 100% of the stock of Willey Brothers. The terms of the acquisition provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $1,800,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey Brothers's compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. As of June 30, 2003 and 2002 the Company had a liability of $500,000 related to the year 2001. As of June 30, 2003 the Company has not recorded a provision for the current year since Willey Brothers has not reached the level of profitability which is required for the payment of the Earn-Out. A liability for the year ended December 31, 2002 was not recorded as the terms of the Earn-Out were not met. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

      Pursuant to an Amendment and Waiver Agreement, dated March 29, 2002, with the commercial lender, and consented to by the former shareholders, no payments in respect of the Earn-Out can be made until all of the obligations are repaid, in full, to the lender (See Note "D").

      The Company has entered into an agreement with the former shareholders, whereby, if certain conditions are met all accrued and unpaid obligations under the Earn-Out shall be forgiven and no further Earn-Out obligation shall accrue (see Note "E")

                   BrandPartners Group, Inc. and Subsidiaries

NOTE J- STOCK BASED COMPENSATION

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

      The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the six and three months of 2003 and 2002, respectively: (1) average expected volatility of 121.3% and 125.88%, (2) average risk-free interest rates of 2.97% and 4.69%, and (3) expected lives of five years for the six and three months ended June 30, 2003 and expected lives of five and eight years for the year ended December 31, 2002.

                                                               Six Months Ended June 30,             Three Months Ended June 30,
                                                               2003                2002               2003                 2002
                                                           ------------        ------------        ------------        ------------
Net loss applicable to common stockholders
   As reported                                             $ (4,007,931)       $ (6,485,082)       $ (2,179,777)       $ (1,439,318)
   Stock based compensation expense                             932,276             720,703             163,420              40,161
                                                           ------------        ------------        ------------        ------------
   Pro forma                                               $ (4,940,207)       $ (7,205,785)       $ (2,343,197)       $ (1,479,479
                                                           ============        ============        ============        ============

Weighted-average shares outstanding
   Basic and diluted                                         18,468,553          18,001,823          18,468,553          18,063,553
                                                           ============        ============        ============        ============

Net loss per share
   As reported                                             $      (0.22)       $      (0.36)       $      (0.12)       $      (0.08)
                                                           ============        ============        ============        ============
   Pro forma                                               $      (0.27)       $      (0.40)       $      (0.13)       $      (0.08)
                                                           ============        ============        ============        ============

                   BrandPartners Group, Inc. and Subsidiaries

NOTE K - DISCONTINUED OPERATIONS

      On October 31, 2002, the Company disposed of its majority interest in its subsidiary, iMapData.com, Inc., for $2,000,000, through a sale to iMapData.

      A summary of operating results for iMapData, for the six and three months ended June 30, 2002 is as follows:

                                                        Six Months  Three Months
                                                          Ended         Ended
                                                         June 30,      June 30,
                                                           2002          2002
                                                        ----------    ----------
Revenues                                                $  998,997    $  489,104
                                                        ----------    ----------

Cost and expenses:
  Cost of revenues                                         920,622       486,602
  Selling, general and administrative expenses             687,338       335,886
  Depreciation and amortization                             43,597        22,151
                                                        ----------    ----------

Total expenses                                           1,651,557       844,639
                                                        ----------    ----------

Operating loss                                             652,560       355,535
                                                        ----------    ----------

Other income:
  Interest income                                            5,924         2,516
  Minority interest                                        234,618       139,868
                                                        ----------    ----------

Total other income                                         240,542       142,384
                                                        ----------    ----------

Loss before change in accounting principle                 412,018       213,151

Change in accounting principle                             185,553            --
                                                        ----------    ----------

Net loss from discontinued operations                   $  597,571    $  213,151
                                                        ==========    ==========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE L - PRIOR PERIOD RESTATEMENT

      At December 31, 2002 the Company was eligible for a federal income tax refund, the effect of which was not reflected in the financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The error was discovered during the second quarter of 2003 in the course of preparing federal income tax returns for the year ended December 31, 2002, when the Company learned that its wholly-owned subsidiary, Willey Brothers, Inc. could take advantage of a five-year carryback rule effective for the tax years ending December 31, 2001 and December 31, 2002. Simultaneously with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Company is filing an Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which amended report contains restated financial statements reflecting the effect of the federal tax refund. The tables below show the effect of the correction on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Stockholders' Equity and Consolidated Statements of Cash Flows for the year ended December 31, 2002.

Consolidated Balance Sheets
---------------------------
                                               Previously
                                                Reported         As Restated
                                              -------------     -------------
Income tax receivable                                   --       $    690,136
Total current assets                          $ 19,559,497         20,249,633
Total assets                                    46,174,680         46,864,816
Accumulated deficit                            (32,024,520)       (31,334,384)
Total stockholders' equity                       7,953,718          8,643,854
Total liabilities and stockholders' equity      46,174,680         46,864,816

Consolidated Statements of Operations
-------------------------------------
                                               Previously
                                                Reported         As Restated
                                              -------------     -------------
Income tax expense [Benefit]                  $    167,155       $   (522,981)
Loss from continuing operations                  5,956,382          5,266,246
Net Loss                                        13,125,967         12,435,831
Net loss applicable to common
   stockholders                                (13,125,967)       (12,435,831)
Basic and diluted loss per share from
      Continuing operations                          (0.32)             (0.28)
Basic and diluted loss per share                     (0.71)             (0.67)

Consolidated Statements of Cash Flows
-------------------------------------
                                               Previously
                                                Reported         As Restated
                                              -------------     -------------
Net loss from continuing operations           $ (5,956,382)      $ (5,266,246)
Changes in operating assets, net of
   effects from acquisitions
      Income taxes                                 104,489           (585,647)

                   BrandPartners Group, Inc. and Subsidiaries

NOTE L - PRIOR PERIOD RESTATEMENT (continued)

Consolidated Statement of Stockholders' Equity
----------------------------------------------
                                                                 Accumulated Deficit                             Total
                                                           --------------------------------        --------------------------------
                                                            Previously                             Previously
                                                             Reported           As Restated         Reported           As Restated
                                                           ------------        ------------        ------------        ------------
Net loss                                                    (13,125,967)        (12,435,831)        (13,125,967)        (12,435,831)
Balance at December 31, 2002                               $(32,024,520)       $(31,334,384)       $  7,953,718        $  8,643,854

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      As of June 30, 2003, the Company had negative working capital (current assets less current liabilities) of $8,816,000, stockholders' equity of $4,726,000 and a working capital ratio (current assets to current liabilities) of approximately .56:1. At December 31, 2002, the Company had negative working capital of $5,448,000, stockholders' equity of $8,644,000 and a working capital ratio of approximately .79:1. The balances of the Term Loan and Revolving Credit Facility (as each of such terms is defined below) of approximately $1,839,000 and $5,318,000, respectively, as of June 30, 2003, are currently due to be repaid on September 29, 2003. Willey Brothers and its lender are in the process of negotiating an extension of the Facility (as such term is defined below) on terms and conditions acceptable to the parties, but no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. In addition, the $2.0 Million Notes (as defined below) with accrued interest of approximately $690,000 are due to be repaid October 11, 2003. The Company is actively seeking financing to repay the $2.0 Million Notes. The terms of the Company's debt instruments, including the consequences of any failure to pay such debt at maturity, is discussed in more detail in "Indebtedness" and "Liquidity Issues" below. In August 2003 Willey Brothers received a federal tax refund in the amount of approximately $1.2 million arising from the carryback of Willey Brothers 2002 income tax loss. The proceeds of the refund were used for working capital purposes. As of June 30, 2003 and December 31, 2002 the Company had unrestricted cash and cash equivalents of $447,000 and $2,813,000, respectively.

      For the six months ended June 30, 2003 and 2002, net cash used in operating activities of continuing operations was $2,865,000 and $2,744,000, respectively, net cash used in investing activities of continuing operations was $107,000 and $4,378,000, respectively, and net cash provided by financing activities of continuing operations was $607,000 and $3,830,000, respectively.

Indebtedness

      The Willey Brothers Facility

      On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consists of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Revolving Credit Facility") and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of June 30, 2003, there was $1,839,000 outstanding under the Term Loan and $5,318,000 outstanding under the Revolving Credit Facility, and outstanding amendment fees in the amount of $580,000. The weighted average interest rate in effect on June 30, 2003 was 5.3834% for the Term Loan and 4.8633% for the Revolving Credit Facility. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002, March 18, 2003 and August 21, 2003, and by a letter agreement dated February 12, 2003. The various Amendments and Amendment and Waiver Agreements waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the Revolving Credit Facility, place restrictions on the use of $4,000,000 of Willey Brothers' cash and restrict the payment of certain other obligations. The December 20, 2002 Amendment permanently applied the $4,000,000 of cash restricted by the March 29, 2002 Amendment to the Term Loan. The February 12, 2003 letter agreement extended the payment date of the amendment fee until March 28, 2003. The March 18, 2003 Amendment extended the expiration of the Facility from March 31, 2003 until August 22, 2003, extended the payment of the amendment fee until such date, and mandated weekly pre-payments toward the balance of the Term Loan. The August 21, 2003 Amendment extended the expiration of the Facility from August 22, 2003 until September 29, 2003, extended the payment of the amendment fee until that date, and increased the amount of the weekly pre-payments toward the balance of the Term Loan mandated by the March 18, 2003 Amendment. Willey Brothers and its lender are in the process of negotiating an extension of the Facility on terms and conditions acceptable to the parties, but no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. If for any reason Willey Brothers is unable to extend or refinance the

Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations. For further discussion of the consequences of a failure to pay the Facility upon maturity, see "Liquidity Issues" below. As of August 19, 2003 there were outstanding balances of approximately $1,509,000 under the Term Loan and $5,009,000 under the Revolving Credit Facility.

      The Seller Notes

      In connection with the purchase of Willey Brothers in January 2001, the Company issued two convertible promissory notes, each in the principal amount of $1,000,000 (the "$2 Million Notes"), and two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$7.5 Million Notes," together with the $2.0 Million Notes, the "Seller Notes"). The $2.0 Million Notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest under the $2.0 Million Notes are due in one payment on October 11, 2003. Subject to certain conditions, the $2.0 Million Notes are convertible into common stock of the Company at the option of the noteholder at a rate of $3.00 per share. The $7.5 Million Notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on June 30, 2003 was 2.7888%. The principal and any accrued interest under the $7.5 Million Notes are due in one payment on October 11, 2007. Subject to certain conditions, the $7.5 Million Notes are convertible into common stock of the Company at the option of the Company or the noteholder at a rate of $4.00 per share. Pursuant to an agreement made with the noteholders in October 2001, all payments required to be made under the Seller Notes for the first three quarters of 2001 were deferred until the end of the term, the maturity date of the $2 Million Notes was extended to October 11, 2003 from January 11, 2003 and the maturity date of the $7.5 Million Notes was extended to October 11, 2007 from January 11, 2007. Pursuant to the Amendment and Waiver Agreement, dated March 29, 2002, among the Company, Willey Brothers and Willey Brothers' lender for the Facility, and consented to by the noteholders, no payments in respect of the Seller Notes can be made until all of the obligations are paid, in full, to the lender. No payments have been made under the Seller Notes to date. Should the Company be unable to secure the necessary financing to pay or refinance the $2.0 Million Notes at or prior to their due date, or the earliest date on which payment is permitted by Willey Brothers' lender, if later, the Company will be in default under the terms of such $2.0 Million Notes, and the existence of such a default may result in litigation for enforcement of such $2.0 Million Notes and could compromise the Company's ability to obtain additional financing to support its operations. For further discussion of the consequences of a failure to pay the $2.0 Million Notes upon maturity, see "Liquidity Issues" below.

      The Company has entered into an agreement with the former shareholders of Willey Brothers (the "Willey Agreement") whereby, in the event that at or contemporaneously with the closing of a transaction not in the ordinary course of business (including, without limitation, a debt or equity investment in, or a refinancing of all or a portion of the indebtedness of, either the Company or Willey Brothers), but in any event not later than October 1, 2003, the Company makes payment to the former shareholders of the principal balance due under the $2.0 Million Notes, the principal and interest owed under the $2.0 Million Notes shall be deemed paid, the principal and interest owed under the $7.5 Million Notes shall be canceled and forgiven, the accrued and unpaid obligations under the earn-out entered into in connection with the purchase of Willey Brothers shall be forgiven and no further earn-out obligations shall accrue. As of June 30, 2003 such debt cancellation and forgiveness would total approximately $9,354,000. The Company has an option to extend the payment date under the agreement, under certain circumstances and for payment of certain consideration, until October 31, 2003. If such option is exercised, the due date of the $2.0 Million Notes will be automatically extended until October 31, 2003. As discussed above, Willey Brothers' Facility with its commercial lender prohibits the Company from making any payments in respect of the $2.0 Million Notes until all of its obligations are repaid in full to such commercial lender. No assurances can be given that the Company will have sufficient capital or be permitted by its commercial lender to repay the $2.0 Million Notes in the time frame required by the Willey Agreement, in which case the Company will derive no benefit from the Willey Agreement. In the event that the Company does not make payment of the $2.0 Million Notes as set forth in the Willey Agreement, the Company's obligations to pay principal and interest under the $2.0 Million, $7.5 Million Notes and earn-out will remain in full force and effect. The consequences of a failure to pay the $2.0 Million Notes upon maturity are discussed above.

      The Willey Subordinated Note Payable

      On October 22, 2001, Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows:
12% on the accreted principal amount, payable in cash quarterly, and 4% on the accreted principal amount, added to principal (PIK amount). The balance of the note at June 30, 2003 was $5,116,000 including PIK interest of $353,000 and less the aggregate discount on notes payable of $237,000. The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, the Company issued a common stock purchase warrant (the "Put Warrant") to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Put Warrant expires October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. Pursuant to a letter agreement dated October 9, 2002 between the noteholder and Willey Brothers, the noteholder waived its rights to demand immediate payment of the Willey Subordinated Note Payable and to put the Put Warrant to Willey Brothers, which rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer. The Company has received waivers from certain financial covenants through June 30, 2003. At June 30, 2003 the Company had a long-term liability of approximately $122,500 related to the Put Warrant.

Liquidity Issues

      As discussed above, the outstanding balance under the Willey Brothers' Facility, consisting of $1,509,000 under the Term Loan and $5,009,000 under the Revolving Credit Facility at August 19, 2003, and outstanding amendment fees of $580,000, are due and payable on September 29, 2003. Although Willey Brothers and its commercial lender are in the process of negotiating an extension of the Facility on terms and conditions acceptable to the parties, no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. Should that foreclosure occur the Company would have no further operations. In addition, in the event that Willey Brothers is unable to pay the amount due under the Facility upon maturity, such a default would trigger a default under and acceleration of the Willey Subordinated Note Payable, and would trigger the right of the holder of the Put Warrant to put such Put Warrant to Willey Brothers.

      In addition, the $2 Million Notes will mature and become payable on October 11, 2003. As discussed above, the Willey Agreement provides an opportunity to extend the due date of the $2 Million Notes to October 31, 2003, and, if the principal balance of the $2 Million Notes is paid pursuant to the terms of the Willey Agreement, to obtain cancellation and forgiveness of the interest due under the $2 Million Notes, the principal and interest due under the $7.5 Million Notes, and certain earn-out obligations. There can be no assurance that the Company will be able to avail itself of such extension or obtain any benefit from the Willey Agreement. In the event that the $2 Million Notes are not paid upon maturity, or at the earliest date on which payment is permitted by Willey Brothers' lender, if later, such a default of payment may result in litigation for enforcement of such $2.0 Million Notes and could compromise the Company's ability to obtain additional financing to support its operations. In addition, such a default in the payment of the $2 Million Notes would trigger a default under and acceleration of each of the $7.5 Million Notes and the Willey Subordinated Note Payable, and would trigger the right of the holder of the Put Warrant to put such Put Warrant to Willey Brothers.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are able to extend or refinance our short-term debt at all or on terms favorable to the Company, as discussed above, and whether we are successful in generating revenues and income from Willey Brothers. The Company is also actively seeking additional capital through debt or equity financing arrangements to permit payment of the Company's obligations under the $2.0
Million Notes, which are due October 11, 2003, to support the Company's operations, and to allow the execution of the Company's business plan. No assurances can be given that the Company will be successful in obtaining such additional capital at all or on terms favorable to the Company. We continue to be impacted by limitations placed upon Willey Brothers by its lender with respect to funds available under its Facility. In response to our current financial condition and current market conditions, and as a part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable.

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Revenues. Revenues from continuing operations increased approximately $937,000, or 6%, to $16,371,000 for the six months ended June 30, 2003 from $15,434,000 for the six months ended June 30, 2002. This increase is due to an increase in orders in the current year.

      Cost of Revenues. Cost of revenues from continuing operations increased approximately $1,277,000, or 10%, to $14,067,000 (86% of net revenues), for the six months ended June 30, 2003 from $12,790,000 (83% of net revenues) for the six months ended June 30, 2002. This increase is primarily attributable to an increase in revenues. The increase in the percentage of net revenues is due to a product shift to lower margin products and services.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased approximately $2,639,000, or 36%, to $4,602,000 for the six months ended June 30, 2003 from $7,241,000 for the six months ended June 30, 2002. This decrease is primarily attributable to a decrease in professional fees, consulting fees and salary expense at the parent company and to the benefits being realized from the restructuring of Willey Brothers in the first quarter of 2002.

      Depreciation and Amortization. Depreciation and amortization from continuing operations decreased approximately $99,000, or 18%, to $449,000 for the six months ended June 30, 2003 from $548,000 for the six months ended June 30, 2002. This decrease is primarily attributable to a change in the method of estimating depreciation expense from budget to actual in the second quarter of 2002.

      Operating Loss. Operating loss from continuing operations decreased approximately $2,398,000, or 47%, to $2,747,000 for the six months ended June 30, 2003, from $5,145,000 for the six months ended June 30, 2002. This decrease is primarily due to the factors referred to above.

      Interest Expense. Interest expense from continuing operations decreased approximately $278,000, or 23%, to $950,000 for the six months ended June 30, 2003 from $1,228,000 for the six months ended June 30, 2002. This decrease is attributable to a reduction in the term loan, of $4,000,000, in December 2002 and reductions of $660,000 in the current period, offset by higher balances on the line of credit and to the amortization in full in January 2003 of the beneficial conversion on preferred stock.

      Other Income (Expense). Other expense from continuing operations increased approximately $797,000, or 164%, to expense of $311,000 for the six months ended June 30, 2003 from income of $486,000 for the six months ended June 30, 2002. This increase is primarily attributable to the absence of management fee income in the current period received in the prior year period from a former subsidiary, the provision recorded for the settlement of the action entitled Marvin A. Reiss and Rebot Corporation v. BrandPartners Group, Inc., and to an unrealized loss resulting from the valuation of a put feature on a warrant issued in conjunction with a note payable.

      Loss from Continuing Operations. Loss from continuing operations decreased approximately $1,879,000, or 32%, to $4,008,000 for the six months ended June 30, 2003 from $5,887,000 for the six months ended June 30, 2002. This decrease is due to the factors referred to above.

      Net Loss. Net loss decreased approximately $2,447,000, or 38%, to $4,008,000 for the six months ended June 30, 2003 from $6,485,000 for the six months ended June 30, 2002. The decrease in the net loss is primarily due to the factors referred to above and to the absence in the current period of a loss from discontinued operations of $598,000.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Revenues. Revenues from continuing operations decreased approximately $2,699,000, or 28%, to $6,882,000 for the three months ended June 30, 2003 from $9,581,000 for the three months ended June 30, 2002. This decrease is due to a decrease in orders in the current quarter.

      Cost of Revenues. Cost of revenues from continuing operations decreased approximately $1,004,000, or 14%, to $6,236,000 (91% of net revenues), for the three months ended June 30, 2003 from $7,240,000 (or 76% of net revenues) for the three months ended June 30, 2002. This decrease is primarily attributable to the decrease in revenues. The increase in the percentage of net revenues is due to a shift in the product mix to lower margin products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased approximately $1,325,000, or 40%, to $2,014,000 for the three months ended June 30, 2003 from $3,339,000 for the three months ended June 30, 2002. This decrease is primarily attributable to a decrease in professional fees, consulting fees and salary expense at the parent company and to the benefits being realized from the restructuring of Willey Brothers in the first quarter of 2002.

      Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $164,000, or 248%, to $230,000 for the three months ended June 30, 2003 from $66,000 for the three months ended June 30, 2002. This increase is primarily attributable to a change in the method of estimating depreciation expense from budget to actual in the second quarter of 2002 which, resulted in less depreciation expense for that quarter.

      Operating Loss. Operating loss from continuing operations increased approximately $534,000, or 50%, to $1,598,000 for the three months ended June 30, 2003, from $1,064,000 for the three months ended June 30, 2002. This increase is primarily due to the factors referred to above.

      Interest Expense. Interest expense from continuing operations decreased approximately $141,000, or 23%, to $483,000 for the three months ended June 30, 2003 from $624,000 for the three months ended June 30, 2002. This decrease is attributable to a reduction in the term loan, of $4,000,000, in December 2002 and reductions of $370,000 in the three months ended June 30, 2003, offset by higher balances on the line of credit and to the amortization in full in January 2003 of the beneficial conversion on preferred stock.

      Other Income (Expense). Other expense from continuing operations increased approximately $561,000, to expense of $99,000 for the three months ended June 30, 2003 from income of $462,000 for the three months ended June 30, 2002. This increase is primarily attributable to the absence of management fee income in the current quarter received in the prior year quarter from a former subsidiary and to an unrealized loss resulting from the valuation of a put feature on a warrant issued in conjunction with a note payable.

      Loss from Continuing Operations. Loss from continuing operations increased approximately $954,000, or 78%, to $2,180,000 for the three months ended June 30, 2003 from $1,226,000 for the three months ended June 30, 2002. This increase is due to the factors referred to above.

      Net Loss. Net loss increased approximately $741,000, or 51%, to $2,180,000 for the three months ended June 30, 2003 from $1,439,000 for the three months ended June 30, 2002. The increase in the net loss is primarily due to the factors referred to above, offset by the absence in the current quarter of a loss from discontinued operations of $213,000.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

Holding Company and Operating Subsidiaries

      We conduct our operations through our subsidiaries. At present Willey Brothers, Inc. is our only operating subsidiary. We have relied, and continue to rely, on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. The March 29, 2002 Amendment and Waiver Agreement with Willey Brothers' lender prohibits Willey Brothers from paying management fees to the Company until the debt is repaid in full to the lender. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our subsidiaries. If we are unable to receive cash funds from our subsidiaries, or from any operating subsidiaries we may acquire in the future, our operations and financial condition will be materially and adversely affected.

Stock Price Fluctuations

      The market price of our common stock has fluctuated significantly and may be affected by our operating results, changes in our business and management, changes in the industries in which we conduct business, and general market and economic conditions. The stock markets in general have recently experienced extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. In addition, unless we become subject to earlier delisting as described in "Item 5 -- Other Information" below, we expect that our common stock will be delisted from the Nasdaq SmallCap Market following market close on or about September 3, 2003, and, although no assurance can be given, we expect that our common stock will be quoted on the Over-the-Counter Bulletin Board ("OTCBB") beginning on the trading day following the delisting. If, however, for any reason our common stock is deemed ineligible to trade on the OTCBB, depending on our ability to meet the listing requirements of the "pink sheets" or some other quotation system, we expect that our common stock will trade through one of such quotation systems. It is impossible to predict the effect of these or other factors on the market price of our common stock, and the price may fluctuate significantly in the future. See "Item 5. Other Information" below.

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

      o our ability to refinance or obtain an extension of our existing short term debt at all or on terms favorable to the Company;

      o our ability to repay the two $1,000,000 Notes on the terms required by the Willey Agreement with the former shareholders of Willey Brothers, thereby entitling the Company to certain debt cancellation and forgiveness;

      o our ability to continue to obtain waivers of covenants and other defaults under our debt instruments and credit facilities;

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

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q, current reports on 8-K, and other filings with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      The Company's $7.5 Million Notes, Term Loan and Revolving Credit Facility expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and Revolving Credit Facility accrue interest at LIBOR plus an applicable margin or the bank's base rate plus an applicable margin. The $7.5 Million Notes accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining the Company's Revolving Credit Facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000. The fair value of the agreement was immaterial at June 30, 2003. For a description of the terms of the $7.5 Million Notes, Term Loan and Revolving Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above.

      The table below provides information on the Company's market sensitive financial instruments as of June 30, 2003.

                                                       Weighted Average Interest
                                    Principal Balance    Rate at June 30, 2003
                                    -----------------  -------------------------
Term Loan                              $1,839,000               5.3834%
Revolving Credit Facility               5,318,000               4.8633%
$7.5 Million Notes                      7,500,000               2.7888%

Item 4. Controls and Procedures

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during the Company's fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

      We have been notified by the Nasdaq Stock Market that, unless the bid price of our common stock closes at $1.00 per share or more for a minimum of ten
(10) consecutive trading days prior to August 26, 2003, on such date we will be notified that our common stock will be delisted from the Nasdaq SmallCap Market. The Nasdaq Marketplace Rules provide for a seven day period following receipt of such notice during which we may appeal the delisting. In the event that no appeal is made, our common stock will be delisted on the eighth day following receipt of the notice. As we announced in our press release issued August 12, 2003, it is certain that we will be unable to meet such minimum bid price requirement for continued listing. Accordingly, we expect that our common stock will be delisted from the Nasdaq SmallCap Market at market close on or about September 3, 2003. Although no assurances can be given, we expect that our common stock will be quoted on the Over-the-Counter Bulletin Board ("OTCBB") beginning on the trading day following the delisting. If, however, for any reason our common stock is deemed ineligible to trade on the OTCBB, depending on our ability to meet the listing requirements of the "pink sheets" or some other quotation system, we expect that our common stock will trade through one of such quotation systems. As a result, investors may find it more difficult to dispose of, or to obtain accurate price quotations for, our common stock. It is impossible to predict the effect of these or other factors on the market price of our common stock, and the price may fluctuate significantly in the future.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  The  following   exhibits  are  included  herewith  unless  otherwise
indicated:

      10.1 Amendment Agreement, dated June 16, 2003, by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties.

      10.2 Waiver, dated as of June 30, 2003, by and among the Company, Willey Brothers and Corporate Mezzanine II, L.P.

      10.3 Seventh Amendment, dated as of August 21, 2003, between Fleet Capital Corporation, Willey Brothers, Inc. and the Company.

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

      (b) The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

      (i) The Company's Current Report on Form 8-K dated March 31, 2003 (filed April 1, 2003) reporting the issuance of a press release announcing the Company's financial and operational results for the quarter and year ended December 31, 2002 and the election of Chet Borgida and Anthony van Daalen to the Company's Board of Directors.

      (ii) The Company's Current Report on Form 8-K dated April 16, 2003 (filed April 17, 2003) reporting the dismissal of Grant Thornton LLP and the appointment of Goldstein Golub Kessler LLP as the Company's certifying accountants for the year ending December 31, 2003.

      (ii) The Company's Current Report on Form 8-K dated May 15, 2003 (filed May 16, 2003) reporting the Company's entry into an agreement with the former shareholders of Willey Brothers providing for the cancellation and forgiveness of certain outstanding indebtedness by the Company to the former shareholders upon certain payments and under certain circumstances.

      (iv) The Company's Current Report on Form 8-K dated June 10, 2003 (filed June 13, 2003) reporting the issuance of a press release announcing the resignation of Jeffrey Adam Lipsitz from the Company's Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 25, 2003

                                       BRANDPARTNERS GROUP, INC.

                                       By: /s/ Edward T. Stolarski
                                           -------------------------------------
                                           Edward T. Stolarski
                                           Chairman and Chief Executive Officer

                                       By: /s/ Sharon Burd
                                           -------------------------------------
                                           Sharon Burd
                                           Chief Financial Officer