Form 10-Q/A
period 2003-03-31
BRANDPARTNERS GROUP INC
filed 2003-11-14
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-Q/A
                               (Amendment No. 1)


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

      This Amendment No. 1 ("Amendment") to the BrandPartners Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Original Filing") is being filed to reflect changes in certain balance sheet entries resulting from the restatement of the Company's consolidated financial statements for the year ended December 31, 2002. The restated consolidated financial statements for the year ended December 31, 2002 were filed on August 26, 2003 as part of Amendment No. 2 to the BrandPartners Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 2002. The effect of the restatement is discussed in detail in Note L to the restated consolidated financial statements included herewith. This Amendment amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing. The remaining portions of the Original Filing are not affected by this Amendment. This Amendment does not reflect events occurring after the date of the Original Filing, or modify or update the disclosures contained in the Original Filing (including disclosures relating to risks, uncertainties and other factors that may affect our future performance) in any way, except as required to reflect the effect of the restatement described in Note L to the restated consolidated financial statements included herewith.

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

         Consolidated Balance Sheets
            March 31, 2003 and December 31, 2002............................. 1

         Consolidated Statements of Operations for the Three Months
            Ended March 31, 2003 and 2002.................................... 3

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2003 and 2002.................................... 4

         Notes to Consolidated Financial Statements.......................... 5


     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 16

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk............................................ 21

     Item 4.  Controls and Procedures........................................ 21

Part II - Other Information

     Item 1.  Legal Proceedings.............................................. 22

     Item 2.  Changes in Securities and Use of Proceeds...................... 22

     Item 6.  Exhibits and Reports on Form 8-K............................... 23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2003 and December 31, 2002


                ASSETS                         March 31, 2003  December 31, 2002
                                               --------------  -----------------
                                                (unaudited)     (See Note "L")

Current assets:
    Cash and cash equivalents                   $   757,755     $ 2,812,924
    Accounts receivable, net                      5,510,860       7,476,432
    Costs and estimated earnings in excess of
       billings                                   4,979,650       6,288,532
    Inventories                                   2,383,643       2,102,909
    Prepaid expenses and other current assets       661,307         878,700
    Income tax receivable                           690,136         690,136
                                                -----------     -----------

         Total current assets                    14,983,351      20,249,633
                                                -----------     -----------

Property and equipment, net of accumulated
    depreciation                                  1,516,425       1,600,415

Goodwill, net of accumulated amortization        24,271,969      24,271,969

Deferred financing and acquisition costs            422,130         472,450

Other assets                                        227,208         270,349
                                                -----------     -----------

         Total assets                           $41,421,083     $46,864,816
                                                ===========     ===========



The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2003 and December 31, 2002


        LIABILITIES AND STOCKHOLDERS' EQUITY                    March 31, 2003   December 31, 2002
                                                                --------------   -----------------
                                                                 (unaudited)      (See Note "L")
Current liabilities:
   Revolving credit facility                                     $  4,545,528      $  4,000,000
   Accounts payable and accrued expenses                           11,615,741        14,837,277
   Billings in excess of costs and estimated earnings                 264,326         1,116,360
   Current maturities of long-term debt                             4,271,042         4,568,083
   Other current liabilities                                        1,234,514         1,175,494
                                                                 ------------      ------------

         Total current liabilities                                 21,931,151        25,697,214

Notes and interest payable                                         12,525,412        12,465,008
Capital lease obligations                                               2,805             2,445
Put warrant liability                                                  56,295            56,295
                                                                 ------------      ------------

             Total liabilities                                     34,515,663        38,220,962
                                                                 ------------      ------------
Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 20,000,000 shares
       authorized; no shares issued and outstanding                      --                --
    Common stock - 100,000,000  shares
       authorized,  $.01 par value; 18,163,553,
       shares  issued as of March 31, 2003 and
       December 31,    2002,  18,063,553 shares outstanding
       as of March 31, 2003 and December 31, 2002                     181,636           181,636
   Additional paid-in capital                                      40,198,822        40,109,102
   Accumulated deficit                                            (33,162,538)      (31,334,384)
   Treasury stock                                                    (312,500)         (312,500)
                                                                 ------------      ------------

         Total stockholders' equity                                 6,905,420         8,643,854
                                                                 ------------      ------------

         Total liabilities and stockholders' equity              $ 41,421,083      $ 46,864,816
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
                                             ============         ============

      Notes payable of $14.5 million consist of the following at March 31, 2003:


      (1) Two subordinated convertible promissory notes totaling $7,500,000, and two convertible promissory notes totaling $2,000,000 (collectively the "Seller Notes"). The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share at the option of the Company or the noteholder. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of March 31, 2003 was 2.89%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on October 11, 2003. The notes are convertible into common stock of the Company, at the option of the noteholder, at $3.00 per share. The aggregate beneficial conversion of the $2.0 million notes of $666,667 has been accounted for as a debt discount and is being recorded as interest expense over the term of the notes. Pursuant to an agreement with the noteholders, all payments required to be made under each of the Seller Notes for the first three quarters of 2001 were deferred until the end of the term, the maturity date on the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $7.5 million notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver Agreement dated March 29, 2002, with the commercial lender and consented to by the noteholders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the commercial lender (See Notes "D" and "M").


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

                   BrandPartners Group, Inc. and Subsidiaries

NOTE I - COMMITMENTS AND CONTINGENCIES

Earn-Out


      On January 16, 2001 the Company acquired 100% of the stock of Willey Brothers. The terms of the acquisition provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $1,800,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey Brothers's compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. As of March 31, 2003 and 2002 the Company had a liability of $500,000 related to the year 2001 (see Note "M"). As of March 31, 2003 the Company has not recorded a provision for the current year since Willey Brothers has not reached the level of profitability which is required for the payment of the Earn-Out. A liability for the year ended December 31, 2002 was not recorded as the terms of the Earn-Out were not met. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.


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
                                                                    ========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE L - PRIOR PERIOD RESTATEMENT

      At December 31, 2002 the Company was eligible for a federal income tax refund, the effect of which was not reflected in the financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The error was discovered during the second quarter of 2003 in the course of preparing federal income tax returns for the year ended December 31, 2002, when the Company learned that its wholly-owned subsidiary, Willey Brothers, Inc. could take advantage of a five-year carryback rule effective for the tax years ending December 31, 2001 and December 31, 2002. Simultaneously with the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Company filed an Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which amended report contains restated financial statements reflecting the effect of the federal tax refund. The tables below show the effect of the correction on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Stockholders' Equity and Consolidated Statements of Cash Flows for the year ended December 31, 2002 and the Consolidated Balance Sheets for the quarter ended March 31, 2003.

                          Year ended December 31, 2002

Consolidated Balance Sheets

                                              Previously Reported    As Restated
                                              -------------------    -----------
Income tax receivable                                          --      $ 690,136
Total current assets                                  $19,559,497     20,249,633
Total assets                                           46,174,680     46,864,816
Accumulated deficit                                  (32,024,520)   (31,334,384)
Total stockholders' equity                              7,953,718      8,643,854
Total liabilities and stockholders' equity             46,174,680     46,864,816

Consolidated Statements of Operations

                                              Previously Reported    As Restated
                                              -------------------    -----------
Income tax expense (benefit)                            $ 167,155    $ (522,981)
Loss from continuing operations                         5,956,382      5,266,246
Net Loss                                               13,125,967     12,435,831
Net loss applicable to common
   Stockholders                                      (13,125,967)   (12,435,831)
Basic and diluted loss per share
       from continuing operations                          (0.32)         (0.28)
Basic and diluted loss per share                           (0.71)         (0.67)

Consolidated Statements of Cash Flows

                                              Previously Reported    As Restated
                                              -------------------    -----------
Net loss from continuing operations                  $(5,956,382)   $(5,266,246)
Changes in operating assets, net of
   effects from acquisitions
      Income taxes                                        104,489      (585,647)

                   BrandPartners Group, Inc. and Subsidiaries

NOTE L - PRIOR PERIOD RESTATEMENT (continued)

Consolidated Statement of Stockholders' Equity

                                       Accumulated Deficit                  Total
                                 ----------------------------    -------------------------
                                 Previously                      Previously
                                  Reported        As Restated     Reported     As Restated
                                 ----------       -----------     ----------   -----------
Net loss                         (13,125,967)    (12,435,831)    (13,125,967)  (12,435,831)
Balance at December 31, 2002    $(32,024,520)   $(31,334,384)     $7,953,718    $8,643,854

                          Quarter ended March 31, 2003

Consolidated Balance Sheets

                                              Previously Reported    As Restated
                                              -------------------    -----------
Income tax receivable                                          --      $ 690,136
Total current assets                                  $14,293,215     14,983,351
Total assets                                           40,730,947     41,421,083
Accumulated deficit                                  (33,852,674)   (33,162,538)
Total stockholders' equity                              6,215,284      6,905,420
Total liabilities and stockholders' equity             40,730,947     41,421,083


NOTE M - SUBSEQUENT EVENTS

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

                   BrandPartners Group, Inc. and Subsidiaries

NOTE M - SUBSEQUENT EVENTS (continued)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources


      As of March 31, 2003, the Company had negative working capital (current assets less current liabilities) of $6,948,000, stockholders' equity of $6,905,000 and a working capital ratio (current assets to current liabilities) of approximately .68:1. At December 31, 2002, the Company had negative working capital of $5,448,000, stockholders' equity of $8,644,000 and a working capital ratio of approximately .79:1. The negative working capital at March 31, 2003 arises primarily from the classification of $4,271,000 of the Company's debt as current maturities and to an increase in accounts payable and accrued expenses. The balances of the Term Loan and Revolving Credit Facility (as each of such terms is defined below) of approximately $2,209,000 and $4,546,000, respectively, as of March 31, 2003, are due to be repaid on August 22, 2003. Willey Brothers is seeking to refinance this Facility (as defined below) on terms and conditions acceptable to Willey Brothers, and has obtained a commitment from another lender for a $6,000,000 credit facility, subject to the execution of definitive agreements. The commitment expires June 12, 2003. No assurances can be given that Willey Brothers will be successful in concluding this or any other financing transaction. In addition, two $1,000,000 Notes (as defined below) with accrued interest of approximately $690,000 are due to be repaid October 11, 2003. As of March 31, 2003 and December 31, 2002 the Company had unrestricted cash and cash equivalents of $758,000 and $2,813,000, respectively. See "Liquidity Issues" below.


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

Item 4. Controls and Procedures


      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during the Company's fiscal quarter ended March 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Dated November 14, 2003


                                      BRANDPARTNERS GROUP, INC.


                                      By: /s/ James F. Brooks
                                          ------------------------------------
                                          James F. Brooks
                                          Chief Executive Officer


                                      By: /s/ Sharon Burd
                                          ------------------------------------
                                          Sharon Burd
                                          Chief Financial Officer