Form 10-Q
period 2003-09-30
BRANDPARTNERS GROUP INC
filed 2003-11-14
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

         (Mark One)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

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

Yes |X|  No  |_|

Indicate by check mark whether the registrant is an accelerated filer. Yes |X| No |_|

The number of shares of common stock outstanding on November 10, 2003 was 18,063,553

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

   Item 1.  Financial Statements (unaudited)

       Consolidated Balance Sheets
          September  30, 2003 and December 31, 2002............................1

       Consolidated Statements of Operations for the Nine and Three
          Months Ended September 30, 2003 and 2002.............................3

       Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2003 and 2002....................................4

       Notes to Consolidated Financial Statements..............................5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................17

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.................................................24

   Item 4.  Controls and Procedures...........................................24

Part II - Other Information

   Item 5.  Other Information.................................................25

   Item 6.  Exhibits and Reports on Form 8-K..................................27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 As of September 30, 2003 and December 31, 2002

                       ASSETS           September 30, 2003     December 31, 2002
                                        ------------------     -----------------
                                           (unaudited)           (see Note "L")
Current assets:
    Cash and cash equivalents              $   551,105            $ 2,812,924
    Accounts receivable, net                 5,166,475              7,476,432
    Costs and estimated earnings in
       excess of Billings                    1,328,606              6,288,532
    Inventories                              1,194,542              2,102,909
    Prepaid expenses and other
       current assets                          339,890                878,700
    Income tax receivable                           --                690,136
                                           -----------            -----------

         Total current assets                8,580,618             20,249,633
                                           -----------            -----------

Property and equipment, net of
     accumulated depreciation                1,444,776              1,600,415

Goodwill, net of accumulated
  amortization                              24,271,969             24,271,969

Deferred financing and
  acquisition costs                            360,282                472,450

Other assets                                    91,784                270,349
                                           -----------            -----------

         Total assets                      $34,749,429            $46,864,816
                                           ===========            ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                 As of September 30, 2003 and December 31, 2002

                   LIABILITIES AND STOCKHOLDERS' EQUITY                                  September  30, 2003       December 31, 2002
                                                                                         -------------------       -----------------
                                                                                            (unaudited)             (see Note "L")
Current liabilities:
   Revolving credit facility                                                                $  4,440,965               $  4,000,000
   Accounts payable and accrued expenses                                                       6,358,064                 14,837,277
   Billings in excess of costs and estimated earnings                                          4,588,071                  1,116,360
   Current maturities of long-term debt                                                        3,404,200                  4,568,083
   Other current liabilities                                                                   1,494,217                  1,175,494
                                                                                            ------------               ------------
         Total current liabilities                                                            20,285,517                 25,697,214

Notes and interest payable                                                                    12,671,131                 12,465,008
Capital lease obligations                                                                          1,323                      2,445
Put warrant liability                                                                             56,093                     56,295
                                                                                            ------------               ------------
         Total liabilities                                                                    33,014,064                 38,220,962
                                                                                            ------------               ------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 20,000,000 shares
       authorized; no shares issued and outstanding                                                   --                         --
    Common stock - 100,000,000 shares authorized,
       $.01 par value; 18,163,553, shares issued as of
       September 30, 2003 and December 31, 2002,
       18,063,553 shares outstanding as of
       September 30, 2003 and December 31, 2002                                                  181,636                    181,636
   Additional paid-in capital                                                                 40,198,822                 40,109,102
   Accumulated deficit                                                                       (38,332,593)               (31,334,384)
   Treasury stock                                                                               (312,500)                  (312,500)
                                                                                            ------------               ------------

         Total stockholders' equity                                                            1,735,365                  8,643,854
                                                                                            ------------               ------------

         Total liabilities and stockholders' equity                                         $ 34,749,429               $ 46,864,816
                                                                                            ============               ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         For the Nine and Three Months Ended September 30, 2003 and 2002
                                   (unaudited)

                                                            Nine Months Ended September 30,        Three Months Ended September 30,

                                                               2003                2002                2003                2002
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $ 24,125,178        $ 24,176,748        $  7,754,648        $  8,742,920
                                                           ------------        ------------        ------------        ------------
Costs and expenses
    Cost of revenues                                         21,733,399          19,330,909           7,666,800           6,541,247
    Selling, general and administrative                       7,073,906           9,852,601           2,472,010           2,611,187
    Depreciation and amortization                               673,017             659,869             224,042             111,651
                                                           ------------        ------------        ------------        ------------

         Total expenses                                      29,480,322          29,843,379          10,362,852           9,264,085
                                                           ------------        ------------        ------------        ------------

         Operating loss                                      (5,355,144)         (5,666,631)         (2,608,204)           (521,165)
                                                           ------------        ------------        ------------        ------------

         Interest expense                                     1,396,041           1,854,563             445,912             626,110
                                                           ------------        ------------        ------------        ------------

    Other (income) expense
         Interest income                                        (25,275)            (49,376)             (4,881)             (9,716)
         Management fee income                                       --            (312,895)                 --                  --
         Settlement of lawsuit                                  227,220                  --                  --                  --
         Loss on sale of assets                                  37,818                  --                  --                  --
         Other                                                    7,261            (339,998)            (58,957)           (206,145)
                                                           ------------        ------------        ------------        ------------
           Total other (income) expense                         247,024            (702,269)            (63,838)           (215,861)
                                                           ------------        ------------        ------------        ------------

    Loss from continuing operations                          (6,998,209)         (6,818,925)         (2,990,278)           (931,414)

Loss from discontinued operations                                    --          (7,245,981)                 --          (6,648,410)
                                                           ------------        ------------        ------------        ------------

     NET LOSS                                              $ (6,998,209)       $(14,064,906)       $ (2,990,278)       $ (7,579,824)
                                                           ============        ============        ============        ============

Basic and diluted loss per share:
Continuing operations                                      $      (0.38)       $      (0.37)       $      (0.16)       $      (0.05)

Discontinued operations                                              --        $      (0.39)                 --        $      (0.36)
                                                           ------------        ------------        ------------        ------------
Basic and diluted loss per share                           $      (0.38)       $      (0.76)       $      (0.16)       $      (0.41)
                                                           ============        ============        ============        ============

Weighted -average shares outstanding                         18,468,553          18,427,626          18,468,553          18,468,553
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the Nine Months ended September 30
                                   (unaudited)

                                                                                                        2003               2002
                                                                                                     -----------        -----------
Cash flows from operating activities of continuing operations

    Loss from continuing operations                                                                  $(6,998,209)       $(6,818,925)

  Adjustments to reconcile loss from continuing operations to cash used in operating activities

      Depreciation and amortization                                                                      673,017            659,869
      Amortization of discount on notes payable                                                           63,112            300,435
      Settlement of lawsuit                                                                               77,220                 --
      Bad debt provision                                                                                   8,616             25,599
      Non-cash compensation                                                                               12,500            310,000
      Allowance for obsolete inventory                                                                   890,000            123,750
      Gain on derivative transaction                                                                        (202)          (339,998)
      Loss on sale of assets                                                                              37,818                 --

      Changes in operating assets and liabilities of continuing operations
         Accounts receivable                                                                           2,301,341          1,658,672
         Costs and estimated earnings in excess of billings                                            4,959,926         (1,207,333)
         Inventories                                                                                      18,367             32,402
         Prepaid expenses and other current assets                                                       493,811            (20,696)
         Other assets                                                                                         --              2,285
         Accounts payable and accrued expenses                                                        (8,479,213)           774,557
         Other liabilities                                                                               318,723            157,508
         Billings in excess of costs and estimated earnings                                            3,471,711          1,046,259
         Interest payable - long term                                                                    160,772            342,410
         Income tax receivable                                                                           690,136            104,489
                                                                                                     -----------        -----------
       Net cash used in operating activities                                                          (1,300,554)        (2,848,717)
                                                                                                     -----------        -----------

Cash flows from investing activities of continuing operations
  Acquisition of equipment                                                                              (226,646)          (330,969)
  Proceeds from sale of assets                                                                             7,182                 --
  Restricted cash                                                                                             --         (4,000,000)
  Loan to officers                                                                                            --            (78,000)
  Repayment on loan to officer's                                                                              --             31,200
                                                                                                     -----------        -----------
       Net cash used in investing activities of continuing operations                                   (219,464)        (4,377,769)
                                                                                                     -----------        -----------

Cash flows from financing activities of continuing operations
  Net borrowings on credit facility                                                                      440,965          3,593,252
  Proceeds from sale of common stock, net                                                                     --            245,508
  Repayment of long-term debt                                                                         (1,182,766)          (748,418)
                                                                                                     -----------        -----------
       Net cash provide by (used in) financing activities of continuing  operations                     (741,801)         3,090,342
                                                                                                     -----------        -----------

       NET DECREASE IN CASH                                                                           (2,261,819)        (4,136,144)

Cash and cash equivalents, beginning of period                                                         2,812,924          4,225,756
                                                                                                     -----------        -----------

Cash and cash equivalents, end of period                                                             $   551,105        $    89,612
                                                                                                     ===========        ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                             $   792,786        $   908,239
                                                                                                     ===========        ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. and Subsidiaries (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002 filed with the SEC on Form 10-KSB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

      A summary of significant accounting policies followed by the Company is set forth in Note C to the Company's restated consolidated financial statements in Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference.

      The consolidated financial statements include the accounts of BrandPartners Group, Inc. and its 100% owned subsidiary, Willey Brothers, Inc. ("Willey Brothers") for the nine months ended September 30, 2003, and the accounts of BrandPartners Group, Willey Brothers and BrandPartners Group's discontinued operation, iMapData.com, Inc., for the nine months ended September 30, 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

      Certain amounts in the prior year have been reclassified to conform to the classifications used in 2003.

      The Company currently operates through its sole subsidiary, Willey Brothers. Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third party financing. We have been impacted by limitations and restrictions placed upon Willey Brothers by its lender with respect to availability under its revolving credit facility (see Note "D"). Willey Brothers' revolving credit facility and term loan (together, the "Facility") are currently due to expire on December 1, 2003. The Company has guaranteed 100% of the Facility. Willey Brothers and its lender are in the process of negotiating an extension of the Facility on terms and conditions acceptable to the parties, but no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. Should that foreclosure occur the Company would have no further operations. In addition, in the event that Willey Brothers is unable to pay the amount due under the Facility upon maturity, such a default would trigger a default under and acceleration of the Willey Subordinated Note Payable (as defined in Note "E" below), and would trigger the right of the holder of the Put Warrant (as defined in Note "E" below) to put such Put Warrant to Willey Brothers (see Note "E").

                   BrandPartners Group, Inc. and Subsidiaries

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION (continued)

      In response to current market conditions and as a part of its ongoing corporate strategy, the Company is negotiating several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable. In addition, the Company is pursuing various debt and equity financing arrangements to permit payment of the Company's short-term debt, support the Company's operations and allow the execution of its business plan. While no assurances can be given, management believes that implementation of these initiatives and the anticipated extension of the Facility will provide sufficient cash flow for the next twelve months.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

NOTE B - INVENTORY

      Inventory consists of the following at September 30, 2003 and December 31, 2002.

                                    September 30, 2003   December 31, 2002
                                    ------------------   -----------------

      Finished Goods                        $  739,598          $1,560,943
      Raw Materials                            436,616             534,619
      Work-in-Process                           18,328               7,347
                                            ----------          ----------
                                            $1,194,542          $2,102,909
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

                   BrandPartners Group, Inc. and Subsidiaries

NOTE D - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

      On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility (together, the "Facility"). All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The interest rate in effect on September 30, 2003 was 6.25% for the term loan and the revolving credit facility. As of September 30, 2003, the outstanding balances under the term loan and the revolving credit facility were $1,389,045 and $4,440,965 respectively. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002, March 18, 2003, August 21, 2003 and September 29, 2003, and by a letter agreement dated February 12, 2003. The September 29, 2003 Amendment extended the facility and payment of the amendment fees to December 1, 2003 and increased the required pre-payments of principal. The August 21, 2003 and March 18, 2003 Amendments extended the expiration of the Facility to September 29, 2003 and August 22, 2003, respectively, extended the payment terms for the amendment fee and required additional pre-payments of principal. The September 25, 2002 Amendment increased the availability under the revolving credit facility and extended the payment terms for the amendment fee. The December 20, 2002 Amendment permanently applied $4,000,000 of cash, restricted by the March 29, 2002 Amendment and Waiver Agreement, to the term loan and extended the payment terms for the amendment fee. The various other Amendments and Amendment and Waiver Agreements waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the credit facility and restrict the payments of certain other obligations. The February 12, 2003 letter agreement extended the payment terms for the amendment fee. Willey Brothers and its lender are in the process of negotiating an extension of the Facility on terms and conditions acceptable to the parties, but no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. Borrowings under the Facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The Facility is guaranteed by the Company. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. Should that foreclosure occur the Company would have no further operations. In addition, in the event that Willey Brothers is unable to pay the amount due under the Facility upon maturity, such a default would trigger a default under and acceleration of the Willey Subordinated Note Payable, and would trigger the right of the holder of the Put Warrant to put such Put Warrant to Willey Brothers (see Note "E"). At September 30, 2003 the Company had a liability for amendment fees of $580,000.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at September 30, 2003 and December 31, 2002:

                                              2003               2002
                                          ------------       ------------

      Notes payable (1) (2)               $ 14,500,000       $ 14,500,000
      Discount on notes payable               (236,592)          (299,704)
      Interest payable                         407,723            246,951
      Less current maturities               (2,000,000)        (1,982,239)
                                          ------------       ------------

                                          $ 12,671,131       $ 12,465,008
                                          ============       ============

      Notes payable of $14.5 million consist of the following at September 30, 2003:

      (1) Two subordinated convertible promissory notes totaling $7,500,000 (the "$7.5 Million Notes"), and two convertible promissory notes totaling $2,000,000 (the "$2.0 Million Notes," together with the $7.5 Million Notes, the "Seller Notes"). The $7.5 Million Notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share at the option of the Company or the noteholder. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of September 30, 2003 was 2.6%. The $2.0 Million Notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest are due in one payment on November 30, 2003. The notes are convertible into common stock of the Company, at the option of the noteholder, at $3.00 per share. The aggregate beneficial conversion of the $2.0 Million Notes of $666,667 has been accounted for as a debt discount and has been recorded as interest expense over the term of the notes. Pursuant to an agreement with the noteholders, all payments required to be made under each of the Seller Notes for the first three quarters of 2001 were deferred until the end of the term. Pursuant to an Amendment and Waiver
            Agreement dated March 29, 2002, with the commercial lender and consented to by the noteholders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the commercial lender (see Note "D"). Should the Company be unable to secure the necessary financing to pay or refinance the $2.0 Million Notes at or prior to their due date, or the earliest date on which payment is permitted by Willey Brothers' lender, if later, the existence of such a default in payment of the $2.0 Million Notes may result in litigation for enforcement of such $2.0 Million Notes and could compromise the Company's ability to obtain additional financing to support its operations. In addition, such a default in the payment of the $2 Million Notes would trigger a default under and acceleration of each of the $7.5 Million Notes and the Willey Subordinated Note Payable (as defined below), and would trigger the right of the holder of the Put Warrant to put such Put Warrant to Willey Brothers.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE (continued)

            On May 15, 2003, the Company entered into an agreement with the former shareholders of Willey Brothers (the "Willey Agreement") providing for, among other things, the cancellation and forgiveness of certain debt upon the occurrence of certain events. Under the agreement, as amended for certain consideration on June 16, 2003, September 15, 2003 and October 17, 2003, in the event that, at or contemporaneously with the closing of a transaction not in the ordinary course of business (including, without limitation, a debt or equity investment in, or a refinancing of all or a portion of the indebtedness of, either the Company or Willey Brothers), but in any event not later than November 30, 2003, the Company makes payment to the former shareholders of the principal balance due under the $2.0 Million Notes, the principal and interest owed under the $2.0 Million Notes shall be deemed paid, the principal and interest owed under the $7.5 Million Notes shall be canceled and forgiven, the accrued and unpaid obligations under the Earn-Out shall be forgiven and no further Earn-Out obligations shall accrue. The Company currently carries $9.5 million of notes payable, accrued interest on the notes of approximately $1,475,000 (included in Other Current Liabilities at September 30, 2003) and accrued, unpaid Earn-Out of $500,000 (included in accounts payable and accrued expenses at September 30, 2003), payable to the former shareholders. In addition, the Company has a contingent liability, through 2005, to pay an earn-out to the former shareholders, based upon certain targeted levels (see Note "I" - Earn Out). The transaction, if it occurs, will be accounted for as a Troubled Debt Restructuring. No gain or loss will be recognized on the transaction as it is with a related party. As discussed above, Willey Brothers' Facility with its commercial lender prohibits the Company from making any payments in respect of the $2.0 Million Notes until all of its obligations are repaid in full to such commercial lender. No assurances can be given that the Company will have sufficient capital or be permitted by its commercial lender to repay the $2.0 Million Notes on or by the date required under the Willey Agreement. In the event that the $2.0 Million Notes are not repaid on or by such required date, the Willey Agreement will expire and no debt will be forgiven or cancelled.

            Current maturities consist of the following at September 30, 2003 and December 31, 2002:

                                      September 30, 2003   December 31, 2002
                                      ------------------   -----------------

      Seller Notes                            $2,000,000          $1,982,239
      Term Loan                                1,389,045           2,499,045
      Capital Lease Liability                     15,155              86,799
                                              ----------          ----------
                                              $3,404,200          $4,568,083
                                              ==========          ==========

      (2) A subordinated promissory note in the principal amount of $5,000,000 issued on October 22, 2001 to a third party (the "Willey Subordinated Note Payable"). The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (PIK amount). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. The Company has received a waiver from such

                   BrandPartners Group, Inc. and Subsidiaries

NOTE E - NOTES AND INTEREST PAYABLE (continued)

      financial covenants through September 30, 2003. Concurrently and in connection with the issuance of the note, the Company issued a common stock purchase warrant (the "Put Warrant") to purchase 405,000 shares of common stock of the Company at $0.01 per share. The Put Warrant expires October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the Put Warrant totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the Put Warrant was recorded. Changes to the future fair value of the Put Warrant are recorded in accordance with SFAS No. 133 and credited or charged to other income or loss, respectively. For the nine and three months ended September 30, 2003 the Company recorded an unrealized gain of $202 and $66,420 respectively. For the nine and three months ended September 30, 2002 the Company recorded an unrealized gain of $339,998 and $206,145 respectively. In consideration for the extension of an interest payment due date, on September 30, 2003 the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at $0.24 per share, the closing price of the Company's common stock on the date of issue, on the same terms as the Put Warrant.

NOTE F - SIGNIFICANT CUSTOMERS

      For the nine months ended September 30, 2003, one customer of Willey Brothers accounted for approximately 21% of its revenues. For the three months ended September 30, 2003, six customers of Willey Brothers accounted for approximately 17%, 17%, 16%, 15%, 15% and 12% of its revenues, respectively.

      For the nine months ended September 30, 2002, two customers of Willey Brothers accounted for approximately 12% and 11% of its revenues, respectively. For the three months ended September 30, 2002, three customers of Willey Brothers accounted for approximately 15%, 13% and 10% of its revenues, respectively.

NOTE G - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

      On May 12, 2003, the Company issued 300,000 options to Rebot Corporation in settlement of a lawsuit against the Company. The options have a
      Black-Scholes valuation of approximately $77,220. The transaction was accounted for by charging other expense and crediting additional-paid-in-capital.

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

NOTE I - COMMITMENTS AND CONTINGENCIES

Earn-Out

      On January 16, 2001 the Company acquired 100% of the stock of Willey Brothers. The terms of the acquisition provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $1,800,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey Brothers's compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. As of September 30, 2003 the Company had a liability of $500,000 related to the year 2001. As of September 30, 2003 the Company has not recorded a provision for the current year since Willey Brothers has not reached the level of profitability which is required for the payment of the Earn-Out. A liability for the year ended December 31, 2002 was not recorded as the terms of the Earn-Out were not met. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt.

      Pursuant to an Amendment and Waiver Agreement, dated March 29, 2002, with the commercial lender, and consented to by the former shareholders, no payments in respect of the Earn-Out can be made until all of the obligations are repaid, in full, to the lender (See Note "D").

      The Company has entered into an agreement with the former shareholders, whereby, if certain conditions are met all accrued and unpaid obligations under the Earn-Out shall be forgiven and no further Earn-Out obligation shall accrue (see Note "E").

                   BrandPartners Group, Inc. and Subsidiaries

NOTE J - STOCK BASED COMPENSATION

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

      The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the six and three months of 2003 and 2002, respectively: (1) average expected volatility of 121.3% and 125.88%, (2) average risk-free interest rates of 2.97% and 4.69%, and (3) expected lives of five years for the nine and three months ended September 30, 2003 and expected lives of five and eight years for the year ended December 31, 2002.

                                                                   Nine Months Ended                    Three Months Ended
                                                                     September 30,                         September  30,

                                                               2003                2002                2003                2002
                                                           ------------        ------------        ------------        ------------
Net loss applicable to common stockholders
   As reported                                             $ (6,998,209)       $(14,064,906)       $ (2,990,278)       $ (7,579,824)
  Stock based compensation expense                            1,095,696             762,011             163,420              41,308
                                                           ------------        ------------        ------------        ------------
   Pro forma                                               $ (8,093,905)       $(14,826,917)       $ (3,153,698)       $ (7,621,132)
                                                           ============        ============        ============        ============

Weighted-average shares outstanding
    Basic and diluted                                        18,468,553          18,427,626          18,468,553          18,468,553
                                                           ============        ============        ============        ============

Net loss per share
    As reported                                            $      (0.38)       $      (0.76)       $      (0.16)       $      (0.41)
                                                           ============        ============        ============        ============
    Pro forma                                              $      (0.44)       $      (0.80)       $      (0.17)       $      (0.41)
                                                           ============        ============        ============        ============

                   BrandPartners Group, Inc. and Subsidiaries

NOTE K - DISCONTINUED OPERATIONS

      On October 31, 2002, the Company disposed of its majority interest in its subsidiary, iMapData.com, Inc., for $2,000,000, through a sale to iMapData.

      A summary of operating results for iMapData, for the nine and three months ended September 30, 2002 is as follows:

                                          Nine Months Ended  Three Months Ended
                                            September 30,       September 30,

                                                 2002                2002
                                             -----------         -----------

Revenues                                     $ 1,654,271         $   655,274
                                             -----------         -----------

Cost and expenses:
    Cost of revenues                           1,369,828             449,206
    Selling, general and
      administrative expenses                  1,044,747             357,409
    Impairment of goodwill                     6,602,610           6,602,610
    Depreciation and amortization                 71,768              28,171
                                             -----------         -----------

Total expenses                                 9,088,853           7,437,396
                                             -----------         -----------

Operating loss                                (7,434,582)         (6,782,122)
                                             -----------         -----------
Other income:
    Interest income                                7,895               1,971
    Minority interest                            366,359             131,741
                                             -----------         -----------

Total other income                               374,254             133,712
                                             -----------         -----------

Loss before change in accounting
  principle                                   (7,060,328)         (6,648,410)

Change in accounting principle                   185,553                  --
                                             -----------         -----------

Net loss from discontinued
  operations                                 $(7,245,981)        $(6,648,410)
                                             ===========         ===========

                   BrandPartners Group, Inc. and Subsidiaries

NOTE L - PRIOR PERIOD RESTATEMENT

      At December 31, 2002 the Company was eligible for a federal income tax refund, the effect of which was not reflected in the financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The error was discovered during the second quarter of 2003 in the course of preparing federal income tax returns for the year ended December 31, 2002, when the Company learned that its wholly-owned subsidiary, Willey Brothers, Inc. could take advantage of a five-year carryback rule effective for the tax years ending December 31, 2001 and December 31, 2002. Simultaneously with the filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Company filed an Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which amended report contains restated financial statements reflecting the effect of the federal tax refund. The tables below show the effect of the correction on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Stockholders' Equity and Consolidated Statements of Cash Flows for the year ended December 31, 2002.

Consolidated Balance Sheets

                                          Previously Reported       As Restated
                                          -------------------       -----------
Income tax receivable                                      --      $    690,136
Total current assets                             $ 19,559,497        20,249,633
Total assets                                       46,174,680        46,864,816
Accumulated deficit                               (32,024,520)      (31,334,384)
Total stockholders' equity                          7,953,718         8,643,854
Total liabilities and stockholders' equity         46,174,680        46,864,816

Consolidated Statements of Operations

                                          Previously Reported       As Restated
                                          -------------------       -----------
Income tax expense (benefit)                     $    167,155      $   (522,981)
Loss from continuing operations                     5,956,382         5,266,246
Net Loss                                           13,125,967        12,435,831
Net loss applicable to common
   Stockholders                                    13,125,967        12,435,831
Basic and diluted loss per share
   from continuing operations                           (0.32)            (0.28)
Basic and diluted loss per share                        (0.71)            (0.67)

Consolidated Statements of Cash Flows
                                          Previously Reported       As Restated
                                          -------------------       -----------
Net loss from continuing operations              $ (5,956,382)     $ (5,266,246)
Changes in operating assets, net of
   effects from acquisitions
  Income taxes                                        104,489          (585,647)

                   BrandPartners Group, Inc. and Subsidiaries

NOTE L - PRIOR PERIOD RESTATEMENT (continued)

Consolidated Statement of Stockholders' Equity

                                                              Accumulated Deficit                              Total
                                                              -------------------                              -----
                                                      Previously                                  Previously
                                                       Reported            As Restated             Reported            As Restated
                                                     ------------          ------------          ------------          ------------
Net loss                                              (13,125,967)          (12,435,831)          (13,125,967)          (12,435,831)
Balance at December 31, 2002                         $(32,024,520)         $(31,334,384)         $  7,953,718          $  8,643,854

NOTE M - SUBSEQUENT EVENTS

      On October 1, 2003, Edward T. Stolarski, the Company's former Chairman and Chief Executive Officer, resigned as a member of the Board of Directors, effective immediately, and as Chief Executive Officer of the Company, effective on October 10, 2003. In addition, on October 6, 2003, Kenneth Csaplar resigned from the Board, and on October 7, 2003 Chet Borgida and Anthony van Daalen resigned from the Board. All of the resignations were without any dispute or disagreement with the Company and/or the practices of management. On October 15, 2003, Anthony J. Cataldo and J. Weldon Chitwood were appointed to the Board of Directors, Mr. Cataldo was elected Non-executive Chairman of the Board and Mr. Chitwood was elected Corporate Secretary.

      On October, 15, 2003, the Company entered into an agreement with Mr. Cataldo for a period of one year wherein Mr. Cataldo agreed to serve as the Company's Non-executive Chairman. Mr. Cataldo's agreement provides for payment to Mr. Cataldo of $30,000 per month and for the issuance to Mr. Cataldo of options to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.20 per share and 1,500,000 shares of the Company's common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

      As of October 15, 2003, the Company agreed to enter into a six (6) month agreement with Mr. Chitwood wherein Mr. Chitwood will agree to serve as the Company's Corporate Secretary. The agreement will provide for payment to Mr. Chitwood of $5,000 per month and for the issuance to Mr. Chitwood of options to purchase 400,000 shares of the Company's common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

      On October 15, 2003, the Company approved a grant of options to Richard Levy, a director of the Company, to purchase 400,000 shares of the Company's common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

      On October 15, 2003, the Company approved a grant of options to Ronald Nash to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.30 per share. The options will be issued in recognition of certain services performed by Mr. Nash on behalf of the Company and in exchange for the cancellation of options previously issued to Mr. Nash to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.43 per share and 1,000,000 shares of the Company's common stock at an exercise price of $14.50 per share. The grant of options will be subject to certain minimum exercise requirements and the shares of common stock underlying the options will have cost-free registration rights.

                   BrandPartners Group, Inc. and Subsidiaries

NOTE M - SUBSEQUENT EVENTS (continued)

      On October 15, 2003 and November 1, 2003 the Company entered into two consulting agreements. Each of the agreements is for a period of one year and provides for payment of consulting fees of $10,000 per month. Additionally, the Company has agreed to issue to such consultants options to purchase an aggregate of 750,000 shares of the Company's common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

      On October 23, 2003, the Company entered into a consulting agreement for a period of nine (9) months. The agreement provides for the payment of consulting fees of $7,000 per month and for the issuance to the consultant of 300,000 shares of the Company's common stock.

      On November 7, 2003, the Company executed two promissory notes payable to third parties for the aggregate amount of $350,000. The notes bear interest at a rate of 5% per annum and are due and payable on December 9, 2003.

      On November 7, 2003, the Company was served with a five (5) day notice on behalf of its landlord in connection with its offices at 777 Third Avenue, New York, New York. The five (5) day notice provides that the Company has until November 14, 2003 to cure a default in its failure to pay rent and related charges for the months of October and November 2003. The Company is seeking to negotiate a settlement regarding its rental obligations with its landlord.

      On November 10, 2003, the Company entered into a one year employment agreement with James F. Brooks, its Chief Executive Officer. The agreement provides for payment to Mr. Brooks of an annual salary of $300,000, and for the issuance to Mr. Brooks of options to purchase 500,000 shares of the Company's common stock at an exercise price of $0.20 per share and 500,000 shares of the Company's common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      As of September 30, 2003, the Company had negative working capital (current assets less current liabilities) of $11,705,000, stockholders' equity of $1,735,000 and a working capital ratio (current assets to current liabilities) of approximately .42:1. At December 31, 2002, the Company had negative working capital of $5,448,000, stockholders' equity of $8,644,000 and a working capital ratio of approximately .79:1. The balances of the Term Loan and Revolving Credit Facility (as each of such terms is defined below) of approximately $1,389,000 and $4,441,000, respectively, as of September 30, 2003, are currently due to be repaid on December 1, 2003. Willey Brothers and its lender are in the process of negotiating an extension of the Facility (as such term is defined below) on terms and conditions acceptable to the parties, but no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. In addition, the $2.0 Million Notes (as defined below) with accrued interest of approximately $690,000 are due to be repaid on November 30, 2003 (see "The Seller Notes" below). The Company is actively seeking financing to repay the $2.0 Million Notes. The terms of the Company's debt instruments, including the consequences of any failure to pay such debt at maturity, is discussed in more detail in "Indebtedness" and "Liquidity Issues" below. In August 2003 Willey Brothers received a federal tax refund in the amount of approximately $1.2 million arising from the carryback of Willey Brothers' 2002 income tax loss. The proceeds of the refund were used for working capital purposes. On November 7, 2003, the Company executed two promissory notes for the aggregate amount of $350,000. The notes are at a rate of five percent (5%) interest and are due December 9, 2003. The proceeds from the notes are being used for working capital.

      As  of  September   30,  2003  and  December  31,  2002  the  Company  had
unrestricted cash and cash equivalents of $551,000 and $2,813,000, respectively.

      For the nine months ended September 30, 2003 and 2002, net cash used in operating activities of continuing operations was $1,301,000 and $2,849,000, respectively, net cash used in investing activities of continuing operations was $219,000 and $4,378,000, respectively, and net cash provided by (used in) financing activities of continuing operations was $(742,000) and $3,091,000, respectively.

Indebtedness

      The Willey Brothers Facility

      On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consists of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Revolving Credit Facility") and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As of September 30, 2003, there was $1,389,000 outstanding under the Term Loan and $4,441,000 outstanding under the Revolving Credit Facility, and outstanding amendment fees in the amount of $580,000. The interest rate in effect on September 30, 2003 was 6.25% for the Term Loan and the Revolving Credit Facility. The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002, March 18, 2003, August 21, 2003 and September 29, 2003, and by a letter agreement dated February 12, 2003. The various Amendments and Amendment and Waiver Agreements waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the Revolving Credit Facility, place restrictions on the use of $4,000,000 of Willey Brothers' cash and restrict the payment of certain other obligations. The September 29, 2003 Amendment extended the facility and payment of the amendment fees to December 1, 2003 and increased the required pre-payments of principal. The December 20, 2002 Amendment permanently applied the $4,000,000 of cash restricted by the March 29, 2002 Amendment to the Term Loan. The February 12, 2003 letter agreement extended the payment date of the amendment fee until March 28, 2003. The March 18, 2003 Amendment extended the expiration of the Facility from March 31, 2003 until August 22, 2003, extended the payment of the amendment fee until such date, and mandated weekly pre-payments toward the balance of the Term Loan. The August 21, 2003 Amendment extended the expiration of the Facility from August 22, 2003 until

September 29, 2003, extended the payment of the amendment fee until such date, and increased the amount of the weekly pre-payments toward the balance of the Term Loan mandated by the March 18, 2003 Amendment. Willey Brothers and its lender are in the process of negotiating an extension of the Facility on terms and conditions acceptable to the parties, but no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations. For further discussion of the consequences of a failure to pay the Facility upon maturity, see "Liquidity Issues" below. As of November 7, 2003 there were outstanding balances of approximately $909,000 under the Term Loan and $4,685,000 under the Revolving Credit Facility.

      The Seller Notes

      In connection with the purchase of Willey Brothers in January 2001, the Company issued two convertible promissory notes, each in the principal amount of $1,000,000 (the "$2 Million Notes"), and two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$7.5 Million Notes," together with the $2.0 Million Notes, the "Seller Notes"). The $2.0 Million Notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest under the $2.0 Million Notes are due in one payment on November 30, 2003. Subject to certain conditions, the $2.0 Million Notes are convertible into common stock of the Company at the option of the noteholder at a rate of $3.00 per share. The $7.5 Million Notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The interest rate in effect on September 30, 2003 was 2.6%. The principal and any accrued interest under the $7.5 Million Notes are due in one payment on October 11, 2007. Subject to certain conditions, the $7.5 Million Notes are convertible into common stock of the Company at the option of the Company or the noteholder at a rate of $4.00 per share. Pursuant to an agreement made with the noteholders in October 2001, all payments required to be made under the Seller Notes for the first three quarters of 2001 were deferred until the end of the term, the maturity date of the $2 Million Notes was extended to October 11, 2003 from January 11, 2003 and the maturity date of the $7.5 Million Notes was extended to October 11, 2007 from January 11, 2007. Pursuant to the Willey Agreement (as defined below), the maturity date of the $2 Million Notes was further extended until November 30, 2003. Pursuant to the Amendment and Waiver Agreement, dated March 29, 2002, among the Company, Willey Brothers and Willey Brothers' lender for the Facility, and consented to by the noteholders, no payments in respect of the Seller Notes can be made until all of the obligations are paid, in full, to the lender. No payments have been made under the Seller Notes to date. Should the Company be unable to secure the necessary financing to pay or refinance the $2.0 Million Notes at or prior to their due date, or the earliest date on which payment is permitted by Willey Brothers' lender, if later, the Company will be in default under the terms of such $2.0 Million Notes, and the existence of such a default may result in litigation for enforcement of such $2.0 Million Notes and could compromise the Company's ability to obtain additional financing to support its operations. For further discussion of the consequences of a failure to pay the $2.0 Million Notes upon maturity, see "Liquidity Issues" below.

      The Company has entered into an agreement with the former shareholders of Willey Brothers (the "Willey Agreement") whereby, in the event that at or contemporaneously with the closing of a transaction not in the ordinary course of business (including, without limitation, a debt or equity investment in, or a refinancing of all or a portion of the indebtedness of, either the Company or Willey Brothers), but in any event not later than November 30, 2003, the Company makes payment to the former shareholders of the principal balance due under the $2.0 Million Notes, the principal and interest owed under the $2.0 Million Notes shall be deemed paid, the principal and interest owed under the $7.5 Million Notes shall be canceled and forgiven, the accrued and unpaid obligations under the earn-out entered into in connection with the purchase of Willey Brothers shall be forgiven and no further earn-out obligations shall accrue. As of September 30, 2003 such debt cancellation and forgiveness would total approximately $9,475,000. As discussed above, Willey Brothers' Facility with its commercial lender prohibits the Company from making any payments in respect of the $2.0 Million Notes until all of its obligations are repaid in full to such commercial lender. No assurances can be given that the Company will have sufficient capital or be permitted by its commercial lender to repay the $2.0 Million Notes in the time frame required by the Willey Agreement, in which case the Company will derive no benefit from the Willey Agreement. In the event that the Company does not make payment of the $2.0 Million Notes as set forth in the Willey Agreement, the Company's obligations to pay principal and interest under the $2.0 Million, $7.5 Million Notes and earn-out will remain in full force and effect. The consequences of a failure to pay the $2.0 Million Notes upon maturity are discussed above.

      The Willey Subordinated Note Payable

      On October 22, 2001, Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows:
12% on the accreted principal amount, payable in cash quarterly, and 4% on the accreted principal amount, added to principal (PIK amount). The balance of the note at September 30, 2003 was $5,171,000 including PIK interest of $408,000 and less the aggregate discount on notes payable of $237,000. The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, the Company issued a common stock purchase warrant (the "Put Warrant") to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Put Warrant expires October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. Pursuant to a letter agreement dated October 9, 2002 between the noteholder and Willey Brothers, the noteholder waived its rights to demand immediate payment of the Willey Subordinated Note Payable and to put the Put Warrant to Willey Brothers, which rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer. In consideration for the extension of an interest payment due date, on September 30, 2003 the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at an exercise price of $0.24, the closing price on the date of issuance, on terms similar to the Put Warrant. The Company has received waivers from certain financial covenants through September 30, 2003. At September 30, 2003 the Company had a long-term liability of approximately $56,000 related to the Put Warrant.

Liquidity Issues

      As discussed above, the outstanding balances under the Willey Brothers' Facility, consisting of $909,000 under the Term Loan and $4,685,000 under the Revolving Credit Facility at November 7, 2003, and outstanding amendment fees of $580,000, are due and payable on December 1, 2003. Although Willey Brothers and its commercial lender are in the process of negotiating an extension of the Facility on terms and conditions acceptable to the parties, no assurances can be given that Willey Brothers will be successful in concluding such an extension at all or on terms favorable to Willey Brothers. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. Should that foreclosure occur the Company would have no further operations. In addition, in the event that Willey Brothers is unable to pay the amount due under the Facility upon maturity, such a default would trigger a default under and acceleration of the Willey Subordinated Note Payable, and would trigger the right of the holder of the Put Warrant to put such Put Warrant to Willey Brothers.

      In addition, the $2 Million Notes will mature and become payable on November 30, 2003. As discussed above, the Willey Agreement provides the opportunity, if the principal balance of the $2 Million Notes is paid pursuant to the terms of the Willey Agreement, to obtain cancellation and forgiveness of the interest due under the $2 Million Notes, the principal and interest due under the $7.5 Million Notes, and certain earn-out obligations. In the event that the $2 Million Notes are not paid upon maturity, or at the earliest date on which payment is permitted by Willey Brothers' lender, if later, such a default of payment may result in litigation for enforcement of such $2.0 Million Notes and could compromise the Company's ability to obtain additional financing to support its operations. In addition, such a default in the payment of the $2 Million Notes would trigger a default under and acceleration of each of the $7.5 Million Notes and the Willey Subordinated Note Payable, and would trigger the right of the holder of the Put Warrant to put such Put Warrant to Willey Brothers.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are able to extend or refinance our short-term debt at all or on terms favorable to the Company, as discussed above, and whether we are successful in generating revenues and income from Willey Brothers. The Company is also actively seeking additional capital through debt or equity financing arrangements to permit payment of the Company's obligations under the $2.0 Million Notes, which are due on November 30, 2003, to support the Company's operations, and to allow the execution of the Company's business plan. No assurances can be given that the Company will be successful in obtaining such additional capital at all or on terms favorable to the Company. We continue to be impacted by limitations placed upon Willey Brothers by its lender with respect to funds available under its Facility. In response to our current financial condition and current market conditions, and as a part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable.

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Revenues. Revenues from continuing operations decreased approximately $52,000, or .22%, to $24,125,000 for the nine months ended September 30, 2003 from $24,177,000 for the nine months ended September 30, 2002.

      Cost of Revenues. Cost of revenues from continuing operations increased approximately $2,402,000, or 12%, to $21,733,000 (90% of net revenues), for the nine months ended September 30, 2003 from $19,331,000 (80% of net revenues) for the nine months ended September 30, 2002. This increase is primarily attributable to an increase in costs in the Branch Planning and Design division and to the write off of obsolete inventory totaling $800,000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased approximately $2,778,000, or 28%, to $7,074,000 for the nine months ended September 30, 2003 from $9,852,000 for the nine months ended September 30, 2002. This decrease is primarily attributable to a decrease in professional fees, consulting fees and salary expense at the parent company and to the benefits being realized from the restructuring of Willey Brothers in the first quarter of 2002.

      Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $13,000, or 2%, to $673,000 for the nine months ended September 30, 2003 from $660,000 for the nine months ended September 30, 2002. This increase is primarily attributable to the accelerated amortization of financing fees in anticipation of the expiration of Willey's credit facility offset by of the amortization in full at December 31, 2002 of a financing fee incurred in the Company's private placement of equity, completed in February 2002.

      Operating Loss. Operating loss from continuing operations decreased approximately $311,000, or 5%, to $5,355,000 for the nine months ended September 30, 2003, from $5,666,000 for the nine months ended September 30, 2002. This decrease in the operating loss is primarily due to the decrease in selling, general and administrative expenses offset by the increase in cost of sales.

      Interest Expense. Interest expense from continuing operations decreased approximately $459,000, or 25%, to $1,396,000 for the nine months ended September 30, 2003 from $1,855,000 for the nine months ended September 30, 2002. This decrease is attributable to a reduction in the term loan, of $4,000,000, in December 2002 and reductions of $1,110,000 in the current period, and to the amortization in full in January 2003 of the beneficial conversion on preferred stock.

      Other Income (Expense). Other expense from continuing operations increased approximately $949,000, or 135%, to expense of $247,000 for the nine months ended September 30, 2003 from income of $702,000 for the nine months ended September 30, 2002. This increase in other expense is primarily attributable to the absence of management fee income in the current period received in the prior year period from a former subsidiary, the provision recorded for the settlement of the action entitled Marvin A. Reiss and Rebot Corporation v.

BrandPartners Group, Inc., and to a decrease in an unrealized gain resulting from the valuation of a put feature on a warrant issued in conjunction with a note payable.

      Loss from Continuing Operations. Loss from continuing operations increased approximately $179,000, or 3%, to $6,998,000 for the nine months ended September 30, 2003 from $6,819,000 for the nine months ended September 30, 2002. This decrease is due to the factors referred to above.

      Net Loss. Net loss decreased approximately $7,067,000, or 50%, to $6,998,000 for the nine months ended September 30, 2003 from $14,065,000 for the nine months ended September 30, 2002. The decrease in the net loss is primarily due to the absence in the current period of a loss from discontinued operations of $7,246,000.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Revenues. Revenues from continuing operations decreased approximately $988,000, or 11%, to $7,755,000 for the three months ended September 30, 2003 from $8,743,000 for the three months ended September 30, 2002. This decrease is due to the timing of contract revenue and when it is recognized and to a decrease in orders in the current quarter.

      Cost of Revenues. Cost of revenues from continuing operations increased approximately $1,126,000, or 17%, to $7,667,000 (98.9% of net revenues), for the three months ended September 30, 2003 from $6,541,000 (75% of net revenues) for the three months ended September 30, 2002. This increase is primarily attributable to the write down of obsolete inventory totaling $800,000 and to increased costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased approximately $139,000, or 5%, to $2,472,000 for the three months ended September 30, 2003 from $2,611,000 for the three months ended September 30, 2002. This decrease is primarily attributable to a decrease in professional fees and salary expense, offset by an increase in insurance expense, at the parent company.

      Depreciation and Amortization. Depreciation and amortization from continuing operations increased approximately $112,000, or 100%, to $224,000 for the three months ended September 30, 2003 from $112,000 for the three months ended September 30, 2002. This increase is primarily attributable to an increase in depreciation expense resulting from the acquisition of fixed assets in the current year and to the accelerated amortization of a financing fee in anticipation of the expiration of Willey Brothers' credit facility, offset by the amortization in full at December 31, 2002 of a financing fee incurred in the Company's private placement of equity, completed in February of 2002.

      Operating Loss. Operating loss from continuing operations increased approximately $2,087,000, or 401%, to $2,608,000 for the three months ended September 30, 2003, from $521,000 for the three months ended September 30, 2002. This increase is primarily due to the factors referred to above.

      Interest Expense. Interest expense from continuing operations decreased approximately $180,000, or 29%, to $446,000 for the three months ended September 30, 2003 from $626,000 for the three months ended September 30, 2002. This decrease is attributable to a reduction in the term loan, of $4,000,000, in December 2002 and reductions of $450,000 in the three months ended September 30, 2003, and to the amortization in full in January 2003 of the beneficial conversion on preferred stock.

      Other Income (Expense). Other income from continuing operations decreased approximately $152,000, or 70% to $64,000 for the three months ended September 30, 2003 from of $216,000 for the three months ended September 30, 2002. This decrease in other income is primarily attributable to a decrease in an unrealized gain resulting from the valuation of a put feature on a warrant issued in conjunction with a note payable.

      Loss from Continuing Operations. Loss from continuing operations increased approximately $2,059,000, or 221%, to $2,990,000 for the three months ended September 30, 2003 from $931,000 for the three months ended September 30, 2002. This increase is due to the factors referred to above.

      Net Loss. Net loss decreased approximately $4,590,000, or 61%, to $2,990,000 for the three months ended September 30, 2003 from $7,580,000 for the three months ended September 30, 2002. The decrease in the net loss is primarily due to the absence in the current quarter of a loss from discontinued operations of $6,649,000 offset by the factors referred to above.

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

Stock Price Fluctuations

      The market price of our common stock has fluctuated significantly and may be affected by our operating results, changes in our business and management, changes in the industries in which we conduct business, and general market and economic conditions. The stock markets in general have recently experienced extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. In addition, at the opening of business on August 29, 2003, our common stock was delisted from the Nasdaq SmallCap Market and became eligible for quotation on the Over-the-Counter Bulletin Board. The delisting was the result of our failure to satisfy Nasdaq's minimum bid price requirement for continued listing. It is impossible to predict the effect of these or other factors on the market price of our common stock, and the price may continue to fluctuate significantly in the future.

Inflation

      We believe that inflation has not had a material effect on our results of operations.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the  Securities  Exchange Act of 1934,  as amended,  that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions, identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

      o the continued services of James F. Brooks as Chief Executive Officer of the Company and Willey Brothers;

      o our ability to refinance or obtain an extension of our existing short term debt at all or on terms favorable to us

      o our ability to repay the two $1,000,000 Notes on the terms required by the Willey Agreement with the former shareholders of Willey Brothers, thereby entitling us to certain debt cancellation and forgiveness;

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made in this report, as well as in our periodic reports on Forms 10-K and 10-Q, current reports on 8-K, and other filings with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      Our $7.5 Million Notes, Term Loan and Revolving Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and Revolving Credit Facility accrue interest at LIBOR plus an applicable margin or the bank's base rate plus an applicable margin. The $7.5 Million Notes accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining our Revolving Credit Facility, we entered into an interest rate cap agreement, which limits our exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000. The fair value of the agreement was immaterial at September 30, 2003. For a description of the terms of the $7.5 Million Notes, Term Loan and Revolving Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above.

      The table below provides information on our market sensitive financial instruments as of September 30, 2003.

                                                               Interest Rate at
                                           Principal Balance  September 30, 2003
                                           -----------------  ------------------
Term Loan                                     $1,389,000             6.25%
Revolving Credit Facility                      4,441,000             6.25%
$7.5 Million Notes                             7,500,000             2.60%

Item 4. Controls and Procedures

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange
Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during our fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

      At the opening of business on August 29, 2003, our common stock was delisted from the Nasdaq SmallCap Market and became eligible for quotation on the Over-the-Counter Bulletin Board. The delisting was the result of our failure to satisfy Nasdaq's minimum bid price requirement for continued listing.

      On October 1, 2003, Edward T. Stolarski, our former Chairman and Chief Executive Officer, resigned as a member of the Board of Directors, effective immediately, and as Chief Executive Officer of the Company, effective on October 10, 2003. In addition, on October 6, 2003, Kenneth Csaplar resigned from the Board, and on October 7, 2003 Chet Borgida and Anthony van Daalen resigned from the Board. All of the resignations were without any dispute or disagreement with the Company and/or the practices of management. On October 15, 2003, Anthony J. Cataldo and J. Weldon Chitwood were appointed to the Board of Directors, Mr. Cataldo was elected Non-executive Chairman of the Board and Mr. Chitwood was elected Corporate Secretary.

      On October, 15, 2003, we entered into an agreement with Mr. Cataldo for a period of one year wherein Mr. Cataldo agreed to serve as our Non-executive Chairman. Mr. Cataldo's agreement provides for payment to Mr. Cataldo of $30,000 per month and for the issuance to Mr. Cataldo of options to purchase 1,500,000 shares of our common stock at an exercise price of $0.20 per share and 1,500,000 shares of our common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

      As of October 15, 2003, we agreed to enter into a six (6) month agreement with Mr. Chitwood wherein Mr. Chitwood will agree to serve as our Corporate Secretary. The agreement will provide for payment to Mr. Chitwood of $5,000 per month and for the issuance to Mr. Chitwood of options to purchase 400,000 shares of our common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

      On October 15, 2003, we approved a grant of options to Richard Levy, a director of the Company, to purchase 400,000 shares of our common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

      On October 15, 2003, we approved a grant of options to Ronald Nash to purchase 2,000,000 shares of our common stock at an exercise price of $0.30 per share. The options will be issued in recognition of certain services performed by Mr. Nash on behalf of the Company and in exchange for the cancellation of options previously issued to Mr. Nash to purchase 1,000,000 shares of our common stock at an exercise price of $0.43 per share and 1,000,000 shares of our common stock at an exercise price of $14.50 per share. The grant of options will be subject to certain minimum exercise requirements and the shares of common stock underlying the options will have cost-free registration rights.

      On October 15, 2003 and November 1, 2003 we entered into two consulting agreements. Each of the agreements is for a period of one year and provides for payment of consulting fees of $10,000 per month. Additionally, we have agreed to issue to such consultants options to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

      On October 23, 2003, we entered into a consulting agreement for a period of nine (9) months. The agreement provides for the payment of consulting fees of $7,000 per month and for the issuance to the consultant of 300,000 shares of our common stock.

      On November 7, 2003, we executed two promissory notes payable to third parties for the aggregate amount of $350,000. The notes bear interest at a rate of 5% per annum and are due and payable on December 9, 2003. The proceeds of the notes are being used for working capital purposes.

      On November 7, 2003, we were served with a five (5) day notice on behalf of our landlord in connection with our offices at 777 Third Avenue, New York, New York. The five (5) day notice provides that we have until November 14, 2003 to cure a default in our failure to pay rent and related charges for the months of October and November 2003. We are seeking to negotiate a settlement regarding our rental obligations with our landlord.

      On November 10, 2003, we entered into a one year employment agreement with James F. Brooks, our Chief Executive Officer. The agreement provides for payment to Mr. Brooks of an annual salary of $300,000, and for the issuance to Mr. Brooks of options to purchase 500,000 shares of our common stock at an exercise price of $0.20 per share and 500,000 shares of our common stock at an exercise price of $0.30 per share. The options will have cost-free piggy-back registration rights and will be exercisable over a period of five (5) years.

Item 6. Exhibits and Reports on Form 8-K.

      (a)  The  following   exhibits  are  included  herewith  unless  otherwise
indicated:

      3.1   Amended and Restated By-laws of the Company.

      10.1 Second Amendment Agreement, dated September 15, 2003, by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties.

      10.2 Eighth Amendment, dated as of September 29, 2003, between Fleet Capital Corporation, Willey Brothers and the Company.

      10.3 Letter Agreement, dated as of September 30, 2003, between and among the Company, Willey Brothers, Corporate Mezzanine II, L.P. and Fleet Capital Corporation, relating to Subordinated Note and Warrant Purchase Agreement, dated October 22, 2001, between the Company, Willey Brothers and Corporate Mezzanine II, L.P.

      10.4 Common Stock Purchase Warrant, dated September 30, 2003, between the Company and Corporate Mezzanine II, L.P.

      10.5 Stock Option Agreement, dated October 2, 2003, between the Company and James F. Brooks.

      10.6 Agreement, effective as of October 15, 2003, between the Company and Anthony J. Cataldo.

      10.7 Termination Agreement, dated as of January 13, 2003 (delivered October 28, 2003), by and among the Company, Robert S. Trump, Ronald Nash and the Estate of Jeffrey S. Silverman, relating to Stockholders Agreement, dated as of November 17, 1999, by and among the parties.

      10.8 Waiver, dated as November 6, 2003, by and among the Company, Willey Brothers and Corporate Mezzanine II, L.P.

      10.9 Promissory Note, dated November 7, 2003, in the principal amount of $100,000, made by the Company in favor of Filter International.

      10.10 Promissory Note, dated November 7, 2003, in the principal amount of $250,000, made by the Company in favor of Camden International Ltd.

      10.11 Employment Agreement, dated as of November 10, 2003, between the Company and James F. Brooks.

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

      (b) The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

      (i) The Company's Current Report on Form 8-K dated August 12, 2003 (filed August 13, 2003) reporting the issuance of a press release announcing the expected delisting of the Company's common stock from the Nasdaq SmallCap Market on or about September 3, 2003.

      (ii) The Company's Current Report on Form 8-K dated August 26, 2003 (filed August 27, 2003) reporting the issuance of a press release announcing the Company's financial and operational results for the quarter ended June 30, 2003 and the restatement of the Company's financial statements for the year ended December 31, 2003.

      (iii) The Company's Current Report on Form 8-K dated August 27, 2003 (filed August 28, 2003) reporting the issuance of press release announcing the delisting of the Company's common stock from the Nasdaq SmallCap Market effective at the opening of business on August 29, 2003, and the eligibility for quotation of the Company's common stock on the Over-the-Counter Bulletin Board beginning on such date.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 14, 2003

                                         BRANDPARTNERS GROUP, INC.

                                         By: /s/ James F. Brooks
                                             -----------------------------------
                                             James F. Brooks
                                             Chief Executive Officer

                                         By: /s/ Sharon Burd
                                             -----------------------------------
                                             Sharon Burd
                                             Chief Financial Officer