Form 10-K
period 2003-12-31
BRANDPARTNERS GROUP INC
filed 2004-03-30
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

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

                                 10 Main Street
                         Rochester, New Hampshire 03839
          (Address of Principal Executive Offices, Including Zip Code)

                                 (603) 335-1400
                (Issuer's Telephone Number, Including Area Code)

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

      Yes   X           No    ____
         -------

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The issuer's revenues for its most recent fiscal year were $33,667,062

      On March 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, using the average bid and asked prices of the registrant's common stock on said date, was $10,822,683.

      As of March 26, 2004, there were issued and outstanding 29,713,554 shares of the registrant's Common Stock.

                                     PART 1

Item 1.  Description of Business

BrandPartners Group, Inc. through its wholly-owned subsidiary, Willey Brothers, Inc., provides financial services firms and other retailers with strategic market intelligence, data mining and network analysis services; creative, point-of-sale, and brand strategy services; system wide merchandising and distribution/logistics services; and branch design, build and project management services.

In 2000, we conducted our operations through our majority-owned subsidiary, Michaelson Kelbick Partners, Inc. ("MKP"), a provider of communications consulting services to the financial services industry, and our wholly-owned subsidiary acquired in March 2000, iMapData.com, Inc., a provider of on-line database solutions with access to market and economic data in user-friendly mapped formats. In January 2001, we sold our 80% ownership interest in MKP, and acquired 100% of the shares of common stock of Willey Brothers, currently our sole operating subsidiary. In February 2001, an investor group contributed $3 million to iMapData in the form of an equity investment in exchange for a minority position in iMapData, and in October 2002 we sold our majority stake in iMapData in order to consolidate resources and to pursue our strategy of expanding on the foundation of Willey Brothers.

We continue to seek acquisitions, expand and diversify our customer base in our core industry, and pursue new growth opportunities in other vertical markets. We may fund such acquisitions or other transactions through the issuance of equity or debt securities, with indebtedness or cash, through other forms of compensation and incentives, or any combination thereof. If we identify an appropriate acquisition candidate or other business transaction, we may need to seek additional financing, although no assurances can be given that additional financing will be available to us on favorable terms or at all.

We were originally incorporated in 1984 in New York under the name "Performance Services Group, Inc." We changed our name to "Financial Performance Corporation" in 1986, prior to our initial public offering. In 2001 stockholders approved a proposal to reincorporate in Delaware by merging into a newly formed, wholly-owned subsidiary.

The reincorporation, which was effected on August 20, 2001, changed our legal domicile from New York to Delaware, but did not result in a change in our business, management, assets or liabilities. In connection with the reincorporation the stockholders also approved proposals increasing our authorized capital stock from 50,000,000 shares of common stock and 10,000,000 shares of "blank check" preferred stock to 100,000,000 shares of common stock and 20,000,000 shares of "blank check" preferred stock, classifying our board of directors, and again changing our name to our current name "BrandPartners Group, Inc."

Willey Brothers

We purchased 100% of Willey Brothers' common stock on January 16, 2001. Willey Brothers, founded in 1983, provides total marketing and environmental solutions to the financial services industry (including both banks and non-bank financial services companies) and other service retailers.

Willey Brothers offers a full range of products and services, including:

      o     Strategic market intelligence and branch network analysis.

      o     Environmental   design,   furniture  and  store  project  management
            services.

      o     Traditional   and   digital   merchandising   systems,    logistics,
            distribution, and inventory management.

      o Point-of-sale communications, brand strategy, sales training and marketing programs.

Willey Brothers seeks to develop unique and creative solutions to help its clients build brands through environments, maximize sales and create strong platforms for sustained growth.

Willey Brothers Business Platform

Willey Brothers is considered a leader in the retail financial services marketplace, and has developed a holistic expertise that is unparalleled in the industry. Consequently, we are able to satisfy the needs of clients ranging from credit unions and community banks to the largest financial institutions. Our sales force markets our products and services to targeted companies through tradeshows, direct mail and other direct marketing methods, speaking engagements, and company-sponsored events. When a client requires the full services that we offer, a multi-disciplinary project team from our creative, merchandising, and design build business units, works together to ensure that deliverables are consistent throughout the project. And, our program management team works in conjunction with the IT department (via client specific web sites) to communicate daily with the client from the design and planning stages through the implementation of the project.

Willey Brothers offers the following services independently or as a holistic package, each with well-defined phases, as follows:

      o     Brand Strategy, Creative and Point-Of-Sale Services

            o Corporate Reconnaissance. Through interviews and discussions with a client and market research, we work with the client to understand its history of retail development, current corporate culture, customer demographics, product strategy, overall image, and future brand and branch objectives.

            o Brand Blueprint. We then develop a singular thematic brand concept that seeks to embody the character of the client, which will guide the design, product and environment, and implementation efforts that follow.

            o Point-Of-Sale Communications. We translate a client's branding strategy into a well-coordinated written, verbal and physical merchandising message, which is refined and promoted to a targeted market through in-store communications vehicles, including point-of-sale communications, digital merchandising, marketing materials and advertising campaigns. Digital merchandising, which is the confluence of high-definition plasma and LCD screens with either fixed or constantly changing content (ie. cable or satellite television combined with company-specific marketing and advertising content), is an evolving product line that is transforming communications in every retail industry, and offers tremendous growth opportunities.

      o     Site Analysis, Environmental Design and Build

            o Site Analysis/Market Intelligence. Using proprietary software programs developed by Willey Brothers, we are able to identify site locations for new facilities and measure the attractiveness of potential new markets based on area demographics and deposit data at competitor banks.

            o Environmental Design. If the client is seeking a prototype branch, we develop it based on concepts identified during the brand blueprint phase. However, clients engage us to work on projects range from basic interior reconfiguration and renovation to the design and construction of new facilities. Where branch planning and design is required, we analyze traffic patterns inside a representative sample of facilities. With the help of a branch fitness analysis, we develop a branch-typing matrix that reveals how a model branch should be developed in conjunction with merchandising and creative/point-of-sale systems to maximize profitability.

            o Willey Brothers' industry award-winning in-house architectural design team creates a design template that translates the attributes of the "model" branch into a master store design. Retail locations are designed to support the brand, maximize the impact of point-of-sales communications, and connect with the customer through the appropriate brand experience. Included in the master design are the branch floor plan and the layout identifying the location and type of millwork and merchandise. Once a design has been approved, construction documentation follows.

            o Project Management/Build. After most designs are completed, we are engaged to manage the branch construction process including overall pricing of all components of the branch, hiring the general contractor, and ensuring that the project is finished on time and on budget. Our expertise in the financial services marketplace allows it to offer clients fixture, millwork, furniture, and creative products and services to ensure that the branch exterior and interior areas are well coordinated, and designed to maximize branch sales.

            o Furniture. We are an office furniture dealership and represent hundreds of manufacturers. This business unit allows us to supplement build projects with office furniture systems and casegoods which are often integrated in innovative ways into our merchandising fixture programs.

      o     Merchandising Roll-Outs

            o Network Analysis/Site Analysis/Branch Typing. We analyze the client's current retail network. The analysis covers on-site audits of branch locations for overall interior fitness, traffic flow, selling zones, fixture placements and design, point-of-sale messages and placements, and local demographic analysis. Branch typing helps to determine what type of fixture system should be recommended for the network (ie. custom design, existing company fixture line, or retrofit of existing company fixture line).

            o Retail Merchandising Roll-Outs. Fixtures are the delivery vehicles for point-of-sale and branding communications. We are recognized for our ability to provide strategic assessments of branch layouts in conjunction with our network analysis service. Following the strategic analysis, we recommend either customized or generic fixture programs and manage roll-outs to clients with branches ranging from 25 to several thousand. We develop fixture programs and corresponding signage (general and FDIC mandated) that maximize efficiency of clients' communications messages to their in-store customers. Products sold include, but are not limited to, brochure displays, wall frames, digital merchandising (in conjunction with point-of-sale), kiosks, regulatory displays, interest rate boards and directional signs that are located throughout a branch office. Willey Brothers utilizes technology to assist in program management supervision. Program managers and coordinators communicate with clients through project-specific web sites created for sharing up-to-date information on all aspects of a program's implementation.

            o Logistics, Distribution, and Inventory Management. In conjunction with fixture roll-out programs and year-round quarterly point-of-sale campaigns, we provide logistics, distribution, warehousing, and inventory management services. In many cases, we warehouse client-owned fixture inventory for future acquisitions or renovated branches. Support facilities are located at our Rochester, New Hampshire headquarters office, Dover, New Hampshire, and Phoenix, Arizona.

Target Markets

Willey Brothers' revenues have historically been derived from businesses in the financial services markets, primarily, but not exclusively, banking organizations. Target markets and a representative sample of clients are as follows:

      o     Tier  One  Banks  -  retail  banking  organizations,   bank  holding
            companies and thrifts with more than two hundred and fifty branch locations.

      o Regional and Community Banks - banking organizations, bank holding companies, with between twenty-five and two-hundred and fifty branches.

      o Credit Unions - banking organizations with one to twenty-five branches.

      o Non-bank financial services companies - companies providing financial services products to consumers and businesses that are not licensed as banks. These organizations are primarily brokerage houses, mutual fund companies, asset management companies, insurance and mortgage companies and tax services companies.

      o Other - we are seeking to grow our business internationally, and have recently retained a business development consultant located in Great Britain. In addition, we are seeking to transfer our capabilities and expertise in the retail environment space to other retail industries and service organizations. Though that space is unlimited, we are focusing on industries that have more synergies and parallels to our core industry such as wireless telecommunications retailers, auto dealerships, and health care facilities.

Suppliers

Willey Brothers outsources most of its manufacturing and fabrication services from a variety of suppliers throughout the United States; Willey Brothers does some light production work (ie. engraving, painting, screen printing, etc.), but does not own or operate manufacturing facilities. Most outsourcing is project-specific based upon location and the nature of the products and services provided.

Significant Customers

For the year ended December 31, 2003, one customer of Willey Brothers accounted for approximately 16% of our revenues. For the twelve months ended December 31, 2002 one customer accounted for approximately 14% of revenues. For the twelve months ended December 31, 2001, three customers accounted for approximately 15%, 11%, and 10% of our revenues.

Employees

As of March 10, 2004, we had approximately 130 full-time employees. The Company considers its relations with its employees to be good.

Intellectual Property

Willey Brothers owns the following registered trademarks:

      o     Willey Brothers(R)

      o     Willey Brothers Direct(R)

      o     Willey Brothers International(R)

Competition

The competitive landscape for the products and services provided by Willey Brothers is fragmented across many sectors and is competitive. We are often engaged by clients without going through a request for proposal process, but this is typically required when we are competing for sizeable multi-million dollar contracts. There are selective competitors who focus solely on the retail financial services marketplace, however, our competitive advantage is our holistic approach and expertise across a range of products and services touching all aspects of the retail system. And, many of our primary competitors only focus on either fixtures, design and build, or creative services. Due to the nature of the Willey Brothers' business, we also compete with design houses, architectural firms, consulting firms, fixture companies and advertising agencies of varying sizes.

Item 2.  Description of Property.

      Our principal administrative and sales office is located in Rochester, New Hampshire, where we lease a facility of approximately 73,000 square feet. The lease for such offices expires in 2006 and provides for payment of annual rent of approximately $162,756. We also lease on a month-to-month basis 20,000 square foot warehouses and fulfillment centers in Phoenix, Arizona, and Dover, New Hampshire, and an office in New York, NY dedicated to design, brand strategy, and business development.

Item 3.  Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of security-holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      The Company's common stock has been publicly quoted on The OTC Bulletin Board under the symbol BPTR.OB since August 29, 2003, the Nasdaq SmallCap Market under the trading symbol "BPTR" since August 21, 2001. Prior thereto, it was traded on the The Nasdaq SmallCap Market under the symbol "FPCX" beginning on September 22, 2000. Prior thereto, it was traded on the OTC Bulletin Board under the same symbol.

      The following table sets forth, for the periods indicated, the high and low reported sales prices per share for the common stock of the Company as reported by the The Nasdaq SmallCap Market or the OTC Bulletin Board, as the case may be.

                                                          High        Low
                                                          ----        ---
      Calendar Year 2002

      First Quarter Ended March 31, 2002 ...........     $1.310     $0.660
      Second Quarter Ended June 30, 2002 ...........      1.110      0.600
      Third Quarter Ended September 30, 2002 .......      0.840      0.150
      Fourth Quarter Ended December 31, 2002 .......      0.250      0.070

      Calendar Year 2003

      First Quarter Ended March 31, 2003 ...........     $0.210     $0.090
      Second Quarter Ended June 30, 2003 ...........      0.460      0.130
      Third Quarter Ended September 30, 2003 .......      0.260      0.010
      Fourth Quarter Ended December 31, 2003 .......      1.000      0.140

      Calendar Year 2004

      First Quarter (through March 26, 2004) .......     $0.790     $0.450

      As of March 26, 2004, we had approximately 247 holders of record of our common stock.

      To date, we have not paid any dividends on our common stock. Any payment of future cash dividends and the amount thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors.

Item 6.  Selected Financial Data

Years Ended December 31, 2003, 2002, 2001, 2000 and 1999
(in thousands except per share data)

                                                   2003          2002           2001           2000           1999
For the Year
Revenues                                         $33,667       $38,879        $39,693           $0.0           $0.8
Loss from Continuing Operations                  (10,964)       (4,803)        (5,304)        (3,728)        (1,587)
Loss Per Share from Continuing Operations         $(0.59)       $(0.26)        $(0.56)        $(0.34)        $(0.17)

At Year End
Total Assets                                     $35,834       $46,738        $56,687        $13,961         $4,499
Long Term Debt                                    12,732        12,465         20,046            0.5         None
Dividends Declared Per Share                     None          None           None           None            None

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

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

      Revenue Recognition

      Willey Brothers records sales on its long term contracts on a percentage-of-completion basis, based upon actual costs incurred to date on such contracts. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to the percentage-of-completion.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Revenues. Revenues from continuing operations decreased approximately $5,212,000, or 13%, to $33,667,000 for the twelve months ended December 31, 2003 from $38,879,000 for the twelve months ended December 31, 2002. This decrease is related to weakness in the industry, during the first 3 quarters of 2003, in which the Company's Willey Brothers subsidiary operates.

      Cost of Revenues. Cost of revenues from continuing operations decreased approximately $330,000, or 1%, to $29,396,000 (87% of net revenues), for the twelve months ended December 31, 2003 from $29,726,000 (76% of net revenues) for the twelve months ended December 31, 2002. This decrease is the result of decreased sales offset by a charge for obsolete inventory of approximately $987,000, by higher than expected costs in the fixture and branch planning and design businesses and to a lesser extent to the shift in product mix from higher margin merchandising products to branch planning and design, which has a lower margin, resulting from shifts in market demands for the Company's products and services.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased approximately $1,310,000, or 10%, to $11,922,000 for the twelve months ended December 31, 2003 from $13,232,000 for the twelve months ended December, 31, 2002. This decrease is primarily attributable to decreases in payroll, professional fees, selling expenses and amendment fees offset by increases in public relations, consulting fees, director's fees, bad debt expense and insurance expense.

      Interest Expense. Interest expense from continuing operations decreased approximately $636,000, or 26%, to $1,825,000 for the twelve months ended December 31, 2003 from $2,461,000 for the twelve months ended December 31, 2002. This decrease is primarily attributable to a reduction in the term loan of $4,000,000 in December 2002 and reductions of $1,958,000 during 2003 and to the amortization in full in January 2003 of the beneficial conversion on preferred stock.

      Other Income (Expense). Other expense from continuing operations increased approximately $2,239,000 to expense of $1,488,000 for the twelve months ended December 31, 2003 from income of $751,000 for the twelve months ended December 31, 2002. This increase is primarily due to a lease termination fee of $1,075,000, to an unrealized loss on the Put Warrant in 2003 of $164,000 from an unrealized gain of $384,000 in 2002, to the settlement of the Reiss lawsuit in the amount of $227,000 and to the absence in the current year of management fee income from MKP, the Company's former majority-owned subsidiary from which the Company received management fee income of $332,000 in 2002.

      Income Taxes. For the year ended December 31, 2003 the Company and its Subsidiary had taxable losses and accordingly made no accrual for federal or state income taxes. For the year ended December 31, 2002 the Company had an income tax benefit of approximately $986,000, due primarily to an income tax refund of $1.2 million which did not occur in 2003. The benefit in 2002 was due to a carryback of Willey Brothers' taxable loss for the tax year ended December 31, 2002. There are no further carrybacks available.

      Loss from Continuing Operations. Loss from continuing operations increased approximately $6,161,000, or 128%, to $10,964,000 for the twelve months ended December 31, 2003 from $4,803,000 for the twelve months ended December 31, 2002. The increase in the loss from continuing operations is due to the factors referred to above.

      Net Loss. Net loss decreased approximately $1,009,000, or 8%, to $10,964,000 for the twelve months ended December 31, 2003 from $11,973,000 for the twelve months ended December 31, 2002. The decrease in the net loss is due to the absence in the current year of a loss from discontinued operations of approximately $7,170,000 offset by the income tax benefit in 2002 of approximately $986,000 offset by the increase in the operating loss of approximately $3,572,000 and other expense of $2,239,000 and the decrease in interest expense of approximately $636,000 in the year ended December 31, 2003.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased approximately $2,369,000, or 15%, to $13,232,000 for the twelve months ended December 31, 2002 from $15,601,000 for the twelve months ended December, 31, 2001. This decrease is primarily attributable to a decrease in goodwill amortization of approximately $2.7 million due to the cessation of amortization on goodwill effective January 1, 2002, offset by increases in amendment fees and expenses of approximately $857,000 related to the amendment of the Company's debt agreement and to increases in selling and marketing expenses, primarily trade show expenses and sales presentation expenses, offset by decreases in general and administrative expenses, primarily salary expenses, professional and consulting fees and travel expenses.

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

      Income Taxes. Income taxes from continuing operations decreased approximately $1,173,000, to a benefit of $986,000 for the twelve months ended December 31, 2002 from an expense of $187,000 for the twelve months ended
December 31, 2001. This benefit is due to a carryback of Willey Brothers' taxable loss for the tax year ended December 31, 2002.

      Loss from Continuing Operations. Loss from continuing operations decreased approximately $501,000, or 9%, to $4,803,000 for the twelve months ended December 31, 2002 from $5,304,000 for the twelve months ended December 31, 2001. The decrease in the loss from continuing operations is due to the factors referred to above.

      Net Loss. Net loss increased approximately $4,958,000, or 71%, to $11,973,000 for the twelve months ended December 31, 2002 from $7,015,000 for the twelve months ended December 31, 2001. The increase in the net loss is primarily due to the impairment charge of approximately $6.6 million included in discontinued operations at December 31, 2002, offset by the income tax benefit derived from the carryback claim referred to above.

Liquidity and Capital Resources

      As of December 31, 2003, the Company had negative working capital (current assets less current liabilities) of $14,100,000 and a working capital ratio (current assets to current liabilities) of approximately .41:1. At December 31, 2002 the Company had negative working capital of $5,000,000 and a working capital ratio of approximately .80:1. The increase in the negative working capital at December 31, 2003 arises primarily from a reduction in current assets, primarily costs and estimated earnings in excess of billings, cash (due to the reduction of debt) and accounts receivable. Costs and estimated earnings in excess of billings represent revenue that has been recognized but that cannot yet be billed due to the terms of the contract. This number is a function of the terms of the current contracts as to billings vs. the revenue that has been earned under the percentage of completion method of accounting and can fluctuate greatly at any point in time. Accounts receivable represents amounts that have been billed but not necessarily recognized as revenue and are also a function of the terms of the current contracts. At March 12, 2004, the Company had an order backlog of approximately $17.8 million vs. $10.7 at the same time in the prior year period. Backlog represents signed contracts for services. Substantially all of the revenue from such contracts will be recognized in the current year. On November, 28, 2003 the Company's subsidiary, Willey Brothers, extended its credit facility to December 31, 2004. On January 2, 2004 Willey Brothers' repaid the balance of its term loan. On January 20, 2004, the Company received net proceeds of approximately $2,900,000 in a private placement of equity. The proceeds from the private placement were used to reduce certain debt and obligations and repay the balance of the term loan. The balance of the proceeds will be used for working capital purposes. The Company is seeking to raise additional funds through the issuance of equity. No assurances can be given that the Company will be successful in concluding this or any other financing transaction. As of December 31, 2003 and December 31, 2002 the Company had unrestricted cash and cash equivalents of $414,000 and $2,168,000, respectively.

      On January 20, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock of the Company. The proceeds from the private placement were used to reduce certain debt and obligations as described below and repay the balance of the term loan. The balance of the proceeds will be used for working capital purposes.

      On January 20, 2004, in conjunction with the private placement, the Company entered into a new agreement with the former shareholders of Willey Brothers (the "Agreement") providing for, among other things, the cancellation and forgiveness of certain debt. Upon payment of $1.0 million, concurrent with the signing of the Agreement two new 24-Month Notes were issued, each in the amount of $500,000, payable to the former shareholders of Willey Brothers, and the $7.5 million Seller Notes were cancelled and forgiven along with all accrued unpaid interest on the notes of approximately $844,000. The $2.0 million Seller Notes previously issued are maintained in escrow and will be cancelled upon payment in full of the 24 Month Notes. The balance of the 24-Month Notes are to be repaid in two equal installments of $500,000 each on April 15, 2004 and July 15, 2004. Upon payment in full of the 24-Month Notes all accrued, unpaid interest on the $2.0 Seller Notes (approximately $755,000 at December 31, 2003) will be cancelled and forgiven and the accrued unpaid earn-out of $500,000 will be forgiven and no further Earn-Out will accrue.

      On January 19, 2004, in conjunction with the private placement, the Company entered into a Surrender Agreement with its Landlord for the termination of its Lease at 777 Third Ave, New York City. In exchange for the termination of its rights and obligations under the lease the Company agreed to pay to the Landlord an aggregate of $800,000 and issue to the Landlord 500,000 shares of restricted common stock of the Company with cost free piggyback registration rights. $500,000 of the fee was paid upon signing the Agreement. The balance of the fee is to be paid in three equal installments of $100,000 each on March 1, 2004, September 1, 2004 and March 1, 2005. The shares were valued at $0.55 per share, the closing price of the stock on February 9, 2004, the date the stock was issued. The payment due on March 1, 2004 was made. The terminated lease had an expiration date of 12/31/2009 with minimum lease rentals of approximately $647,000 in 2004 and $671,000 annually through 2009.

      On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum, 8% payable in cash quarterly and 2% added to the principal (the "PIK Amount").

      On November 28, 2003 the Company entered into its ninth amendment with its commercial lender (the "Ninth Amendment"). The facility as amended was extended to December 31, 2004. The Amendment continued to require weekly prepayments of principal on the term loan until January 2, 2004, at which time repayment in full of the balance of the term loan was made. In addition, On January 2, 2004, the $6,000,000 revolving credit facility was divided into a $4,000,000 New Term Loan and a $2,000,000 Revolving Credit Facility, with no limitations as to availability, and the LIBOR option was eliminated providing for interest at the banks Base Rate plus an applicable margin. Commencing March 1, 2004, the Amendment mandates monthly prepayments of principal on the New Term Loan. The Amendment also allows the repayment of the Seller Notes with cash infused as equity.

      For the twelve months ended December 31, 2003, 2002 and 2001, net cash provided by (used in) operating activities of continuing operations was $613,000, $(1,548,000) and $(2,509,000), respectively, net cash provided by
(used in) investing activities of continuing operations was $(386,000) (primarily for the acquisition of fixed assets) $1,385,000 (primarily from the sale of iMapData, offset by fixed asset purchases) and $(13,284,000) (primarily for the acquisition of Willey Brothers), respectively, and net cash provided by (used in) financing activities of continuing operations was (1,981,000) (primarily from the pay down of long term debt), $(1,895,000) (primarily from the pay down of long term debt offset by borrowings on the revolving credit facility) and $20,016,000 (primarily through long term debt and equity issuances), respectively.

      In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include offering new products and services, pursuing international business and new vertical markets, diversifying and expanding its customer base in financial services, improving operating efficiencies via technology, continually reviewing pricing strategies, costs and expenses and aggressively collecting accounts receivable. In addition, the Company is pursuing various financing arrangements to allow the execution of its business plan. While no assurances can be given, management believes that implementation of these initiatives, internally generated funds from operations, proceeds received from the private placement and the refinancing of the facility will provide sufficient cash flow for the next twelve months.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from Willey Brothers and the cost and availability of third-party financing. We continue to be impacted by the economic downturn in the United States, in the industry in which Willey Brothers operates, during the first three quarters of 2003, which has resulted in a decline in revenues and profitability at Willey Brothers for the twelve months ended December 31, 2003, and by limitations placed upon Willey Brothers by its lender with respect to funds available under its Facility. During the fourth quarter of 2003 the Company saw an increase in orders. At March 12, 2004, Willey Brothers had an order backlog of approximately $17.8 million compared to a backlog of $10.7 million in the prior year period.

      We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include the number of active customer projects, the requirements of customer projects, the termination of major customer projects, the loss of major customers and the timing of new engagements.

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board's ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132R"). SFAS 132R revises the disclosures for pension plans and other post retirement benefit plans. The adoption of this statement does not impact the Company's historical or present financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial position.

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and thus, improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Subsequently, FASB Staff Position 150-3 indefinitely deferred certain classification and measurement requirements of SFAS No. 150. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS No.150 had no effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-based Compensation, Transition and Disclosure". SFAS No 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements. The Company modified its disclosures in its quarterly reports commencing with the quarter ended March 31, 2003, as provided for in the new standard.

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

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its financial statements. Disclosures required by FIN 45, if any, are included in the accompanying financial statements.

In November 2002, the EITF reached a consensus on EITF No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer". EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF No. 02-16 apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company does not expect the provisions of EITF 00-21 to have a material impact on the Company's consolidated financial statements

Item 7A.  Qualitative and Quantitative Disclosure about Market Risk

      The Company's Facility and $3,750,000 Notes expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Facility accrues interest at LIBOR plus an applicable margin or the bank's base rate plus an applicable margin. On January 2, 2004, the LIBOR interest rate option was eliminated for the Facility. The $3,750,000 Notes accrue interest at LIBOR plus 150 basis points. On April 23, 2001, and in conjunction with obtaining the Company's Revolving Credit Facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. The notional amount under the cap is $4,000,000. The fair value was immaterial at December 31, 2003. The agreement expires April 23, 2004.

      The table below provides information on the Company's market sensitive financial instruments as of December 31, 2003.

                                                              Weighted Average
                                                               Interest Rate
                                       Principal Balance    at December 31, 2003
                                       -----------------    --------------------
      Term Loan                             $541,000              6.2500%
      Revolving Credit Facility           $3,666,000              6.2500%
      $3,750,000 Notes                    $7,500,000              2.6500%

Holding Company and Operating Subsidiaries

      We conduct our operations through our subsidiaries. We have relied, and continue to rely, on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Currently, Willey Brothers is our sole operating subsidiary. The March 29, 2002 Amendment and Waiver Agreement with our lender prohibits Willey Brothers from paying management fees to the Company until the debt is repaid in full to the lender. The debt is due and payable January 2, 2005. Regulations, legal restrictions and contractual agreements could restrict any needed payments from Willey Brothers or any other operating subsidiaries we may subsequently acquire. If we are unable to receive cash funds from Willey Brothers, or from any operating subsidiaries we may acquire in the future, our operations and financial condition will be materially and adversely affected.

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

Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the  Securities  Exchange Act of 1934,  as amended,  that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

      o the continued services of James Brooks as Chief Executive Officer of BrandPartners Group and Willey Brothers.

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

Item 8.  Financial Statements.

      The audited consolidated financial statements of the Company for the years ended December 31, 2003, 2002 and 2001 are set forth at the end of this Annual Report on Form 10-K and begin on page F-3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On February 18, 2004, the Registrant (the "Company") dismissed Goldstein Golub Kessler LLP ("GGK") as its certifying accountants. The decision to dismiss GGK was approved by the Company's Board of Directors.

      GGK was previously appointed as the Company's certifying accountants on April 16, 2003 and as such no audit reports have been issued on the Company's financial statements. During the interim period in which GGK served as the Company's certifying accountants there were no disagreement(s) with GGK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of such disagreement(s) in connection with its audit report. In addition, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On February 18, 2004, upon approval of the Board of Directors, the Company engaged Goldstein and Morris Certified Public Accountants, PC ("Goldstein and Morris") to audit the consolidated financial statements of the Company for the year ended December 31, 2003. During the Company's two most recent fiscal years and through February 18, 2004, the Company has not consulted with Goldstein and Morris regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      The information required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2003.

Executive Officers

      The information concerning our executive officers required by this Item 10 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

      The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained in our definitive proxy/information statement related to the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2003.

Item 11. Executive Compensation

      The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy/information statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2003.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference to the information contained in our definitive proxy/information statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2003.

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy/information statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2003.

Item 14. Principal Accountant Fees and Services

      The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy/information statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2003.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements

      See Index to Consolidated Financial Statements which begins on page F-1 of this Annual Report.

          2. Financial Statement Schedules

      None, as all information required in these schedules is included in the Notes to the Consolidated Financial Statements, which begin on page F-9.

          3. Exhibits

         The  exhibits  listed  in  the  accompanying   index  to  exhibits  are
         incorporated by reference as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      On October 2, 2003, the Company furnished a Report on Form 8-K, dated September 29, 2003 that included information under Items 5 and 7 relating to the Company entering into an amendment to a loan security agreement. The Report further contained information under Item 9 relating to the resignation of Edward T. Stolarski from the board of directors of the Company and its wholly owned subsidiary as well as his resignation as Chief Executive Officer and the election of James F. Brooks as interim President of the Company and its wholly owned subsidiary.

      On February 5, 2004, the Company furnished a Report on Form 8-K, dated January 20, 2004 that included information reported under Items 5 and 7 relating to the Company's private placement under Regulation D as well as the Company's restructuring of certain debt and liabilities.

      On February 23, 2004 the Company furnished a Report on Form 8-K, dated February 18, 2004, that included information reported under Item 4 relating to the change in the Company's certifying public accountants.

                                INDEX TO EXHIBITS

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

10.8 Option Agreement, dated November 17, 1999, between Robert S. Trump and Jeffrey Silverman incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed November 30, 1999).

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

10.11 Option Agreement, dated November 17, 1999, between Robert S. Trump and Jeffrey Silverman incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed November 30, 1999).

10.12 Option Agreement, dated November 17, 1999, between Robert S. Trump and Ronald Nash incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 30, 1999).

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

10.21 Agreement and Plan of Merger dated February 23, 2000, between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. Defiance (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed February 24, 2000).

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

10.34 Agreement dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump and Laurence DeFranco (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 31, 2001).

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

10.36 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust-1995, in the principal amount of $3,750,000 (incorporated by reference to Exhibit
         2.1 to the  Company's  Current  Report on Form 8-K filed on January 31,
         2001).

10.37 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust-1995, in the principal amount of $1,000,000 (incorporated by reference to Exhibit
         2.1 to the  Company's  Current  Report on Form 8-K filed on January 31,
         2001).

10.38 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

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

10.65 Letter Agreement, dated October 16, 2001, amending the terms of i) Stock Purchase Agreement, dated as of January 11, 2001, by and among the Company, James M. Willey, individually and as trustee of the James
         M. Willey Trust - 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998, ii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust - 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000, and iii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust - 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000. (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.66 Form of Stock Option Agreement, dated as of March 27, 2002, between the Company and each of Jonathan Foster, Nathan Gantcher and J. William Grimes (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003)..

10.67 Letter Agreement, dated October 9, 2002, between Willey Brothers and CMII. (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.68 Fifth Amendment, dated as of December 20, 2002, among Fleet, Willey Brothers and the Company. (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.69 Letter Agreement, dated February 12, 2003, among Fleet, Willey Brothers and the Company. (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.70 Sixth Amendment, dated as of March 18, 2003, among Fleet, Willey Brothers and the Company. (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.71 Waiver, dated as of March 31, 2003, by and among the Company, Willey Brothers and CMII (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003)..

10.72 Form of Stock Option Agreement dated as of March 25, 2003 between the Company and each of Chet Borgida, Kenneth Csaplar, Richard Levy, Jeffrey Adam Lipsitz and Anthony van Daalen. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed May 15,
         2003).

10.73 Employee Stock Option Agreement dated as of March 25, 2003 between the Company and Edward T. Stolarski (incorporated by reference to Exhibit
         10.2 to the Company's Report on Form 10-Q filed May 15, 2003).

10.74 Employee Stock Option Agreement dated as of March 25, 2003 between the Company and Sharon Burd (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q filed May 15, 2003).

10.75 Agreement dated as if Nay 15, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, and Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed May 15, 2003).

10.76 Amended Agreement dated June 16, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed August 26, 2003).

10.77 Waiver dated as of June 30, 2003 by and among the Company, Willey Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to
         Exhibit  10.2 to the  Company's  Report on Form 10-Q  filed  August 26,
         2003).

10.78 Seventh Amendment, dated as of August 21, 2003, between Fleet Capital Corporation, Willey Brothers, Inc and the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q filed August 26, 2003).

10.79 Eighth Amendment, dated as of September 29, 2003, between Fleet Capital Corporation, Willey Brothers, Inc and the Company (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed October 2, 2003 and Exhibit 10.2 to the Company's Report on Form 10-Q filed November 14, 2003 ).

10.80 Second Amended Agreement dated September 15, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties (incorporated by reference to Exhibit
         10.1 to the Company's Report on Form 10-Q filed November 14, 2003).

10.81 Letter Agreement dated as of September 30, 2003, between and among the Company, Willey Brothers, Corporate Mezzanine II, L.P. and Fleet Capital Corporation, relating to Subordinated Notes and Warrant Purchase Agreement, dated October 22, 2001, between the Company, Wiley Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to
         Exhibit 10.3 to the  Company's  Report on Form 10-Q filed  November 14,
         2003).

10.82 Common Stock Purchase Warrant, dated October 2, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed November 14, 2003).

10.83 Stock Option Agreement dated as of October 2, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q filed November 14, 2003).

10.84 Agreement effective as of October 15, 2003, between the Company and Anthony J. Cataldo (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q filed November 14, 2003).

10.85 Termination Agreement dated as of January 13, 2003 (delivered October 28, 2003), by and among the Company, Robert S. Trump, Ronald Nash and the Estate of Jeffrey Silverman, relating to Stockholders Agreement, dated as of November 17, 1999, by and among the parties (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q filed November 14, 2003).

10.86 Waiver dated as of November 6, 2003, by and among the Company, Willey Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to
         Exhibit 10.8 to the  Company's  Report on Form 10-Q filed  November 14,
         2003).

10.87 Promissory Note dated November 7, 2003 in the principal amount of $100,000 made by the Company in favor of Filter International (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q filed November 14, 2003).

10.88 Promissory Note dated November 7, 2003 in the principal amount $250,000, made by the Company in favor of Camden International Ltd. (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q filed November 14, 2003).

10.89 Employment Agreement dated as of November 10, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q filed November 14, 2003).

10.90 Surrender Agreement for leasehold at 777 Third Avenue, New York NY, dated as of January 20, 2004 between the Company and Sage Realty Group as agent (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed February 5, 2004).

10.91 Settlement Agreement dated January 20, 2004, by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 and McLane, Graf, Raulerson & Middleton, PA as escrow agent, settling obligations under prior agreements dated as of May 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed February 5, 2004).

10.92 Amendment No. 3 and Waiver to Subordinated Note and Warrant Purchase Agreement dated as of January 7, 2004 between Corporate Mezzanine II, L.P., Willey Brothers and the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K filed February 5,
         2004).

10.93 Amendment No. 1 to the Subordinated Note dated as of January 7, 2004 by Willey Brothers, Inc. as maker and Corporate Mezzanine II, L.P. as holder (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K filed February 5, 2004).

10.94 Ninth Amendment, dated as of November 29, 2003, between Fleet Capital Corporation, Willey Brothers and the Company (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K filed February 5,
         2004).

16.1 Letter from Grant Thornton LLP addressed to the Securities and Exchange Commission in accordance with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company's Report on Form 8-K filed April 17, 2003).

16.2 Letter from Goldstein Golub Kessler LLP addressed to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company's Report on Form 8-K filed February 23, 2004).

23.1     Consent of Goldstein and Morris Certified Public Accountants.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BrandPartners Group, Inc.

/s/ James F. Brooks
-----------------------------------------
James F. Brooks, Chief Executive Officer
Rochester, New Hampshire
March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Anthony J. Cataldo                                            March 29, 2004
-----------------------------------------
Anthony J. Cataldo, Chairman of the Board

                                                                  March 29, 2004
-----------------------------------------
J. Weldon Chitwood, Director and
Corporate Secretary

/s/ Richard Levy                                                  March 29, 2004
-----------------------------------------
Richard Levy, Director

/s/ James F. Brooks                                               March 29, 2004
-----------------------------------------
James F. Brooks, Chief Executive Officer

/s/ Sharon Burd                                                   March 29, 2004
-----------------------------------------
Sharon Burd, Chief Financial Officer

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

      Consolidated Statements of Stockholders' Equity (Deficit)       F-6 - F-7

      Consolidated Statements of Cash Flows                           F - 8


      Notes to Consolidated Financial Statements                      F-9 - F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders' of BrandPartners Group, Inc.

We have audited the accompanying consolidated balance sheets of BrandPartners Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of its operations and their consolidated cash flows for the years ended December 31, 2003, 2002 and 2001 in accordance with accounting principles generally accepted in the United States of America.


/s/ Goldstein and Morris CPA's, P.C.


New York, New York
March 26, 2004

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002


                          ASSETS                            2003         2002
                                                        -----------  -----------
Current assets

    Cash and cash equivalents                           $  413,946   $ 2,167,924
    Accounts receivable, net of allowance for

       doubtful accounts of $186,330 and $113,960

       Respectively                                      5,956,610     7,476,432
    Costs and estimated earning in excess of billings    1,854,886     6,288,532
    Inventories                                            969,020     2,102,909
    Prepaid expenses and other current assets              541,635       878,700

    Income tax refund                                         --       1,208,420
                                                       -----------   -----------
         Total current assets                            9,736,097    20,122,917
                                                       -----------   -----------
Property and equipment, net of accumulated
    Depreciation                                         1,486,551     1,600,415

Goodwill                                                24,271,969    24,271,969

Deferred financing costs                                   304,126       472,450

Other assets                                                34,911       270,349
                                                       -----------   -----------
          Total assets                                 $35,833,654   $46,738,100
                                                       ===========   ===========

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     2003            2002
                                                                ------------    ------------
Current liabilities
   Revolving credit facility                                    $  3,666,441    $  4,000,000
   Accounts payable and accrued expenses                           9,343,177      14,247,277
   Billings in excess of costs and estimated earnings              6,333,235       1,116,360
   Current maturities of long-term debt                            2,542,584       4,568,083
   Other current liabilities                                       1,600,848       1,175,494
   Notes Payable                                                     350,000            --
                                                                ------------    ------------
         Total current liabilities                                23,836,285      25,107,214
                                                                ------------    ------------
Long term debt
   Notes and interest payable                                     12,732,320      12,465,008
   Capital lease obligations                                             905           2,445
   Put warrant liability                                             220,348          56,295
   Lease termination fee payable in common stock                     275,000            --
   Lease termination fee                                             100,000            --

Commitments and contingencies                                           --              --

Stockholders' equity (deficit)
    Preferred stock, $.01 par value; 20,000,000 shares
       authorized; none outstanding                                     --              --
    Common stock, $.01 par value; 100,000,000 shares
       authorized, 18,163,553 issued                                 181,636         181,636
   Additional-paid-in-capital                                     40,634,822      40,109,102
   Accumulated deficit                                           (41,835,162)    (30,871,100)
   Treasury stock                                                   (312,500)       (312,500)
                                                                ------------    ------------
         Total stockholders' equity (deficit)                     (1,331,204)      9,107,138
                                                                ------------    ------------
         Total liabilities and stockholders' equity (deficit)   $ 35,833,654    $ 46,738,100
                                                                ============    ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2003, 2002 and 2001


                                                          2003             2002           2001
                                                      ------------    ------------    ------------
Revenues                                              $ 33,667,062    $ 38,879,500    $ 39,693,427
                                                      ------------    ------------    ------------
Costs and expenses
    Cost of revenues                                    29,396,353      29,725,975      27,257,861
    Selling, general and administrative                 11,921,942      13,232,518      15,601,626
                                                      ------------    ------------    ------------
         Total expenses                                 41,318,295      42,958,493      42,859,487
                                                      ------------    ------------    ------------
         Operating loss                                 (7,651,233)     (4,078,993)     (3,166,060)
                                                      ------------    ------------    ------------
Interest expense                                        (1,825,179)     (2,461,632)     (1,965,037)
                                                      ------------    ------------    ------------
Other income (expense)
    Interest income                                         38,935          71,100         236,335
    Management fee income                                     --           332,160            --
    Settlement of lawsuit                                 (227,220)           --              --
    Lease termination fee                               (1,075,000)           --              --
    Other                                                 (224,365)        348,138        (222,147)
                                                      ------------    ------------    ------------
        Total other income (expense)                    (1,487,650)        751,398          14,188
                                                      ------------    ------------    ------------
Loss from continuing operations before income taxes    (10,964,062)     (5,789,227)     (5,116,909)

        Income taxes benefit (expense)                        --           986,265        (186,890)
                                                      ------------    ------------    ------------
Loss from continuing operations                        (10,964,062)     (4,802,962)     (5,303,799)

Loss from discontinued operations                             --        (7,169,585)     (1,710,760)
                                                      ------------    ------------    ------------
                     NET LOSS                          (10,964,062)    (11,972,547)     (7,014,559)

Beneficial conversion on preferred stock                      --              --        (2,475,000)
                                                      ------------    ------------    ------------
Net loss applicable to common stockholders            $(10,964,062)   $(11,972,547)   $ (9,489,559)
                                                      ============    ============    ============

Basic and diluted (loss) per share
    Continuing operations                             $      (0.59)   $      (0.26)   $      (0.56)
    Discontinued operations                                   --             (0.39)   $      (0.12)
                                                      ------------    ------------    ------------
    Net loss-basic and diluted                        $      (0.59)   $      (0.65)   $      (0.68)
                                                      ============    ============    ============
    Weighted-average shares outstanding                 18,468,553      18,437,942      13,951,398
                                                      ============    ============    ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  Years ended December 31, 2003, 2002 and 2001


                                               Preferred stock            Common stock
                                      -------------------------  --------------------------        Additional         Accumulated
                                          Shares         $          Shares           $            paid-in capital        deficit
                                      -----------   -----------  -----------    -----------      ---------------  ----------------
Balance at January 1, 2001                                        11,458,040       $114,580         $22,079,129       $(9,408,994)

Shares issued in private placement                                 2,702,268         27,023           2,839,503

Issuance of preferred stock, including
     beneficial conversion              1,650,000     $ 16,500                                        6,449,125        (2,475,000)

Conversion of preferred stock          (1,650,000)     (16,500)    1,650,000         16,500

Issuance of shares for acquisition
     of Willey Brothers                                            1,512,500         15,125           6,034,875

Beneficial conversion on
     notes payable                                                                                      666,667

Exercise of options                                                  150,000          1,500             148,500

Issuance of shares for services                                      384,654          3,847             673,918

Options issued for services                                                                             787,000

Contribution of services - officer                                                                      150,000

Imputed interest on subsidiary notes                                                                     12,938

Exchange of Company stock for
    IMapData.com, Inc. stock
                                                                                                                       (7,014,559)
                                        ---------    ---------    ----------       --------         -----------      ------------
Balance at December 31, 2001                 --      $      --    17,857,462       $178,575         $39,841,655      $(18,898,553)
                                        =========    =========    ==========       ========         ===========      ============


                                            Treasury stock
                                       -------------------------
                                           Shares             $        Total
                                       ----------     -----------    ---------
Balance at January 1, 2001                                          $12,784,715

Shares issued in private placement                                    2,866,526

Issuance of preferred stock, including
     beneficial conversion                                            3,990,625

Conversion of preferred stock                                                 -

Issuance of shares for acquisition
     of Willey Brothers                                               6,050,000

Beneficial conversion on
     notes payable                                                      666,667

Exercise of options                                                     150,000

Issuance of shares for services                                         677,765

Options issued for services                                             787,000

Contribution of services - officer                                      150,000

Imputed interest on subsidiary notes                                     12,938

Exchange of Company stock for
    IMapData.com, Inc. stock              (100,000)    $(312,500)      (312,500)
                                                                     (7,014,559)
                                          --------     ---------    -----------
Balance at December 31, 2001              (100,000)    $(312,500)   $20,809,177
                                          ========     =========    ===========

The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                  Years ended December 31, 2003, 2002 and 2001



                                         Common stock        Additional                        Treasury stock
                                    ----------------------    paid-in        Accumulated    -----------------------
                                      Shares     Par value    Capital          Deficit        Shares         $            Total
                                    ----------   ---------  ------------    -------------   ----------- -----------     ---------
Balance at December 31, 2001        17,857,462   $178,575  $  39,841,655    $(18,898,553)    (100,000)   $(312,500)    $20,809,177

Shares issued in private placement     285,258      2,853        242,655                                                   245,508

Issuance of shares for services
   Provided                             20,833        208         24,792                                                    25,000

Net loss                                                                     (11,972,547)                              (11,972,547)
                                    ----------   --------    -----------    ------------     --------    ---------     -----------
Balance at December 31, 2002        18,163,553   $181,636    $40,109,102    $(30,871,100)    (100,000)   $(312,500)     $9,107,138

Options issued to settle lawsuit                                  77,220                                                    77,220

Options issued for services                                      448,500                                                   448,500

Net loss                                                                    (10,964,062)                               (10,964,062)
                                    ----------   --------    -----------    ------------     --------    ---------     -----------
Balance at December 31, 2003        18,163,553   $181,636    $40,634,822    $(41,835,162)    (100,000)   $(312,500)    $(1,331,204)
                                    ==========   ========    ===========    =============    =========   ==========    ============

The accompanying notes are an integral part of this statement.

                   BrandPartners Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2003, 2002 and 2001


                                                                                 2003          2002            2001
                                                                          ------------    ------------    ------------
Cash flows from operating activities of continuing operations
  Net loss from continuing operations                                     $(10,964,062)   $ (4,802,962)   $ (5,303,799)
  Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities:
      Depreciation and amortization                                            919,919         889,875       3,521,629
      Amortization of discount on notes payable                                 67,344         410,646         294,608
      Loss on disposal of fixed assets                                          18,340            --            13,691
      Bad debt provision (recovery)                                             72,370          17,194         (63,562)
      Non-cash compensation                                                    860,720         310,000       1,114,557
      Put warrant (gain) loss                                                  164,053        (384,143)        102,147
      Allowance for obsolete inventory                                         317,849          (7,575)        (15,934)
      Options issued below fair market value                                   135,000            --              --
      Loss on write-down of securities                                            --              --           120,000
      Loss on sale of assets                                                    41,972          36,005            --

      Changes in operating assets and liabilities
         Accounts receivable                                                 1,447,452      (1,090,453)      2,338,074
         Costs and estimated earnings in excess of billings                  4,433,646      (2,853,785)     (2,313,011)
         Inventories                                                           816,040         378,753         872,943
         Prepaid expenses and other current assets                             265,032        (529,158)        (58,758)
         Other assets                                                           (5,006)       (164,092)       (766,925)
         Accounts payable and accrued expenses                              (5,145,900)      5,890,720      (2,104,333)
         Other liabilities                                                     525,354         741,370         401,974
         Billings in excess of costs and estimated earnings                  5,216,875         723,062      (1,492,721)
         Interest payable - long term                                          217,729          (9,707)        256,658
         Income taxes                                                        1,208,420      (1,103,931)        573,337
                                                                          ------------    ------------    ------------
       Net cash  provided by (used in) operating activities of
         continuing operations                                                 613,147      (1,548,181)     (2,509,425)
                                                                          ------------    ------------    ------------
Cash flows from investing activities of continuing operations
  Acquisition of equipment                                                    (415,627)       (545,734)       (574,741)
  Proceeds from disposition of discontinued operations and other assets         30,061       2,008,995       2,075,350
  Acquisition of Willey Brothers, net of cash acquired                            --              --       (14,694,926)
  Loan to officers                                                                --           (78,000)           --
  Purchase of marketable securities                                               --              --           (90,000)
                                                                          ------------    ------------    ------------
       Net cash (used in) provided by investing activities of
         continuing operations                                                (385,566)      1,385,261     (13,284,317)
                                                                          ------------    ------------    ------------
Cash flows from financing activities of continuing operations
  Borrowings (repayments) on credit facility, net                             (333,559)      2,857,648       1,142,352
  Proceeds from long-term debt                                                    --              --        13,000,000
  Proceeds from short-term debt                                                350,000            --              --
  Proceeds from sale of common stock                                              --           245,508       2,866,526
  Proceeds from exercise of options/warrants                                      --              --           150,000
  Proceeds from sale of preferred stock                                           --              --         4,125,000
  Repayment of long-term debt                                               (2,044,800)     (5,029,268)     (1,267,651)
  Repayment of loan to officers                                                 46,800          31,200            --
                                                                          ------------    ------------    ------------
       Net cash provided by (used in) financing activities of
         continuing operations                                              (1,981,559)     (1,894,912)     20,016,227
                                                                          ------------    ------------    ------------
       NET INCREASE (DECREASE) IN CASH                                      (1,753,978)     (2,057,832)      4,222,485

Cash and cash equivalents, at beginning of year                              2,167,924       4,225,756           3,271
                                                                          ------------    ------------    ------------
Cash and cash equivalents, at end of year                                 $    413,946    $  2,167,924    $  4,225,756
                                                                          ============    ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for
      Interest                                                            $    870,656    $  1,251,352    $  1,063,873
                                                                          ============    ============    ============
      Taxes                                                               $          0    $    263,888    $    481,424
                                                                          ============    ============    ============

The accompanying notes are an integral part of these statements.

                   BrandPartners Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

      BrandPartners Group, Inc. operates through its wholly-owned subsidiary, Willey Brothers, Inc. ("Willey Brothers"), acquired on January 16, 2001. Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs, throughout the United States. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Principles of Consolidation

            The consolidated financial statements include the accounts of BrandPartners Group, Inc., its wholly-owned subsidiary, Willey Brothers, from January 16, 2001, and iMapData through October 31, 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

      2.    Revenue Recognition

            Willey Brothers records sales on its long-term contracts on a percentage-of-completion basis, based upon actual costs incurred to date on such contracts. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to the percentage-of-completion. Costs and estimated earnings in excess of billings represent unbilled charges on long-term contracts consisting of amounts recognized but not billed at December 31. Such billings are generally made and collected in the subsequent year. Billings in excess of costs and estimated earnings represent billed charges on long-term contracts consisting of amounts not recognized but billed at December 31 (see Note "F").

            Revenue from short-term contracts is recognized when the product is shipped and/or the service is rendered.

      3.    Cash and Cash Equivalents

            The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE B (Continued)

      4.    Inventories

            Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at December 31, 2003 and 2002.

                                                2003          2002
                                                ----          ----

                  Finished Goods             $628,832      $1,560,822
                  Raw Materials               329,866         534,740
                  Work-in-Process              10,322           7,347
                                             --------      ----------
                                             $969,020      $2,102,909
                                             ========      ==========

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

      6.    Goodwill and Deferred Financing Costs

            Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis over ten years through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" (see Note "C").

            Deferred financing costs are being amortized on a straight-line basis over 5 - 7 years, the life of the related debt.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE B (continued)


      7.    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
            Of

            The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See Note "B-17")

      8.    Warranty Costs

            Estimated future warranty costs are provided for in the period of sale for products under warranty based upon past experience. Accrued warranty costs at December 31, 2003 and 2002 were approximately $71,000 and $47,000, respectively, and are included in accounts payable and accrued expenses.

      9.    Income Taxes

            As part of the process of preparing the BrandPartners consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from different treatment of items. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must then look at the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance (see Note "I").

      10.   Fair Value of Financial Instruments

            The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

                  Cash, cash equivalents and short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

                  Long-term debt: The carrying value approximates fair value based on current rates offered to the Company for similar debt.

                  Derivative  financial  instruments:   The  carrying  value  is
                  re-measured at each balance sheet date based on the fair value of these instruments.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

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

      12.   Income (Loss) Per Share

            Basic and diluted income (loss) per share are computed using the weighted-average number of shares of common stock outstanding during the period. When applicable, diluted income per share is computed using the weighted-average number of shares of common stock, adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, warrants and convertible securities. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive.

            Potential common shares which are antidilutive and therefore excluded from the computation of basic and diluted loss per share, consisting of stock options, warrants and convertible debt, were 7,845,000, 2,650,000 and 7,055,764 for the years ended December 31,
            2003, 2002 and 2001, respectively.

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

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE B (continued

            On April 23, 2001, and in conjunction with obtaining the Company's credit facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. Accordingly, the Company designated the interest rate cap having an aggregate notional amount of $4 million as a cash flow hedge as defined under SFAS No. 133. The contract matures on January 22, 2004. As of December 31, 2003, 2002 and 2001, the fair value of the agreement was immaterial.

      14.   Concentration of Credit Risk

            Financial instruments that subject the Company to credit risk primarily consist of accounts receivable and costs and estimated earnings in excess of billings (see Note "F"). Willey Brothers customer base primarily consists of U.S. financial institutions. Management does not believe that significant credit risk exists in connection with the Company's concentration of credit at December 31, 2003.

      15.   Stock-Based Compensation

            The  Company  has  elected  to follow  Accounting  Principles  Board
            Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123, using the assumptions described in Note "K":


                                                         Years ended December 31,
                                              ---------------------------------------------
                                                   2003            2002             2001
                                                   ----            ----             ----
             Net loss applicable to common
               stockholders
                 As reported                  $(10,964,062)   $(11,972,547)   $ (9,489,559)
                 Pro forma                     (13,327,750)    (12,769,250)     (9,704,336)

             Weighted-average shares
               outstanding
                 Basic and diluted              18,468,553      18,437,942      13,951,398

             Net loss per share
                 As reported                        $(0.59)         $(0.65)         $(0.68)
                 Pro forma                          $(0.72)         $(0.69)         $(0.70)

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE B (continued)

            Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Under EITF No. 96-18, as amended by EITF No. 00-23, "Issues Related to the Accounting for Stock Compensation" under APB No. 25 and FASB Interpretation No. 44, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

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

      18.   Recently Issued Accounting Standards

            In December 2003, the Financial Accounting Standards Board's ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132R"). SFAS 132R revises the disclosures for pension plans and other post retirement benefit plans. The adoption of this statement does not impact the Company's historical or present financial statements.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE B (continued)

            In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial position.

            In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and thus, improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

            In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Subsequently, FASB Staff Position 150-3 indefinitely deferred certain classification and measurement requirements of SFAS No. 150. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS No.150 had no effect on the Company's financial position, results of operations, or cash flows.

            In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-based Compensation, Transition and Disclosure". SFAS No 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements. The Company modified its disclosures in its quarterly reports commencing with the quarter ended March 31, 2003, as provided for in the new standard.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001


NOTE B (continued)

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

            In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its financial statements. Disclosures required by FIN 45, if any, are included in the accompanying financial statements.

            In November 2002, the EITF reached a consensus on EITF No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer". EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF No. 02-16 apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's consolidated financial statements.


            In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE B (continued)

            fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company does not expect the provisions of EITF 00-21 to have a material impact on the Company's consolidated financial statements.

      19.   Accounts Receivable

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

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE C (continued)

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

            o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and,

            o All acquired goodwill must be assigned to reporting units for purposes of impairment of impairment testing and segment reporting.

      On January 1, 2002, the Company adopted SFAS No. 142, and accordingly, stopped amortizing goodwill. During the first quarter of 2002 the Company had an evaluation of its goodwill performed, under SFAS No. 142, with no resulting impairment indicated.

      Net loss and basic and diluted loss per share for the twelve months ended December 31, 2003, 2002 and 2001 are set forth below as if goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of the previously reported net loss and loss per share represents the amortization of goodwill.


Reconciliation of net loss and loss per share


                                                     Twelve Months Ended December 31,
                                              ---------------------------------------------
                                                   2003             2002           2001
                                                   ----             ----           ----
Net loss:
Reported loss from continuing operations      $(10,964,000)   $ (4,803,000)   $ (5,304,000)
Beneficial conversion on preferred stock              --              --        (2,475,000)
Add back goodwill amortization, net of tax            --              --         2,738,000
Reported loss from discounted operations              --        (7,170,000)     (1,711,000)
                                              ------------    ------------    ------------
Adjusted net loss applicable to common
  stockholders                                $(10,964,000)   $(11,973,000)   $ (6,752,000)
                                              ============    ============    ============
Loss per share - basic and diluted:

Reported loss from continuing operations      $      (0.59)   $      (0.26)   $      (0.38)
Beneficial conversion on preferred stock              --              --      $      (0.18)
Add back goodwill amortization, net of tax            --              --      $       0.20
Reported loss from discontinued operations            --      $      (0.39)   $      (0.12)
                                              ------------    ------------    ------------
Adjusted net loss per share applicable to
common stockholders                           $      (0.59)   $      (0.65)   $      (0.48)
                                              ============    ============    ============
Weighted average shares - basic and diluted     18,469,000      18,438,000      13,951,000
                                              ============    ============    ============

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

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
                                                                 ===========

      Accumulated  amortization  at December 31, 2001 was  $2,738,265  (see Note
      "C").

      The terms of the acquisition also provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005. The aggregate maximum amount of contingent consideration is $1,200,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey's compliance with certain reporting and covenant requirements. The amounts paid for contingent consideration will increase expense rather than goodwill, in the years earned, since payments are automatically forfeited if employment of the former shareholders of Willey Brothers terminates. The Company recorded a liability as of December 31, 2001 of $500,000. A liability for 2003 and 2002 has not been recorded as the requirements of the earn-out were not met. A liability for the remaining contingent consideration has not been recorded as the outcome of the contingency is not determinable beyond a reasonable doubt. Pursuant to an agreement with the Company's commercial lender, and consented to by the former shareholders of Willey Brothers, no payments in respect of the earn-out can be made until all of the obligations are repaid, in full, to the commercial lender (see Note "G").

     On January 20, 2004, the Company entered into an agreement with the former shareholders of Willey Brothers (The "Agreement"), whereby if certain conditions are met all accrued and unpaid obligations under the Earn-Out shall be forgiven and no further Earn-Out obligation shall accrue (see Note "U").

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE D (continued)

      Unaudited pro forma operating results for twelve months ended December 31, 2001, for the Company, assuming the acquisition of Willey Brothers occurred on January 1, 2001, are as follows:

                                                                  2001
                                                              -----------
        Revenues                                              $40,750,000
        Loss from continuing operations                         5,687,000
        Beneficial conversion on preferred stock
            (see Note L)                                        2,475,000
        Loss from discontinued operations                       1,711,000

        Basic and diluted loss per share:
            Continuing operations                                $(0.59)
            Discontinued operations                               (0.12)
                                                                  ------

                                                                 $(0.71)

      In 2001 goodwill was amortized on a straight-line basis over a ten-year period for Willey Brothers (see Note "B-6"). Beginning January 1, 2002 the Company stopped amortizing goodwill in conformance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note "C").


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

NOTE E - PROPERTY AND EQUIPMENT

      Property and equipment and related accumulated depreciation are as follows:

                                                          2003          2002
                                                      -----------    ----------
            Computer equipment and software           $ 1,741,649    $1,272,775
            Furniture, fixtures and other equipment       487,428       494,337
            Leasehold improvements                        414,132       405,256
            Construction in Progress                      222,128       325,423
                                                      -----------    ----------
                                                        2,865,337     2,497,791
            Less accumulated depreciation              (1,378,786)     (897,376)
                                                      -----------    ----------
                                                      $ 1,486,551    $1,600,415
                                                      ===========    ==========

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE E (continued)

      Depreciation expense was $511,151, $515,546 and $415,712 for the years ended December 31, 2003, 2002 and 2001, respectively.


NOTE F - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

      The following is a summary of costs and estimated earnings on uncompleted contracts in comparison to billings at December 31, 2003 and 2002:

                                                         2003           2002
                                                     -----------    -----------
      Branch planning, design and construction
        costs
          Costs and estimated earnings to date       $   790,904    $ 4,936,612
          Billings to date                              (372,542)      (112,659)
                                                     -----------    -----------
                                                         418,362      4,823,953
                                                     -----------    -----------
      Fixture and Point of Sale sales and
        installment Contracts
          Costs and estimated earnings to date         1,063,982      1,351,919
          Billings to date                            (5,960,693)    (1,003,700)
                                                     -----------    -----------
                                                      (4,896,711)       348,219
                                                     -----------    -----------
                                                     $(4,478,349)   $ 5,172,172
                                                     ===========    ===========

      The  accompanying   consolidated  balance  sheets  include  the  following
      captions at December 31:

                                                         2003          2002
                                                     -----------    -----------
      Costs and estimated earnings in
        excess of billings                           $ 1,854,886    $ 6,288,532
      Billings in excess of costs and
        estimated earnings                            (6,333,235)    (1,116,360)
                                                     -----------    -----------
                                                     $(4,478,349)   $ 5,172,172
                                                     ===========    ===========

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE G - LOAN PAYABLE TO BANK AND REVOLVING CREDIT FACILITY

On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrues, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. The interest rate in effect on December 31, 2003 was 6.25% for the term loan and 6.25% for the revolving credit facility. As of December 31, 2003, the outstanding balances under the term loan and the revolving credit facility were $541,045 and $3,666,441, respectively. As amended on November 28, 2003 (the "Ninth Amendment"), the facility was extended to December 31, 2004. The Amendment continues to require weekly prepayments of principal on the term loan until January 2, 2004, at which time repayment in full of the balance of the term loan was made. In addition, On January 2, 2004, the $6,000,000 revolving credit facility will be divided into a $4,000,000 New Term Loan and a $2,000,000 Revolving Credit Facility, with no limitations as to availability, and eliminates the LIBOR option and provides for interest at the banks Base Rate plus an applicable margin. Commencing March 1, 2004, the Amendment mandates monthly prepayments of principal on the New Term Loan. The Amendment also allows the repayment of the Seller Notes with cash infused as equity (see Note "U"). The facility has also been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002 and March 18, 2003 and by a letter agreement dated February 12, 2003. The March 18, 2003 Amendment extended the expiration of the facility to August 22, 2003, extended the payment terms for the amendment fee and required additional pre-payments of principal. The various amendment and waivers waived certain financial covenants for the remainder of the term, required the payment of amendment fees, limited the availability under the credit facility and restricted the payments of certain other obligations. The September 25, 2002 Amendment increased the availability under the revolving credit facility and extended the payment terms for the amendment fee. The December 20, 2002 Amendment permanently applied $4,000,000 of cash, restricted by the March 29, 2002 Amendment and Waiver
Agreement, to the term loan and extended the payment terms for the amendment fee. The February 12, 2003 letter agreement re-extended the payment terms for the amendment fee. Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The facility is guaranteed by the Company. Total amendment fees and expenses of approximately $857,000 have been expensed in the year ended December 31, 2002. At December 31, 2003 and 2002 the Company had a liability for such fees of $580,000.

      The maturities on the term loan payable at December 31, 2003 are as follows:

           Year Ending December 31,
           ------------------------
                     2004                       $541,045
                                                ========

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE H - NOTES AND INTEREST PAYABLE

      Notes and interest payable consist of the following at December 31, 2003 and 2002:

                                                         2003           2002
                                                    -----------    -----------
            Notes payable (1) (2)                   $14,500,000    $14,500,000
            Discount on notes payable                  (232,360)      (299,704)
            Accrued interest payable                    464,680        246,951
            Less current maturities, net
              of discount                            (2,000,000)    (1,982,239)
                                                    -----------    -----------
                                                    $12,732,320    $12,465,008
                                                    ===========    ===========

      Notes  payable of  $14,500,000  consists of the  following  at December 31
      2003:

      (1) Two subordinated convertible promissory notes totaling $7,500,000, and two convertible promissory notes, totaling $2,000,000 (collectively the "Seller Notes"). The $7.5 million notes bear interest at LIBOR plus 150 basis points and provide for quarterly interest payments and quarterly interest reset dates. The notes are convertible into common stock of the Company incrementally on the first four anniversaries of the issuance date at $4.00 per share at the option of the Company or the note-holder. The principal and any accrued interest are due in one payment on October 11, 2007. The interest rate in effect for these notes as of December 31, 2003 was 2.65%. The $2.0 million notes bear interest at 11% per annum and provide for quarterly principal payments. The remaining principal and accrued interest were due in one payment on October 11, 2003. The notes are convertible into common stock of the Company, at the option of the note-holder, at $3.00 per share. The aggregate beneficial conversion of the $2.0 million notes of $666,667 has been accounted for as a debt discount and has been recorded as interest expense over the term of the notes. Pursuant to an agreement with the note-holders, all payments required to be made under each of the Seller Notes for the first three quarters of 2001 were deferred until the end of the term, the maturity date on the $2.0 million notes was extended to October 11, 2003 from January 11, 2003 and the maturity date on the $7.5 million notes was extended to October 11, 2007 from January 11, 2007. Pursuant to an Amendment and Waiver Agreement dated March 29, 2002, with the commercial lender and consented to by the note-holders, no payments in respect of the Seller Notes can be made until all of the obligations are repaid, in full, to the commercial lender, except as permitted by the November 28, 2003 Amendment (see Note "G").

      On January 20, 2004, the Company entered into a new agreement with the former shareholders of Willey Brothers (the "Agreement") providing for, among other things, the cancellation and forgiveness of certain debt upon the occurrence of certain events (see Note "U").

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE H (Continued)

      Current maturities consist of the following at December 31, 2003 and 2002:

                                               2003           2002
                                            ----------    ----------
            Seller notes                    $2,000,000    $1,982,239
            Term loan (Note H)                 541,045     2,499,045
            Capital lease liability              1,539        86,799
                                            ----------    ----------
                                            $2,542,584    $4,568,083
                                            ==========    ==========

      (2) A subordinated promissory note in the principal amount of $5,000,000 issued to a third party. The note bears interest at 16% per annum, 12% payable quarterly in cash and 4% added to the unpaid principal quarterly (the "PIK Amount"). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. The Company has received a waiver from such certain financial covenants through December 31, 2004. On January 7, 2004 the Original Note was amended by Amendment No. 1 to Note. The Amendment provides for a reduction of the interest rate, commencing on January 1, 2004 through December 31, 2005, to 10% per annum, of which 8% per annum shall be paid in cash on each interest payment date and 2% added to the unpaid principal quarterly (the "PIK Amount"). In exchange for the waiver and two year interest rate reduction the Company issued a common stock purchase warrant to purchase 250,000 shares of common stock of the Company at $0.26 per share. (See Note "U")

      Concurrently and in connection with the issuance of the note, BrandPartners Group, Inc. issued a common stock purchase warrant (the "Put Warrant") to purchase 405,000 shares of common stock of the Company at $0.01 per share. The Put Warrant expires October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria set forth in the warrant agreement. The relative fair value of the Put Warrant totaling $338,000 on the date of the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the Put Warrant has been recorded. Changes to the future fair value of the Put Warrant are recorded in accordance with SFAS No. 133 and charged or credited to other gain or loss. At December 31, 2003 and 2001 the Company recorded put warrant losses of $164,000 and $102,000, respectively and recorded a put warrant gain of $384,000 at December 31, 2002. At December 31, 2003, 2002 and 2001 the Company had a liability of approximately $220,000, $56,000 and $440,000, respectively, related to the Put Warrant. In consideration for the extension of an interest payment due date, on September 30, 2003, the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at $0.24 per share, the closing price of the Company's common stock on the date of issue, on the same terms as the Put Warrant.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE H (continued)

      Pursuant to a letter agreement dated October 9, 2002 between the note-holder and Willey Brothers, the note-holder waived its rights to demand immediate payment of the subordinated promissory note and to put the warrants to Willey Brothers, which rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer.

NOTE I - INCOME TAXES (BENEFIT)

      The (benefit) provision for income taxes for the year ended December 31, 2002 and 2001 is as follows:

                                            2002             2001
                                       -----------       -----------
            Current
                Federal                $(1,208,420)      $      --
                State                       63,155           186,890
                                       -----------       -----------
                                        (1,145,265)          186,890
                                       -----------       -----------
            Deferred
                Federal                     80,600              --
                State                       78,400              --
                                       -----------       -----------
                                           159,000              --
                                       -----------       -----------
                                       $  (986,265)      $   186,890
                                       ===========       ===========

      The following table presents the principal reasons for the difference between the effective income tax rate and the U.S. federal statutory income tax rates at December 31, 2003, 2002 and 2001.

                                                 2003        2002        2001
                                                 ----        ----        ----
      U.S. federal statutory rate               (34.0)%     (34.0)%     (34.0)%
      Permanent differences                        .3        23.1        15.3
      Change in valuation allowance              39.6         3.9        22.0
      State taxes, net of federal benefit        (5.9)       (1.5)       (1.3)
      Other                                        --          .9         1.0
                                                 ----        ----        ----
                                                  0.0%       (7.6)%       3.0%
                                                 ====        ====        ====

      The Company and its subsidiary generated losses for income tax purposes of approximately $9,700,000 $4,800,000 and $1,364,000 for the years ended December 31, 2003, 2002 and 2001, respectively and capital losses of $487,000 for the year ended December 31, 2001. The capital loss was fully utilized in 2002. For the year ending December 31, 2002, the Company carried back approximately $3.6 million of Willey Brothers taxable loss, receiving an income tax refund in 2003 of approximately $1.2 million.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE I (continued)

      Significant components of the Company's net deferred tax assets at December 31, 2003 and 2002 are as follows:

                                                   2003              2002
                                               -----------       -----------
      Deferred tax assets-net:
          Net operating loss carryfowards      $ 6,838,000       $ 3,040,000

          Property and equipment                  (124,800)         (105,200)
           Warranty reserve                         28,600            18,800
           Stock options                           525,100           314,800
          Allowances for receivables                74,500            45,600
          Inventory allowance                      144,300            17,200
          Bonus accrual                             60,000               -0-
          Put warrant liability                     88,100            22,500
          Vacation reserve                          93,100            90,700
                                               -----------       -----------
          Deferred tax assets-net, before
            valuation allowance                  7,726,900         3,444,400

      Deferred tax liabilities:
          Valuation allowance                   (7,726,900)       (3,444,400)
                                               -----------       -----------
      Deferred income tax asset, net           $        -0-      $        -0-
                                               ===========       ===========

      At December 31, 2003, the Company has net operating loss carryforwards of approximately $17.1 million, which expire at various dates through 2023, available to offset future taxable income. At December 31, 2003, the Company had a deferred tax asset amounting to approximately $7.7 million. The deferred tax asset consists primarily of net operating loss carryforwards and has been fully offset by a valuation allowance of the same amount. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. The balance of the deferred tax asset at December 31, 2003 represents timing differences between book income and taxable income. Approximately $834,000 of the estimated net operating loss carryforwards available at December 31, 2003 will expire in 2004.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001



NOTE J - CONCENTRATIONS

      Significant Customers

      For the twelve months ended December 31, 2003 one customer accounted for approximately 16% of the Company's revenues. For the twelve months ended December 31, 2002 one customer accounted for approximately 14% of the Company's revenues. For the twelve months ended December 31, 2001, three customers accounted for approximately 15%, 11% and 10% of the Company's revenues.

      Concentration of Credit Risk

      The Company maintains its cash and cash equivalents with major financial institutions. The balances at December 31, 2003 exceed federally insured limits. The Company performs periodic evaluations of the relevant credit standings of these financial institutions in order to limit the amount of credit exposure.

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

      Private Placement of Equity

      During the fourth quarter of 2001 and the first quarter of 2002, the Company issued shares and warrants in a private placement offering. The offering was completed on February 5, 2002. During the year ended December 31, 2001, the Company received net proceeds of $2,976,250 and issued 2,702,268 shares of common stock and common stock purchase warrants to acquire an additional 4,728,959 shares of the Company's common stock at various prices ranging from $1.056 to $3.00 per share. During 2002, the Company received additional net proceeds from the offering of $311,800 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company's common stock at various prices ranging from $1.152 to $3.00 per share. The warrants are exercisable until November 30, 2006. The proceeds were used for working capital purposes. Also, see Note "U".

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE K (continued)

      Stock Options

      During 2001, the shareholders approved the Company's 2001 Incentive Stock Plan. The plan provides for the reservation and issuance of up to 5,000,000 shares of common stock, subject to future stock splits, stock dividends, reorganizations and similar events. The exercise price of incentive stock options may not be less than the fair market value on the date of grant. The plan provides for options to be granted to officers, directors, and employees of the Company. During the years ended December 31, 2003, 2002 and 2001, the Company granted 1,720,000, 2,017,815, and
      50,000 stock options, respectively, to officers, directors and employees under the plan.

      The Company has also issued stock options to certain individuals and companies under letter agreements. During the years ended December 31, 2003 and December 31, 2001, options to purchase 6,425,000 shares and 567,045 shares, respectively, of the Company's common stock were issued under such agreements.

      The options granted have an exercise price at least equal to the fair value of the Company's stock, (except for options issued to two directors and a consultant below fair value-see Note "K") and expire at various times through 2010. The options granted vest immediately, after one year or over a two or five year period.

      A summary of the activity at December 31 is as follows:


                                                                Weighted-Average
                                             Warrants/Options    Exercise Price
                                             ----------------    --------------

      Outstanding at  January 1, 2001           6,383,500           $ 6.02
      Granted                                     617,045             2.14
      Exercised or Forfeited                     (150,000)           (1.00)
                                               ----------           ------
      Outstanding - December 31, 2001           6,850,545           $ 5.80
       Granted                                  2,333,228             1.06
       Exercised or Forfeited                    (317,913)           (1.09)
                                               ----------           ------
      Outstanding - December 31, 2002           8,865,860           $ 4.72
       Granted                                  8,145,000             0.25
       Exercised or Forfeited                    (176,897)           (2.06)
                                               ----------           ------
      Outstanding - December 31, 2003          16,833,963           $ 2.58
                                               ==========           ======

      Weighted-average  fair value of
        options and warrants  granted
        during the year:

                  December 31, 2001             $2.08
                                                =====
                  December 31, 2002             $0.92
                                                =====
                  December 31, 2003             $0.20
                                                =====

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE K (continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: (1) average expected volatility of 194.89%, 125.88% and 119.045%, (2) average risk-free interest rates of 3.04%, 4.69% and 3.77%, and (3) expected lives of five years for the years ended December 31, 2003 and 2001 and five and eight years for year ended December 31, 2002.

      The following table summarizes information concerning outstanding and exercisable options and warrants that were granted at the fair market value on the date of grant (see Note "K"), at December 31, 2003.


                                                Outstanding       Outstanding                           Exercisable
                              Outstanding        weighted-         weighted-          Exercisable        weighted-
                                 As of            average           Average              as of            average
           Range of          December 31,        remaining         Exercise          December 31,        exercise
       exercise price            2003          life (years)          price               2003              price
       --------------        ------------      ------------        ---------         ------------       ------------
       $0.43 - $  6.06        3,033,500             1.06           $  0.68             3,033,500         $  0.68
       $2.75 - $14.50         3,200,000             1.28             11.35             3,200,000           11.35
       $0.92 - $ 4.63           510,545             1.32              1.99               478,145            1.97
       $0.76 - $ 1.07         1,944,918             3.42              1.06             1,796,984            1.07
       $0.12 - $ 0.45         8,145,000             4.65              0.25             6,787,500            0.25
                             ----------             ----             -----            ----------           -----
                             16,833,963             3.12             $2.58            15,296,129           $2.81
                             ==========             ====             =====            ==========           =====

      Common stock and options to purchase common stock, of the Company, issued for services during the years ended December 31, 2003, 2002 and 2001 are as follows:

      On January 19, 2004, the Company entered into a Surrender Agreement with its Landlord for certain consideration including 500,000 shares of the Company's common stock. The Company charged other expense $275,000, which is included in long term liabilities at December 31, 2003. In 2004 the shares were issued to the landlord.

      On December 19, 2003 the Company issued an option to purchase 250,000 shares of the Company's common stock to a consultant who provides services to the Company. The option was valued at $185,000. The transaction was accounted for by charging consulting expense and crediting additional-paid-in-capital.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE K (continued)

      On October 15, 2003, the Company issued options to purchase an aggregate of 800,000 shares of the Company's common stock to two directors of the Company below the market value of the company's stock on that date. The transaction was accounted for by charging directors fees $80,000 and crediting additional-paid-in-capital.

      On October 8, 2003, the Company issued an option to purchase 200,000 shares of the Company's common stock to a law firm that provides legal services to the Company. The option has a Black-Scholes valuation of approximately $36,000. The transaction was accounted for by charging legal expense and crediting additional-paid-in-capital.

      On October 8, 2003, the Company issued options to purchase an aggregate of 750,000 shares of the Company's common stock to two consultants in consideration for services provided to the Company. The options have a
      Black-Scholes valuation of approximately $135,000. The transaction was accounted for by charging consulting expense and crediting additional-paid-in-capital.

      On May 12, 2003, the Company issued an option to purchase 300,000 shares of the Company's common stock to Rebot Corporation in settlement of a lawsuit against the Company. The options have a Black-Scholes valuation of approximately $77,220. The transaction was accounted for by charging other expense and crediting additional-paid-in-capital.

      On January 30, 2003, the Company issued an option to purchase 125,000 shares of the Company's common stock to a consultant in consideration for services to be provided to the Company and its subsidiary during 2003. The options have a Black-Scholes valuation of approximately $12,500. The transaction was accounted for by charging consulting expense and crediting additional-paid-in-capital.

      On January 17, 2002 the Company issued 20,833 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $25,000. The transaction was accounted for by charging officers salary and crediting common stock and additional-paid-in-capital.

      On January 16, 2001, in connection with the purchase of Willey Brothers, the Company issued an aggregate of 50,000 shares of common stock to two Willey Brothers' employees. The shares were valued at $4.00 per share. The transaction was accounted for by charging salary expense and crediting common stock and additional-paid-in-capital.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE K (continued)

      On February 12, 2001, the Company issued 43,000 shares of common stock to a consultant who provided services in connection with the sale of the Company's Class A Convertible Preferred Stock. The shares were valued at $3.125 per share. Common stock was increased and a net decrease to additional-paid-in-capital recorded.

      On April 6, 2001, the Company issued 25,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share. The transaction was accounted for by charging consulting expense and crediting common stock and additional-paid-in-capital.

      On July 2, 2001, the Company issued 10,000 shares of common stock to a consultant who provides services to the Company. The shares were valued at $2.50 per share. The transaction was accounted for by charging consulting expense and crediting common stock and additional-paid-in-capital.

      On July 3, 2001, the Company issued an option to purchase 100,000 shares of the Company's common stock to a consultant in connection with a consulting agreement that expired December 31, 2001. The options have a Black-Scholes valuation of approximately $190,000. The transaction was accounted for by charging consulting expense and crediting additional-paid-in-capital.

      On July 3, 2001, the Company issued an option to purchase 300,000 shares of the Company's common stock to a consultant in connection with a consulting agreement with a term of one year. The options have a Black-Scholes valuation of approximately $570,000. The transaction was accounted for by charging prepaid expense and crediting additional-paid-in-capital. The prepaid expense was amortized over the term of the agreement.

      On September 26, 2001, the Company issued 112,500 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $0.97 per share. The transaction was accounted for by charging officers salary and crediting common stock and additional-paid-in capital.

      On October 22, 2001, the Company issued 55,556 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $.90 per share. Salary expense, common stock and additional paid-in capital were increased for the transaction.

      On November 6, 2001, the Company issued 5,264 shares of common stock to a law firm that provides legal services to the Company. The shares were valued at $3.03 per share. Legal expense, common stock and additional paid-in capital were increased for the transaction.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE L - EMPLOYEE BENEFIT PLANS

      The Company maintains a 401(k) profit-sharing plan for all eligible employees. Through a salary reduction program, the plan allows employee contributions on a pretax basis. There are no minimum corporate contributions required under the plan. The Company may make a discretionary matching contribution based on a percentage of participants' contributions. The Company may also make a discretionary profit-sharing contribution for the benefit of all eligible employees. Participants in the plan vest in Company contributions on a graduated scale over a five-year period. For the year ended December 31, 2003 the Company paid or accrued matching contributions of approximately $73,000. For the years ended December 31, 2002 and 2001, the Company did not accrue any discretionary matching or profit-sharing contributions.

NOTE M - COMMITMENTS AND CONTINGENCIES

      The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

      Employment Agreements

      The Company has an employment agreement with its chief executive officer, which expires on October 14, 2004. The agreement provides for an annual salary of $300,000, options to purchase 1,000,000 shares of the Company's common stock; 500,000 at $0.20 per share 500,000 at $0.30 per share, and severance payments, as defined in the agreement.

      Leases

      The Company has entered into various operating leases for the use of office space and equipment expiring at various dates through December 2006. The rental leases include provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.

      Future minimum rental commitments under all non-cancelable leases are as follows:

                                                     Commitments
                                                     -----------
        Years ending December 31,
            2004                                      $282,000
            2005                                       244,000
            2006                                       172,000
                                                      --------
                                                      $698,000
                                                      ========

      Rent and equipment leasing expense for the years ended December 31, 2003, 2002 and 2001 was $1,227,090, $1,394,952 and $1,222,160, respectively.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE M (continued)

      On January 19, 2004 the Company entered into an agreement (the "Surrender Agreement") with its landlord for the termination of its lease at 777 Third Avenue. Under the terms of the Surrender Agreement the Company will pay to the landlord an aggregate of $800,000 and issue 500,000 shares of restricted common stock of the Company, with cost free piggyback registration rights, in exchange for the termination of its lease (see Note "U"). At December 31, 2003 the Company recorded a charge of $1,075,000 related to the termination of the lease. The terminated lease expired 12/31/2009 with minimum lease rentals of approximately $647,000 in 2004 and $671,000 annually thereafter, through 2009.

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

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

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

      A summary of operating results for iMapData, from the period January 1, 2002 through October 31, 2002 and for the year ended December 31, 2001, is as follows:

                                                         2002           2001
                                                     -----------    -----------
      Revenues                                       $ 2,091,000    $ 1,971,000
                                                     -----------    -----------
      Cost and expenses
           Cost of revenues                            1,467,000      1,558,000
           Selling, general and administrative
             expenses                                  1,336,000      2,525,000
                                                     -----------    -----------
                                                       2,803,000      4,083,000
                                                     -----------    -----------
      Operating loss                                    (712,000)    (2,112,000)

           Interest income                                 8,000         36,000
                                                     -----------    -----------
        Loss before change in accounting principle      (704,000)    (2,076,000)
          Change in accounting principle                 186,000           --
                                                     -----------    -----------
      Loss from operations before minority interest  $  (890,000)   $(2,076,000)
      Minority interest                                  323,000        365,000
                                                     -----------    -----------
      Loss from operations                              (567,000)    (1,711,000)
      Loss on disposal of discontinued operation      (6,603,000)          --
                                                     -----------    -----------
      Net loss from discontinued operations          $(7,170,000)   $(1,711,000)
                                                     ===========    ===========

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION

      The following non cash financing and investing activities are excluded from the Statement of Cash Flow for the year ended December 31, 2001:

      On January 16, 2001, the Company issued an aggregate of 1,512,500 shares of common stock to the former shareholders of Willey Brothers, Inc. in partial payment for the purchase of Willey Brothers. The shares were valued at $4.00 per share.

      On September 26, 2001, the Company issued an aggregate of 83,334 shares of common stock in partial consideration for the purchase of various assets of the Commonwealth Group by Willey Brothers. The shares were valued at $.97 per share.


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

      On April 3, 2002, the note of one of the officers was repaid in full with interest. The due date on the remaining note was extended to December 31, 2003 and on that date the note was repaid in full with interest.

NOTE T - SHORT TERM DEBT

      On November 7, 2003, the Company executed two promissory notes payable to third parties for the aggregate amount of $350,000. The notes bear interest at 5% per annum and are payable on demand. The proceeds from the notes were used for working capital purposes. In 2004 the Company issued 1,750,000 shares of the Company's common stock in settlement of the debt.

                   BrandPartners Group, Inc. and Subsidiaries

                        December 31, 2003, 2002 and 2001

NOTE U - SUBSEQUENT EVENTS

      A.) On January 20, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock of the Company. The proceeds from the private placement were used to reduce certain debt and obligations as described below and repay the balance of the term loan. The balance of the proceeds will be used for working capital purposes.

      1.) On January 20, 2004, in conjunction with the private placement, the Company entered into a new agreement with the former shareholders of Willey Brothers (the "Agreement") providing for, among other things, the cancellation and forgiveness of certain debt. Upon payment of $1.0 million, concurrent with the signing of the Agreement, two new 24-Month Notes were issued, each in the amount of $500,000, payable to the former shareholders of Willey Brothers, and the $7.5 million Seller Notes were cancelled and forgiven along with all accrued unpaid interest on the notes of approximately $844,000. The balance of the 24-Month Notes is to be repaid in two equal installments of $500,000 each on April 15, 2004 and July 15, 2004. Upon payment in full of the 24-Month Notes the $2.0 million Seller Notes and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at December 31, 2003) will be cancelled and forgiven and the accrued unpaid earn-out of $500,000 will be forgiven and no further Earn-Out will accrue.

      2.) On January 19, 2004, in conjunction with the private placement, the Company entered into a Surrender Agreement with its Landlord for the termination of its Lease at 777 Third Ave, New York City. In exchange for the termination of its rights and obligations under the lease the Company agreed to pay to the Landlord an aggregate of $800,000 and issue to the Landlord 500,000 shares of restricted common stock of the Company with cost free piggyback registration rights. $500,000 of the fee was paid upon signing the Agreement. The balance of the fee is to be paid in three equal installments of $100,000 each on March 1, 2004, September 1, 2004 and March 1, 2005. The shares were valued at $0.55 per share. The payment due on March 1, 2004 was made. The terminated lease expires 12/31/2009 with minimum lease rentals of approximately $647,000 in 2004 and $671,000 annually thereafter, through 2009. At December 31, 2003, the Company recorded a charge of $1,075,000 related to the terminated lease.

      B.) On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum, 8% payable in cash quarterly and 2% added to the principal (the "PIK Amount").