Form 10-Q
period 2004-03-31
BRANDPARTNERS GROUP INC
filed 2004-05-17
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

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

                 10 Main Street, Rochester, New Hampshire 03839
                    (Address of Principal Executive Offices)

                                  603-335-1400

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

Yes X      No ____

Indicate by check mark whether the registrant is an accelerated filer.

Yes ____   No X

The number of shares of common stock outstanding on May 6, 2004 was 31,513,554.

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Balance Sheets
            March 31, 2004 (unaudited) and December 31, 2003................. 3

         Consolidated Statements of Operations (unaudited) for
            the Three Months Ended March 31, 2004 and 2003................... 5

         Consolidated Statements of Cash Flows (unaudited) for
            the Three Months Ended March 31, 2004 and 2003................... 6

         Notes to Consolidated Financial Statements.......................... 7

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 15

     Item 3.  Qualitative and Quantitative Disclosures
                About Market Risk............................................ 21

     Item 4.  Controls and Procedures........................................ 21

Part II - Other Information

     Item 5.  Other Information.............................................. 22

     Item 6.  Exhibits and Reports on Form 8-K............................... 23

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    BrandPartners Group, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                       ASSETS                         March 31, 2004    December 31, 2003*
                                                      --------------    ------------------
                                                       (unaudited)
Cash                                                    $ 1,071,750        $   413,946
Accounts receivable, net of allowance for
     doubtful accounts of $213,470 and $186,330
     respectively                                         6,877,380          5,956,610
Costs and estimated earnings in excess of billings        5,028,076          1,854,886
Inventories                                                 541,443            969,020
Prepaid expenses and other current assets                   236,462            541,635
                                                        -----------        -----------

         Total current assets                            13,755,111          9,736,097

Property and equipment, net of accumulated
     depreciation                                         1,493,278          1,486,551

Goodwill                                                 24,271,969         24,271,969

Deferred financing costs                                    278,623            304,126

Other assets                                                 29,046             34,911
                                                        -----------        -----------

         Total assets                                   $39,828,027        $35,833,654
                                                        ===========        ===========

*     Reclassified for comparative purposes

The accompanying notes are an integral part of these statements.

                    BrandPartners Group, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          March 31, 2004          December 31, 2003*
                                                                                 --------------          ------------------
                                                                                  (unaudited)
Current liabilities
     Revolving credit facility                                                    $         --              $  3,666,441
     Accounts payable and accrued expenses                                           8,916,693                 9,345,621
     Billings in excess of cost and estimated earnings                               7,867,441                 6,333,235
     Bank Term Loan                                                                  3,930,000                   541,045
     Current maturities, long term debt                                                     --                 2,000,000
     Short term debt                                                                 1,754,596                   350,000
     Other current liabilities                                                              --                 1,600,848
                                                                                  ------------              ------------

         Total current liabilities                                                  22,468,730                23,837,190
                                                                                  ------------              ------------

Long term debt, net of current maturities                                            5,481,125                13,327,668
                                                                                  ------------              ------------

Stockholders' equity (deficit)
     Preferred stock, $.01 par value; 20,000,000 shares
         authorized; none outstanding                                                       --                        --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; issued 31,063,554 and 18,163,553                                  310,636                   181,636
     Additional paid in capital                                                     43,675,822                40,634,822
     Accumulated deficit                                                           (31,795,786)              (41,835,162)
     Treasury stock                                                                   (312,500)                 (312,500)
                                                                                  ------------              ------------

         Total stockholders' equity (deficit)                                       11,878,172                (1,331,204)
                                                                                  ------------              ------------

         Total liabilities and stockholders' equity (deficit)                     $ 39,828,027              $ 35,833,654
                                                                                  ============              ============

*     Reclassified for comparative purposes

The accompanying notes are an integral part of these statements.

                    BrandPartners Group, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003

                                                        2004           2003*
                                                    ------------   ------------
                                                     (unaudited)    (unaudited)

Revenues                                            $ 15,676,229   $  9,488,813
                                                    ------------   ------------
Costs and expenses
       Cost of revenues                               11,267,114      7,831,191
       Selling, general and administrative             2,382,619      2,588,294
       Depreciation and amortization                     138,632        218,645
                                                    ------------   ------------

            Total expenses                            13,788,365     10,638,130
                                                    ------------   ------------

            Operating income (loss)                    1,887,864     (1,149,317)

       Other income (expense)
            Interest expense, net                       (174,539)      (451,617)
            Gain on forgiveness of debt                8,326,051             --
            Settlement of lawsuit                             --       (227,220)
                                                    ------------   ------------
                    Total other income (expense)       8,151,512       (678,837)
                                                    ------------   ------------

            NET INCOME (LOSS)                       $ 10,039,376   $ (1,828,154)
                                                    ============   ============

Basic and diluted earnings (loss) per share

       Basic                                        $       0.40   $      (0.10)
       Diluted                                      $       0.33   $      (0.10)

Weighted - average shares outstanding

       Basic                                          25,084,671     18,468,553
       Diluted                                        30,370,405     18,468,553

*     Reclassified for comparative purposes.

The accompanying notes are an integral part of these statements.

                    BrandPartners Group, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003

                                                                                2004                    2003*
                                                                            ------------            -----------
                                                                             (unaudited)            (unaudited)
Cash flows from operating activities
        Net income (loss)                                                   $ 10,039,376            $(1,828,154)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities

        Depreciation and amortization                                            138,630                218,645
        Forgiveness of long term debt                                         (7,500,000)                    --
        Amortization of discount on notes payable                                     --                 25,696
        Settlement of lawsuit                                                         --                227,220
        Provision for doubtful accounts                                          (27,140)                10,120
        Non-cash compensation                                                         --                 12,500

        Changes in operating assets and liabilities

              Accounts receivable                                               (893,630)             1,955,452
              Costs and estimated earnings in excess of billings              (3,173,189)             1,308,882
              Inventories                                                        427,577               (280,734)
              Prepaid expenses and other current assets                          305,172                217,393
              Other assets                                                        31,372                 (2,869)
              Accounts payable and accrued expenses                             (428,932)            (2,726,536)
              Other liabilities                                                       --                 59,020
              Billings in excess of costs and estimated earnings               1,534,206               (852,034)
                                                                            ------------            -----------

              Net cash provided by (used in) operating activities                453,442             (1,655,399)
                                                                            ------------            -----------

Cash flows from investing activities

        Acquisition of equipment                                                (145,357)               (38,325)
                                                                            ------------            -----------

Cash flows from financing activities

        Net borrowings on credit facility                                             --                545,528
        Repayment of short term debt                                          (2,545,281)                    --
        Repayment of long term debt                                                   --               (261,973)
        Proceeds from private placement of equity, net of costs                2,895,000                     --
                                                                            ------------            -----------

              Net cash provided by financing activities                          349,719                283,555
                                                                            ------------            -----------

              NET INCREASE (DECREASE) IN CASH                                    657,804             (1,410,169)

Cash, beginning of period                                                        413,946              2,167,924
                                                                            ------------            -----------

Cash, end of period                                                         $  1,071,750            $   757,755
                                                                            ============            ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                            $     71,417            $   249,496
                                                                            ============            ===========

*     Reclassified for comparative purposes

The accompanying notes are an integral part of these statements

                    BrandPartners Group, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF

PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. and Subsidiary (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003 filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its sole subsidiary, Willey Brothers Inc. ("Willey Brothers"). Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs.

The consolidated financial statements for the three months ended March 31, 2004 and 2003 include the accounts of BrandPartners Group, Inc. and its wholly owned subsidiary, Willey Brothers. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior year have been reclassified to conform to the current period presentation.

                    BrandPartners Group, Inc. and Subsidiary

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net asset acquired and has been amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and accordingly ceased amortizing its goodwill. In conformance with the standard the Company conducts periodic reviews of the value of its goodwill for potential impairment. For the three months ended March 31, 2004 and 2003 no impairments were present and no indications of impairment were identified.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132R"). SFAS 132R revises the disclosures for pension plans and other post retirement benefit plans. The adoption of this statement does not impact the Company's historical or present financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's result of operations or financial position.

NOTE D - BANK TERM LOAN AND REVOLVING CREDIT FACILITY

On November 28, 2003, the Company renegotiated its agreement with its commercial lender for a new credit facility ("Facility"). As part of this agreement, the previous term loan balance was paid off on January 2, 2004 and the revolving credit facility of $6,000,000 was divided into a New Term Loan for $4,000,000 and a revolving credit facility of $2,000,000. Interest is calculated at the bank's base rate plus an applicable margin. The interest rate in effect on March 31, 2004 was 6.25%. The Facility calls for monthly prepayments of the term note principal beginning March 1, 2004. The Facility matures on December 31, 2004.

                    BrandPartners Group, Inc. and Subsidiary

NOTE E - SHORT TERM DEBT

For the quarter ended March 31, 2004, the detail of the Short Term Debt is as follows:

                                         March 31, 2004        December 31, 2003
                                         --------------        -----------------
                                           (unaudited)

Note to Former Shareholders (1)            $1,754,596              $     --
Notes Payable (2)                                  --               350,000
                                           ----------              --------

Total Short Term Debt                      $1,754,596              $350,000
                                           ==========              ========

(1) On January 20, 2004, the Company entered into an amended settlement agreement with former shareholders of its wholly owned subsidiary Willey Brothers. Pursuant to the terms of the agreement two new subordinated promissory notes were issued each in the amount of $1,000,000, or $2,000,000 in the aggregate. Concurrent with the Company entering into the amended settlement agreement, the Company paid $1,000,000 in the aggregate on the subordinated notes. The balance on the two subordinated notes of $500,000 or $1,000,000 in the aggregate is to be repaid in two equal installments of $500,000 on April 15, 2004 and July 15, 2004. The April 15, 2004 payment was timely made. Upon payment in full of the Subordinated Notes, all accrued, unpaid interest on the Seller Notes (approximately $755,000 at March 31, 2004) will be cancelled. See Note F (2).

(2) On November 7, 2003, the Company executed two promissory notes payable to third parties for the aggregate amount of $350,000. The notes bear interest at 5% per annum and are payable on demand. The proceeds from the notes were used for working capital purposes. In 2004 the Company issued 1,750,000 shares of the Company's common stock in settlement of the debt.

                    BrandPartners Group, Inc. and Subsidiary

NOTE F - LONG TERM DEBT

                                            March 31, 2004     December 31, 2003
                                            --------------     -----------------
                                             (unaudited)

Subordinated Note, net of discount (1)       $ 5,260,777          $ 5,232,320
Put Warrant Liability (1)                        220,348              220,348
Note to Former Shareholders (2)                       --            9,500,000
Lease settlement (See Note I)                         --              375,000
                                             -----------          -----------
                                                                   15,327,668

Less current maturities                                             2,000,000

                                             $ 5,481,125          $13,327,668
                                             ===========          ===========

(1) A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 to an unrelated third party. The note bears interest at 16% per annum - 12% payable quarterly in cash and 4% added to the unpaid principal ("PIK amount"). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. On January 7, 2004, when the closing price of the Company's Common Stock was $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2003 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the principal (PIK amount). At March 31, 2004 and 2003, the Company had a liability of $220,248 related to the Put Warrant.

      Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase the common stock of the Company at $0.01 per share. The warrants expire October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier. The transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income or loss. At December 31, 2003 and 2001, the Company recorded put warrant losses of $164,000 and $102,000 respectively and recorded a put warrant gain of $384,000 at December 31, 2002. At December 31, 2003, 2002 and 2001, the Company had a liability of approximately $220,000, $56,000 and $440,000 respectively related to the Put Warrant. In consideration for the extension of an interest payment date, on September 30, 2003, the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at $0.24 per share, the closing price of the Company's common stock on the date of issue, on the same terms as the Put Warrant.

                    BrandPartners Group, Inc. and Subsidiary

(2) On January 20, 2004, the Company entered into an amended settlement agreement with the former shareholders of Willey Brothers. Under the terms of the amended settlement agreement, the Company issued new subordinated promissory notes totaling $2,000,000 in the aggregate, bearing an interest rate of 5.75%. Upon execution of the amended settlement agreement, the Company paid $1,000,000 in the aggregate on the subordinated notes. The $7.5 Million Notes issued to the former shareholders of Willey Brothers were cancelled and forgiven along with all accrued unpaid interest of approximately $844,000. The balance of the subordinated notes is to be repaid in two equal installments of $500,000 each on April 15, 2004 and July 15, 2004. The April 15, 2004 payment was timely made leaving one remaining payment of $500,000 in the aggregate to satisfy the subordinated notes due July 15, 2004. Upon payment in full of the subordinated notes, the 24 month notes and all accrued, unpaid interest on the 24 month notes (approximately $755,000 at March 31, 2004) will be cancelled and the accrued earn-out to the former shareholder of Willey Brothers will not have to be paid.

NOTE G - FORGIVENESS OF LONG TERM DEBT

In January of 2004, the Company recorded a gain of $8,326,000 on the forgiveness of debt. See Note F (2).

NOTE H - SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2004, two customers accounted for approximately 14% and 13% of the Company's revenues, respectively. For the three months ended March 31, 2003, four customers accounted for approximately 34%, 18%, 13% and 13% of the Company's revenues, respectively.

                    BrandPartners Group, Inc. and Subsidiary

NOTE I - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

On January 20, 2004, the Company entered into a Surrender Agreement (the "Agreement") with its Landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to pay to the Landlord an aggregate of $800,000 and issue to the Landlord 500,000 shares of restricted common stock of the Company with cost free piggyback registration rights. $500,000 was paid upon signing the Agreement. The balance of the payments under the Agreement are to be paid in three equal installments of $100,000 each on March 1, 2004, September 1, 2004 and March 1, 2005. In the event the Company's common stock maintains a closing price of $3.00 or more for any five consecutive trading days prior to March 1, 2005, the Company will not be obligated to make the final $100,000 payment. The shares were valued at $0.55 per share. The payment due on March 1, 2004 was made. The terminated lease expired December 31, 2009 with minimum lease rentals of approximately $647,000 in 2004 and $671,000 annually thereafter, through 2009. At December 31, 2003, the Company recorded a charge of $1,075,000 related to the terminated lease.

On January 30, 2003, the Company issued 125,000 options to a consultant in consideration of services to be provided to the Company and its subsidiary during 2003. The options have a Black-Scholes valuation of approximately $12,500. Consulting expense and additional paid in capital were increased for the transaction.

On November 7, 2003, the Company executed two promissory notes payable to third parties for the aggregate amount of $350,000. The notes bear interest at 5% per annum and are payable on demand. The proceeds from the notes were used for working capital purposes. In 2004 the Company issued 1,750,000 shares of the Company's common stock under its private placement in settlement of the debt.

NOTE J - COMMITMENTS AND CONTINGENCIES

On January 16, 2001 the Company acquired 100% of the stock of Willey Brothers. The terms of the acquisition provide for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $1,800,000. The additional consideration is payable in cash at the end of each fiscal year subject to Willey Brothers' compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration will be expensed. As of March 31, 2004 the Company had a liability of $500,000 related to the year 2001 which has been included in Accounts Payable and Accrued Expenses on the accompanying balance sheet. A liability for the years ended December 31, 2003 and 2002 was not recorded as the terms of the Earn-Out were not met.

On January 20, 2004, the Company entered into an amended agreement with the former shareholders (see Note F (2)). As part of that Agreement, the earn-out will not have to be paid when the balance of the subordinated promissory notes is paid on April 15, 2004 and July 15, 2004 and no additional earn-out will accrue. The April 15, 2004 payment was made.

                    BrandPartners Group, Inc. and Subsidiary

NOTE K - STOCK BASED COMPENSATION

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

On February 20, 2004 by unanimous written consent, the Board of Directors approved and implemented the Company's 2004 Stock Incentive Plan which has 5 million shares authorized, with 2,142,000 options granted under the plan at fair market value as of date of grant at various vesting schedules. Included in the options granted are 1,000,000 options granted to James F. Brooks, the Company's Chief Executive Officer which vested upon grant.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the three months of 2004 and 2003, respectively: (1) average expected volatility of 121.3% and 125.88%, (2) average risk-free interest rates of 2.97% and 4.69%, and (3) expected lives of five years for the three months ended March 31, 2004.

                                            March 31, 2004       March 31, 2003
                                            --------------       --------------

Net income (loss) applicable to
  common stockholders
      As reported                             $10,039,376         $ (1,828,154)
      Stock based compensation expense            479,727              768,856
                                              -----------         ------------
      Pro forma                               $ 9,559,649         $ (2,597,010)
                                              ===========         ============


Weighted-average shares outstanding
      Basic                                    25,084,671           18,468,553
      Diluted                                  30,370,405           18,468,553

Net earnings (loss) per share
      As reported

      Basic                                   $      0.40         $      (0.10)
      Diluted                                 $      0.33         $      (0.10)

      Pro forma

      Basic                                   $      0.38         $      (0.14)
      Diluted                                 $      0.31         $      (0.14)

                    BrandPartners Group, Inc. and Subsidiary

NOTE L - INCOME TAXES

For the quarter ended March 31, 2004, income taxes of approximately $4,190,842 were offset by net operating loss carry-forwards. At December 31, 2003, the Company had net operating loss carry-forwards of approximately $17.1 million, which expire at various dates through 2023, available to offset future taxable income. At December 31, 2003, the Company had a deferred tax asset amounting to approximately $7.7 million. The deferred tax asset consists primarily of net operating loss carry-forwards and has been fully offset by a valuation allowance of the same amount. Certain provisions of the tax law may limit the net operating loss carry-forwards available for use in any given year in the event of a significant change in ownership interest. The balance of the deferred tax asset at December 31, 2003 represents timing differences between book income and taxable income. Approximately $834,000 of the estimated net operating loss carry-forwards available at December 31, 2003 will expire in 2004.

NOTE M - STOCKHOLDERS' EQUITY

On February 2, 2004, the Company completed a private placement, pursuant to Regulation D of the Securities Act of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock of the Company. The proceeds from the private placement were used to reduce certain debt and obligations and repay the balance of the term loan. The balance of the proceeds will be used for working capital.

NOTE N - SUBSEQUENT EVENTS

On April 26, 2004, a new Chief Financial Officer was appointed. Our former Chief Financial Officer did not have any disputes or disagreements with management or the Company's business practices.

On May 12, 2004 the Company's S-1 Registration Statement for the re-sale of up to 20,782,923 shares of common stock by selling shareholders, of which 19,167,923 shares of common stock were previously issued and outstanding was declared effective by the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 2004, the Company had a working capital deficit (current assets less current liabilities) of $8,713,624, stockholders' equity of $11,878,162 and a current ratio (current assets to current liabilities) of approximately .61:1. At December 31, 2003, the Company had a working capital deficit of $14,100,000, stockholders' deficit of $(1,331,204) and a current ratio of approximately ..41:1. The decrease in the working capital deficit was due to the restructuring of the debt which is discussed in more detail in "Indebtedness". The terms of the Company's debt instruments, including the consequences of any failure to pay such debt at maturity, is discussed in more detail in "Indebtedness" and "Liquidity Issues" below. In August 2003 Willey Brothers received a federal tax refund in the amount of approximately $1.2 million arising from the carry-back of Willey Brothers' 2002 income tax loss. The proceeds of the refund were used for working capital purposes. On November 7, 2003, the Company executed two promissory notes for the aggregate amount of $350,000. The notes were at a rate of five percent (5%) interest and were due December 9, 2003 and were subsequently extended through February 9, 2004. The proceeds from the notes are being used for working capital. The notes were converted to stock in January 2004.

      As of March 31, 2004 and December 31, 2003 the Company had unrestricted cash of $1,071,750 and $413,946, respectively.

      For the three months ended March 31, 2004 and 2003, net cash provided by (used in) operating activities was $453,442 and $(1,655,399), respectively, net cash (used in) investing activities was $(145,357) and $(38,325), respectively, and net cash provided by financing activities was $349,719 and $283,555, respectively.

Indebtedness

      The Willey Brothers Facility

      On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consisted of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Revolving Credit Facility") and bears interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As amended on November 28, 2003, (the "Ninth Amendment"), the term loan was paid off on January 2, 2004, and the revolving credit facility was divided into a $4,000,000 New Term Loan and a $2,000,000 Revolving Credit Facility. The Ninth Amendment also included no limitations as to availability, eliminated the LIBOR option and provided for interest at the bank's base rate plus an applicable margin. As of March 31, 2004, there was $3,930,000 outstanding under the Term Loan, $0.00 outstanding under the Revolving Credit Facility, and outstanding amendment fees in the amount of $580,000. The interest rate in effect on March 31, 2004 was 6.25% for the Term Loan and the Revolving Credit Facility.

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

      The November 28, 2003 amendment extended the Facility to December 31, 2004, required that the term loan be paid off, divided the $6,000,000 revolving credit facility into a $4,000,000 New Term Loan and a $2,000,000 Revolving Credit Facility. The Amendment also included no limitations as to availability, eliminated the LIBOR option and provided for interest at the bank's Base Rate plus an applicable margin. Commencing March 1, 2004, the Amendment mandated monthly prepayments of the principal on the New Term Loan. The Amendment also allowed the prepayment of the Subordinated Promissory Notes with cash infused as equity. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations. For further discussion of the consequences of a failure to pay the Facility upon maturity, see "Liquidity Issues" below. As of May 10, 2004 there were outstanding balances of approximately $3,790,000 under the Term Loan and $0.00 under the Revolving Credit Facility.

      The Seller Notes

      In connection with the purchase of Willey Brothers in January 2001, the Company issued two convertible promissory notes, each in the principal amount of $1,000,000 (the "$2 Million Notes"), and two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$7.5 Million Notes," together with the $2.0 Million Notes, the "24 Month Notes"). On January 20, 2004, the Company entered into an amended agreement with the former shareholders of Willey Brothers (the "Agreement"). The Agreement provides for, among other things, the cancellation and forgiveness of certain debt including the $7.5 Million Notes and the $2.0 Million Notes. Concurrent with the signing of the Agreement, two new Subordinated Promissory Notes were issued, each in the amount of $1,000,000 payable to the former shareholders of Willey Brothers. Concurrent with the issuance of the New Subordinated Promissory Notes, $500,000 was paid toward each note or $1,000,000 in the aggregate. The $7.5 Million Seller Notes were cancelled and forgiven along with all accrued unpaid interest on the notes of approximately $844,000. The balance of the Subordinated Notes is to be repaid in two equal installments of $500,000 each on April 15, 2004 and July 15, 2004. Upon payment in full of the Subordinated Notes, the $2.0 Million Notes and all accrued, unpaid interest on the 24 Month Notes (approximately $755,000 at March 31, 2004) will be cancelled, the accrued unpaid earn-out of $500,000 will not have to be paid and no further earn-out will accrue. The $500,000 payment due on April 15, 2004 was made. Should the Company be unable to pay the balance of the Subordinated Notes at their due date, the $2 Million Notes would remain in effect along with the accrued interest and unpaid earn-out.

      The Willey Subordinated Note Payable

      On October 22, 2001, Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows: 12% on the accreted principal amount, payable in cash quarterly, and 4% on the accreted principal amount, added to principal ("PIK amount"). The balance of the note at March 31, 2004 was $5,493,000 including PIK interest of $657,000 and less the aggregate discount on notes payable of $232,000. On January 7, 2004, when the price of the Company's Common Stock closed at $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the principal (the "PIK Amount").

      The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, the Company issued a common stock purchase warrant (the "Put Warrant") to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Put Warrant expires October 22, 2011 and can be put to Willey Brothers after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. Pursuant to a letter agreement dated October 9, 2002 between the noteholder and Willey Brothers, the noteholder waived its rights to demand immediate payment of the Willey Subordinated Note Payable and to put the Put Warrant to Willey Brothers, which rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer. In consideration for the extension of an interest payment due date, on September 30, 2003 the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at an exercise price of $0.24, the closing price on the date of issuance, on terms similar to the Put Warrant. The Company has received waivers from certain financial covenants through December 31, 2004. At March 31, 2004 the Company had a long-term liability of approximately $220,000 related to the Put Warrant.

Liquidity Issues

      On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock of the Company. The proceeds from the private placement were used to reduce certain debt and obligations as described below and repay the balance of the term loan. The balance of the proceeds will be used for working capital.

      On January 20, 2004, the Company entered into an amended agreement with the former shareholders of Willey Brothers (the "Agreement") providing for, among other things, the cancellation and forgiveness of certain debt. With the signing of the Agreement, two new $1 million Subordinated Notes were issued, payable to the former shareholders of Willey Brothers. Concurrent with the amended agreement and issuance of the subordinated notes, a payment of $1 million in the aggregate was made toward the subordinated notes. The $7.5 Million Seller Notes were cancelled and forgiven along with all accrued unpaid interest on the notes of approximately $844,000. The $2.0 Million Seller Notes previously issued are maintained in escrow and will be cancelled upon payment in full of the Subordinated Notes. The balance of the Subordinated Notes are to be repaid in two equal installments of $500,000 each on April 15, 2004 and July 15, 2004. Upon payment in full of the Subordinated Notes, all accrued, unpaid interest on the $2.0 24 month Notes (approximately $755,000 at March 31, 2004) will be cancelled and the accrued unpaid earn-out of $500,000 will be forgiven and no further earn-out will accrue.

      On January 20, 2004, the Company entered into a Surrender Agreement (the "Agreement") with its Landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to pay to the Landlord an aggregate of $800,000 and issue to the Landlord 500,000 shares of restricted common stock of the Company with cost free piggyback registration rights. $500,000 was paid upon signing the Agreement. The balance of the fee is to be paid in three equal installments of $100,000 each on March 1, 2004, September 1, 2004 and March 1, 2005. In the event the Company's common stock maintains a closing price of $3.00 or more for any five consecutive trading days prior to March 1, 2005, the Company will not be obligated to make the final $100,000 payment. The shares were valued at $0.55 per share, the closing price of the stock on February 9, 2004, the date the stock was issued. The payment due on March 1, 2004 was made. The terminated lease had an expiration date of December 31, 2009 with minimum lease rentals of approximately $637,000 in 2004 and $671,000 annually through 2009.

      Our ability to satisfy our working capital requirements depends on, among other things, whether we are able to extend or refinance our short-term debt at all or on terms favorable to the Company, as discussed above, and whether we are successful in generating revenues and income from Willey Brothers. The Company may also seek additional capital through debt or equity financing arrangements to support the Company's operations, and to allow the execution of the Company's business plan. No assurances can be given that the Company will be successful in obtaining such additional capital at all or on terms favorable to the Company. In response to our current financial condition and current market conditions, and as a part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Revenues. Revenues from continuing operations increased approximately $6,187,000, or 65%, to $15,676,000 for the three months ended March 31, 2004 from $9,489,000 for the three months ended March 31, 2003. This increase is due to an increase in orders for the current year.

      Cost of Revenues. Cost of revenues from continuing operations increased approximately $3,436,000, or 44%, to $11,267,000 (72% of net revenues), for the three months ended March 31, 2004 from $7,831,000 (83% of net revenues) for the three months ended March 31, 2003. This increase in cost of revenues was primarily due to the increase in sales. The decrease in costs as a percentage of revenue is primarily attributable to the product mix in the first quarter.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased approximately $206,000, or 8%, to $2,383,000 for the three months ended March 31, 2004 from $2,588,000 for the three months ended March 31, 2003. This decrease is primarily attributable to the surrender agreement of the 777 Third Avenue New York lease, the decreased use of consultants and leveraging our cost structure relative to sales growth.

      Depreciation and Amortization. Depreciation and amortization from continuing operations decreased approximately $80,000, or 37%, to $139,000 for the three months ended March 31, 2004 from $219,000 for the three months ended March 31, 2003. This decrease is primarily attributable to the 2003 accelerated amortization of financing fees in anticipation of the expiration of Willey's credit facility and the fully realized depreciation of some assets.

      Operating Income. Operating income from continuing operations increased approximately $3,037,000 or 264%, to $1,888,000 for the three months ended March 31, 2004, from a loss of $(1,828,000) for the three months ended March 31, 2003. This increase in the operating income is primarily due to the increase in revenue in the Merchandising division with its corresponding higher profit margin and the leveraging of our cost structure relative to sales to reduce our selling, general and administrative expenses.

      Other Income (Expense). Other Income increased by approximately $8,830,000 or 398% to $8,151,512 for the three months ended March 31, 2004 from an expense of $(678,837) for the three months ended March 31, 2003.

      Interest expense decreased approximately $277,000 or 61%, to $175,000 for the three months ended March 31, 2004 from $452,000 for the three months ended March 31, 2003. This decrease is attributable to a reduction in the term loan, the line of credit and the restructuring of the subordinate debt.

      Other income increased by approximately $8,553,000 or 376% due to an amended agreement with the former shareholders whereby debt was forgiven and a gain was recognized of approximately $8,325,000 for the three months ended March 31, 2004, as compared to an expense of approximately $227,000 for the three months ended March 31, 2003 due to the settlement of a lawsuit.

      Net Income (Loss). Income increased approximately $11,868,000 or 649%, to $10,039,000 for the three months ended March 31, 2004 from a loss of $(1,828,000) for the three months ended March 31, 2003. This improvement is due to the increase in revenue and leveraging our cost structure relative to sales growth.

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

Inflation

      We believe that inflation has not had a material effect on our results of operations

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the  Securities  Exchange Act of 1934,  as amended,  that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions, identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

            o the continued services of James Brooks as Chief Executive Office of the Company and Willey Brothers.

            o our ability to refinance our existing short term debt at all or on terms favorable to the Company.

            o our ability to repay the balance of the $1,000,000 note to the former shareholders of Willey Brothers.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

      Our Term Loan and Revolving Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and Revolving Credit Facility accrue interest at the bank's base rate plus an applicable margin. For a description of the terms of the Term Loan and Revolving Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above.

      The table below provides information on our market sensitive financial instruments as of March 31, 2004.

                                                             Interest Rate at
                                    Principal Balance         March 31, 2004
                                    -----------------         --------------

      Term Loan                         $3,930,000                6.25%
      Revolving Credit Facility                 --                6.25%

Item 4. Controls and Procedures

      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange
Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

      On April 26, 2004, Ms. Suzanne Verrill was appointed the new Chief Financial Officer of the Company replacing Ms. Sharon Burd. Ms. Burd did not have any disputes or disagreements with management or the Company's business practices.

      On May 12, 2004 the Company's S-1 Registration Statement for the re-sale of up to 20,782,923 shares of common stock by selling shareholders, of which 19,167,923 shares of common stock were previously issued and outstanding was declared effective by the Securities and Exchange Commission.

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

            (i) The Company's Current Report on Form 8-K dated January 20, 2004 (filed February 5, 2004) reporting: the Surrender Agreement with the Company's landlord at 777 Third Avenue; the amended settlement agreement with the former shareholders of Willey Brothers; the Amendment to the subordinated note and warrant purchase agreement with Corporate Mezzanine II LP; the extension and restructuring of the senior credit facility of the Company's wholly owned subsidiary Willey Brothers Inc. with Fleet Capital Corporation.

            (ii) The Company's Current Report on Form 8-K dated February 18, 2004 (filed February 23, 2004) reporting a change in the Company's Certifying Accountant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated April 14, 2004

                                                   BRANDPARTNERS GROUP, INC.

                                                   By: /s/ James F. Brooks
                                                       -------------------------
                                                       James F. Brooks
                                                       Chief Executive Officer

                                                   By: /s/ Suzanne Verrill
                                                       -------------------------
                                                       Suzanne Verrill
                                                       Chief Financial Officer