Form 10-Q
period 2004-06-30
BRANDPARTNERS GROUP INC
filed 2004-08-16
CIK 798600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Yes    X      No
     -----       ----

Indicate by check mark whether the registrant is an accelerated filer.
 Yes            No      X
    -------         -----------

The number of shares of common stock outstanding on June 30, 2004 was 31,613,554.

                            BRANDPARTNERS GROUP, INC.

                                TABLE OF CONTENTS


Part I - Financial Information

     Item 1.  Financial Statements

         Consolidated Balance Sheets
            June 30, 2004 (unaudited) and December 31, 2003...................3

         Consolidated Statements of Operations (unaudited) for the
            Six and Three Months Ended June 30, 2004 and 2003.................4

         Consolidated Statements of Cash Flows (unaudited) for the Six Months
            Ended June 30, 2004 and 2003......................................5

         Notes to Consolidated Financial Statements...........................6

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............14

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk.............................................21

     Item 4.  Controls and Procedures.........................................21

Part II - Other Information

     Item 5.  Submission of Matters to a Vote of Security Holders.............21

     Item 6.  Other Information...............................................22

     Item 7.  Exhibits and Reports on Form 8-K................................24

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                    BrandPartners Group, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS



                       ASSETS                                 June 30, 2004    December 31, 2003*
                       ------                                 -------------    ------------------
                                                               (unaudited)

Cash                                                          $       --      $    413,946
Accounts receivable,net of allowance for                         8,936,381       5,956,610
     doubtful accounts of $213,470 and $186,330
Costs and estimated earnings in excess of billings               2,352,959       1,854,886
Inventories                                                      1,983,336         969,020
Prepaid expenses and other current assets                          959,900         541,635
                                                              ------------    ------------
         Total current assets                                   14,232,576       9,736,097

Property and equipment, net                                      1,415,356       1,486,551
Goodwill                                                        24,271,969      24,271,969
Deferred financing costs                                           253,101         304,126
Other assets                                                        29,046          34,911
                                                              ------------    ------------

         Total assets                                         $ 40,202,048    $ 35,833,654
                                                              ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       June 30, 2004   December 31, 2003*
         ----------------------------------------------       -------------   ------------------
                                                               (unaudited)
Current liabilities
     Accounts payable and accrued expenses                    $ 11,254,767    $  9,345,621
     Billings in excess of cost and estimated earnings           3,847,915       6,333,235
     Current maturities, long term debt                               --         2,000,000
     Short term debt                                             6,339,393       4,557,486
     Other current liabilities                                        --         1,600,848
                                                              ------------    ------------
         Total current liabilities                              21,442,075      23,837,190
                                                              ------------    ------------

Long term debt, net of current maturities                        5,509,726      13,327,668
                                                              ------------    ------------

Stockholders' equity (deficit)
     Preferred stock, $.01 par value; 20,000,000 shares
         authorized; none outstanding                                 --              --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; issued 31,613,554 and 18,163,553              316,136         181,636
     Additional paid in capital                                 44,013,792      40,634,822
     Accumulated deficit                                       (30,767,181)    (41,835,162)
     Treasury stock                                               (312,500)       (312,500)
                                                              ------------    ------------

         Total stockholders' equity (deficit)                   13,250,247      (1,331,204)
                                                              ------------    ------------

         Total liabilities and stockholders' equity (deficit) $ 40,202,048    $ 35,833,654
                                                              ============    ============






* RECLASSIFIED FOR COMPARATIVE PURPOSES

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.





                    BrandPartners Group, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Six Months and Three Months Ended June 30, 2004 and 2003





                                          6 Months Ended       6 Months Ended        3 Months Ended       3 Months Ended
                                              June 30              June 30               June 30              June 30
                                               2004                 2003*                 2004                 2003*
                                         ------------------   ----------------------------------------   ------------------
                                            (unaudited)           (unaudited)          (unaudited)          (unaudited)


Revenues                                     $ 26,970,476         $ 16,370,530          $ 11,294,246         $  6,881,717
                                             ------------         ------------          ------------         ------------

Costs and expenses
     Cost of revenues                          18,949,880           14,066,599             7,682,761            6,235,408
     Selling, general and administrative        4,889,761            5,154,907             2,366,423            2,305,611
                                             ------------         ------------          ------------         ------------

         Total expenses                        23,839,641           19,221,506            10,049,184            8,541,019
                                             ------------         ------------          ------------         ------------

         Operating income (loss)                3,130,835           (2,850,976)            1,245,062           (1,659,302)
                                             ------------         ------------          ------------         ------------
     Other income (expense)
         Interest expense, net                   (388,903)            (929,735)             (214,364)            (482,657)
         Gain on forgiveness of debt             8,326,051                   --                  --                  --
         Loss on sale of assets                                                                                   (37,818)
         Settlement of lawsuit                         --             (227,220)                  --                   --
                                             ------------         ------------          ------------         ------------
            Total other income (expense)        7,937,148           (1,156,955)             (214,364)            (520,475)
                                             ------------         ------------          ------------         ------------


         NET INCOME (LOSS)                   $ 11,067,983         $ (4,007,931)         $  1,030,698         $ (2,179,777)
                                             ============         ============          ============         ============


Basic and diluted earnings (loss) per share
     Basic                                         $ 0.39              $ (0.22)               $ 0.03              $ (0.12)
     Diluted                                       $ 0.32              $ (0.22)               $ 0.03              $ (0.12)

Weighted - average shares outstanding
     Basic                                     28,455,733           18,468,553            31,826,796           18,468,553
     Diluted                                   34,454,547           18,468,553            37,825,610           18,468,553








*  RECLASSIFIED FOR COMPARATIVE PURPOSES.


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                    BrandPartners Group, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2004 and 2003


                                                                       2004             2003*
                                                                  --------------   -------------

                                                                    (unaudited)      (unaudited)

Cash flows from operating activities
        Net income (loss)                                           $ 11,067,983    $ (4,007,931)

Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities
        Depreciation and amortization                                    294,694         448,975
        Forgiveness of long term debt                                 (7,500,000)           --
        Amortization of discount on notes payable                           --            63,112
        Settlement of lawsuit                                               --            77,220
        Provision for doubtful accounts                                  (27,140)        (53,033)
        Non-cash compensation                                             73,470          12,500
        (Gain) loss on derivative transaction                             66,218
        Loss on sale of assets                                            37,818

        Changes in operating assets and liabilities

              Accounts receivable                                     (2,952,631)      2,287,076
              Costs and estimated earnings in excess of billings        (498,072)      4,434,223
              Inventories                                             (1,014,316)       (202,170)
              Prepaid expenses and other current assets                 (168,270)        249,625
              Other assets                                                 5,866          (2,867)
              Accounts payable and accrued expenses                    1,909,147      (7,000,324)
              Other current liabilities                                 (134,942)         200,783
              Billings in excess of costs and estimated earnings      (2,485,320)        530,481
                                                                    ------------    ------------

              Net cash provided by (used in) operating activities     (1,429,531)     (2,858,294)
                                                                    ------------    ------------

Cash flows from investing activities

        Acquisition of equipment                                        (172,473)       (114,359)
                                                                    ------------    ------------

Cash flows from financing activities

        Net borrowings on credit facility                                   --         1,318,248
        Repayment of short term debt                                  (1,781,942)           --
        Repayment of long term debt                                         --          (711,066)
        Proceeds from exercise of options                                 75,000
        Proceeds from private placement of equity, net of costs        2,895,000            --
                                                                    ------------    ------------

              Net cash provided by financing activities                1,188,058         607,182
                                                                    ------------    ------------

              NET INCREASE (DECREASE) IN CASH                           (413,946)     (2,365,471)

Cash, beginning of period                                                413,946       2,812,924
                                                                    ------------    ------------

Cash, end of period                                                 $       --      $    447,453
                                                                    ============    ============

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                    $    253,239    $    496,708
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


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    BrandPartners Group, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. ("BrandPartners") and Subsidiary (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003 filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its sole subsidiary, Willey Brothers, Inc. ("Willey Brothers"). Through Willey Brothers, the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs.

The consolidated financial statements for the six months ended June 30, 2004 and 2003 include the accounts of BrandPartners and its wholly owned subsidiary, Willey Brothers. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior year have been reclassified to conform to the current period presentation.


NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net asset acquired and has been amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and accordingly ceased amortizing its goodwill. In conformance with the standard the Company conducts periodic reviews of the value of its goodwill for potential impairment. For the six months and three months ended June 30, 2004 and 2003 no impairments were present and no indications of impairment were identified.

                    BrandPartners Group, Inc. and Subsidiary

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security if participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of ETIF 03-06 is not expected to have a material effect on the Company's financial position or results of operations.

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


NOTE D - SHORT-TERM DEBT

Short-Term Debt consists of the following:

                                              June 30, 2004    December 31, 2003
                                              -------------    -----------------
                                              (unaudited)

Revolving credit facility (1)                  $1,364,797       $3,666,441
Bank Term Loan (1)                              3,720,000          541,045
Note to Former Shareholders (2)                 1,254,596             --
Notes Payable (3)                                    --            350,000
                                               ----------       ----------
Total Short Term Debt                          $6,339,393       $4,557,486
                                               ==========       ==========

                    BrandPartners Group, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(1) On November 28, 2003, the Company renegotiated its agreement with its commercial lender for a new credit facility ("Facility"). As part of this agreement, the previous term loan balance was paid off on January 2, 2004 and the revolving credit facility of $6,000,000 was divided into a New Term Loan for $4,000,000 and a revolving credit facility of $2,000,000. Interest is calculated at the bank's Base Rate plus an applicable margin. The interest rate in effect on June 30, 2004 was 6.25%. The Facility requires monthly principal payments of $70,000 commencing March 1, 2004. The Facility matures on December 31, 2004.

(2) On January 20, 2004, the Company entered into an agreement with the former shareholders of Willey Brothers. Two new 24-Month Notes were issued, each in the amount of $1,000,000 in the aggregate, paid contemporaneously with the issuance of the new notes. The balance of the notes was repaid in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. With payment in full of the 24-Month Notes, all accrued, unpaid interest on the Seller Notes (approximately $755,000 at June 30, 2004) was cancelled. This will be included as income from forgiveness of debt for the quarter ended September 30, 2004. See Note E
       (2).

(3) On November 7, 2003, the Company executed two promissory notes payable to third parties for the aggregate amount of $350,000. The notes bore interest at 5% per annum and were payable on demand. The proceeds from the notes were used for working capital purposes. In January 2004 the note holders converted their notes into subscriptions in the Company's private placement and were subsequently issued 1,750,000 shares of the Company's common stock.




NOTE E - LONG-TERM DEBT
Long-Term Debt consists of the following:

                                              June 30, 2004    December 31, 2003
                                              -------------    -----------------
                                               (unaudited)

Subordinated Note, net of discount (1)         $ 5,289,378      $ 5,232,320
Put Warrant Liability (1)                          220,348          220,348
Note to Former Shareholders (2)                       --          9,500,000
Lease settlement (See Note H)                         --            375,000
                                               -----------      -----------
                                                 5,509,726       15,327,668
Less current maturities                               --          2,000,000
                                               -----------      -----------

                                               $ 5,509,726      $13,327,668
                                               ===========      ===========

                    BrandPartners Group, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





         (1) A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 to an unrelated third party. The note bears interest at 16% per annum - 12% payable quarterly in cash and 4% added to the unpaid principal ("PIK amount"). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2003 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the principal (PIK amount). At June 30, 2004 and 2003, the Company had a liability of $220,248 related to the Put Warrant.

         Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase the common stock of the Company at $0.01 per share. The warrants expire October 22, 2011 and can be put to the Company after the fifth year, or earlier the transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note and a liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income or loss. At December 31, 2003 and 2001, the Company recorded put warrant losses of $164,000 and $102,000 respectively and recorded a put warrant gain of $384,000 at December 31, 2002. At December 31, 2003, 2002 and 2001, the Company had a liability of approximately $220,000, $56,000 and $440,000 respectively related to the Put Warrant. In consideration for the extension of an interest payment date, on September 30, 2003, the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at $0.24 per share, the closing price of the Company's common stock on the date of issue, on the same terms as the Put Warrant.


           (2) The $7,500,000 notes payable were issued to the former shareholders of Willey Brothers. On January 20, 2004, the Company entered into a new agreement with the former shareholders of Willey Brothers providing for, among other things, the cancellation and forgiveness of the $7.5 Million Notes. Upon the signing of the Agreement, two 24-Month Notes were issued, each in the amount of $1,000,000 payable to the former shareholders of Willey Brothers. The $7.5 Million Notes were cancelled and forgiven along with all accrued unpaid interest of approximately $844,000, which aggregates to a gain of forgiveness of debt of approximately $8.3 Million. The balance of the 24-Month Notes was repaid with the payment of $1.0 million in the aggregate upon issuance of the notes and in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. Upon payment in full of the 24-Month Notes, the $2.0 Seller Notes and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at June 30, 2004) was cancelled and forgiven and the accrued unpaid earn-put of $500,000 was forgiven. No further earn-out will accrue.


NOTE F - FORGIVENESS OF LONG TERM DEBT

In January of 2004, the Company recorded a gain on the forgiveness of debt. See Note E (2).

                    BrandPartners Group, Inc. and Subsidiary

NOTE G - SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2004, one customer accounted for approximately 10% of the Company's revenues. For the three months ended June 30, 2004, one customer accounted for approximately 10% of the Company's revenues.

For the six months ended June 30, 2003, five customers accounted for approximately 30%, 12%, 11%, 10% and 10% of the Company's revenues, respectively. For the three months ended June 30, 2003, two customers accounted for approximately 16% and 10% of the Company's revenues, respectively.

NOTE H - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

On May 12, 2004, the Company issued 100,000 options to a consultant in consideration of services to be provided to the Company and its subsidiary during 2004. The options have a Black-Scholes valuation of approximately $73,000. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

On January 20, 2004, the Company entered into a surrender agreement with its landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to pay to the landlord an aggregate of $800,000 and issue to the landlord 500,000 shares of restricted common stock of the Company with cost free piggyback registration rights. $500,000 was paid upon signing the Agreement. The balance is to be paid in three equal installments of $100,000 each on March 1, 2004, September 1, 2004 and March 1, 2005. The shares were valued at $0.55 per share. The payment due on March 1, 2004 was made. In the event the Company's common stock maintains a closing price of $3.00 or more for any five consecutive trading days prior to March 1, 2005, the Company will not be obligated to make the final payment to the landlord under the surrender agreement. The terminated lease expires December 31, 2009 with minimum lease rentals of approximately $647,000 in 2004 and $671,000 annually thereafter, through 2009. At December 31, 2003, the Company recorded a charge of $1,075,000 related to the terminated lease.

On November 7, 2003, the Company executed two promissory notes payable to third parties for the aggregate amount of $350,000. The notes bore interest at 5% per annum and were payable on demand. The proceeds from the notes were used for working capital purposes. In January 2004 the note holders converted their notes into subscriptions in the Company's private placement and were subsequently issued 1,750,000 shares of the Company's common stock.

On May 12, 2003, the Company issued 300,000 options to Rebot Corporation in settlement of a lawsuit against the Company. The options have a Black-Scholes valuation of approximately $77,220. The transaction was accounted for by charging other expense and increasing additional paid in capital.

                    BrandPartners Group, Inc. and Subsidiary

NOTE H - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS - CONTINUED

On January 30, 2003, the Company issued 125,000 warrants to a consultant in consideration of services to be provided to the Company and its subsidiary during 2003. The options have a Black-Scholes valuation of approximately $12,500. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

NOTE I - COMMITMENTS AND CONTINGENCIES

On January 16, 2001 the Company acquired 100% of the stock of Willey Brothers. The terms of the acquisition provided for additional consideration to be paid if the earnings of Willey Brothers exceed certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration is $1,800,000. The additional consideration was payable in cash at the end of each fiscal year subject to Willey Brothers' compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration was be expensed. As of June 30, 2004 the Company had a liability of $500,000 related to the year 2001 and has been included in Accounts Payable and Accrued Expenses on the accompanying balance sheet. A liability for the years ended December 31, 2003 and 2002 was not recorded as the terms of the Earn-Out were not met.

On January 20, 2004, the Company entered into a new agreement with the former shareholders (see Note E (2)). As part of that Agreement, the earn-out was forgiven with the satisfaction of the 24-Month Notes, which were paid on January 20, 2004, April 15, 2004 and in full on July 14, 2004 with no additional earn-out accruing.


NOTE J - STOCK BASED COMPENSATION

     On March 25, 2003 the Company granted five-year options to certain employees, officers and directors, as an incentive, to purchase an aggregate of 1,545,000 shares of common stock of the Company at an exercise price of $0.15 per share, as follows: (i) option grants to three employees of the Company and its subsidiaries to purchase an aggregate of 120,000 shares, exercisable commencing March 25, 2004; (ii) option grant to the Company's then Chief Financial Officer to purchase 25,000 shares, exercisable commencing March 25, 2004; (iii) option grant to the Company's then Chief Executive Officer to purchase 400,000 shares, exercisable on the date of grant as to 200,000 shares and commencing January 1, 2004 as to 200,000 shares; and (iv) option grant to each of the then five outside directors of the Company to purchase 200,000 shares, exercisable on the date of grant as to 100,000 shares and commencing January 1, 2004 as to 100,000 shares. The options do not have registration rights.

                    BrandPartners Group, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     NOTE J - STOCK BASED COMPENSATION  - CONTINUED


     The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the six and three months of 2004 and 2003, respectively: (1) average expected volatility of 204.9% and 121.3%, (2) average risk-free interest rates of 2.97% and 2.97%, and (3) expected lives of five years for the six months ended June 30, 2004.





                                         6 Months Ended 6 Months Ended 3 Months Ended  3 Months Ended
                                            June 30        June 30         June 30         June 30
                                             2004           2003*           2004            2003*
                                         -------------- -------------- --------------   --------------
                                          (unaudited)    (unaudited)     (unaudited)    (unaudited)
Net income (loss)
      As reported                        $ 11,067,983   $ (4,007,931)   $  1,030,698   $ (2,179,777)
      Stock based compensation expense      1,518,127        932,276       1,038,400        163,420
                                         ------------   ------------    ------------   ------------
      Pro forma                          $  9,549,856   $ (4,940,207)   $     (7,702)  $ (2,343,197)
                                         ============   ============    ============   ============

Weighted-average shares outstanding
      Basic                                28,455,733     18,468,553      31,826,796     18,468,553
      Diluted                              34,854,547     18,468,553      37,825,610     18,468,553

Net earnings (loss) per share
      As reported
      Basic                              $       0.39   $      (0.22)   $       0.03   $      (0.12)
      Diluted                            $       0.32   $      (0.22)   $       0.03   $      (0.12)

      Pro forma
      Basic                              $       0.34   $      (0.27)   $       0.00   $      (0.13)
      Diluted                            $       0.28   $      (0.27)   $       0.00   $      (0.13)


                    BrandPartners Group, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE K - INCOME TAXES

For the quarter ended June 30, 2004, income taxes of approximately $4,190,842 were offset by net operating loss carry-forwards. At December 31, 2003, the Company had net operating loss carry-forwards of approximately $17.1 million, which expire at various dates through 2023, available to offset future taxable income. At December 31, 2003, the Company had a deferred tax asset amounting to approximately $7.7 million. The deferred tax asset consists primarily of net operating loss carry-forwards and has been fully offset by a valuation allowance of the same amount. Certain provisions of the tax law may limit the net operating loss carry-forwards available for use in any given year in the event of a significant change in ownership interest. The balance of the deferred tax asset at December 31, 2003 represents timing differences between book income and taxable income. Approximately $834,000 of the estimated net operating loss carry-forwards available at December 31, 2003 will expire in 2004.


NOTE L - STOCKHOLDERS' EQUITY


On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock. The proceeds from the private placement were used to reduce certain debt and obligations, repay the balance of the term loan, and for working capital.


NOTE N - SUBSEQUENT EVENTS

On July 6, 2004, the Company issued a $1.0 Million unsecured subordinated promissory note to an unaffiliated party. The note bears interest of 12% per annum and is payable ninety days from date of issuance. The Company also issued the note holder three year warrants to purchase 500,000 shares of common stock exercisable at $0.68 per share, the fair market value of the Company's common stock as of the date of grant. The Company may at its option extend the term of repayment of up to $500,000 of the note for an additional ninety days. Should the Company elect to extend the repayment of a portion of the note, it will be required to issue an additional 250,000 three year warrants to the note holder with an exercise price of the lesser of the exercise price of the original warrant to purchase 500,000 shares or the closing price of the Company's common stock as of the initial maturity date for the subordinated promissory note. The Company has provided the note holders with registration rights for the warrant shares.

On July 14, 2004 the final payment of $500,000 in the aggregate was made to the former shareholders of Willey Brothers in accord with the January 20, 2004 amended settlement agreement. (See Note E-2) As part of that agreement upon final payment of the two new subordinated notes, all promissory notes were cancelled, and the previously recognized earn-out was forgiven, along with all interest due. The gain of approximately $1.2 Million, consisting of the $500,000 earn-out and accrued interest of approximately $755,000, will be recognized in the quarter ended September 30, 2004.

                    BrandPartners Group, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - SUBSEQUENT EVENTS - CONTINUED

On August 13, 2004, the Company entered into amendments to the agreements with certain executive officers and directors. Specifically, the employment agreement with James F. Brooks, the Company's Chief Executive Officer was extended 3 years from the date of the amended agreement. In addition to serving as Chief Executive Officer, under the amended agreement, Mr. Brooks has also assumed the roles of President and corporate Secretary for the Company and its wholly owned subsidiary Willey Brothers, Inc. In addition to the amendment and extension of Mr. Brooks agreement, the Company also entered into an amended agreement with its chairman, Anthony J. Cataldo, whereby the term of the agreement was extended 3 years. Both agreements were adopted by the Board of Directors upon the recommendation of the Company's Compensation Committee. Messrs. Brooks and Cataldo recused themselves from all discussions related to their respective amended agreements.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES


         As of June 30, 2004, the Company had a working capital deficit (current assets less current liabilities) of $7,209,000, stockholders' equity of $13,250,000 and a current ratio (current assets to current liabilities) of approximately .66:1. At December 31, 2003, the Company had a working capital deficit of $14,100,000, stockholders' deficit of $1,331,204 and a working capital ratio of approximately .41:1. The decrease in the working capital deficit was due to the restructuring of the debt and the terms of the Company's debt instruments, including the consequences of any failure to pay such debt at maturity, is discussed in more detail in "Indebtedness" and "Liquidity Issues" below. In August 2003 Willey Brothers received a federal tax refund in the amount of approximately $1.2 million arising from the carry-back of Willey Brothers' 2002 income tax loss. The proceeds of the refund were used for working capital purposes. On November 7, 2003, the Company executed two promissory notes for the aggregate amount of $350,000. The notes are at a rate of five percent (5%) interest and were due December 9, 2003 and extended to February 9, 2004. The proceeds from the notes are being used for working capital. The notes were converted to stock in January 2004.

         As of June 30, 2004, the Company had cash of $0.00. This is due to a timing difference between the deposits received in the lockbox and the application of the cash to the account. As of December 31, 2003, the Company had cash of $413,946.

         For the six months ended June 30, 2004 and 2003, net cash provided by (used in) operating activities was $(1,429,531) and $(2,858,294), respectively, net cash (used in) investing activities was $(172,473) and $(114,359), respectively, and net cash provided by financing activities was $1,188,058 and $607,182, respectively.

INDEBTEDNESS

         THE WILLEY BROTHERS FACILITY


         On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consisted of an $8,000,000 term loan (the "Term Loan") and a $6,000,000 revolving credit facility (the "Revolving Credit Facility") and bore interest, at the borrower's option, at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. As amended on November 28, 2003, (the "Ninth Amendment"), the term loan was paid off on January 2, 2004, and the revolving credit facility was divided into a $4,000,000 New Term Loan and a $2,000,000 Revolving Credit Facility. The Amendment also included no limitations as to availability, eliminated the LIBOR option and provided for interest at the bank's Base Rate plus an applicable margin. As of June 30, 2004, there was $3,720,000 outstanding under the Term Loan, $1,364,797 outstanding under the Revolving Credit Facility, and outstanding amendment fees in the amount of $580,000. The interest rate in effect on June 30, 2004 was 6.25% for the Term Loan and the Revolving Credit Facility.

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

         The November 28, 2003 amendment extended the Facility to December 31, 2004, required that the term loan be paid off, divided the $6,000,000 revolving credit facility into a $4,000,000 New Term Loan and a $2,000,000 Revolving Credit Facility. The Amendment also included no limitations as to availability, eliminated the LIBOR option and provided for interest at the bank's Base Rate plus an applicable margin. Commencing March 1, 2004, the Amendment mandated monthly prepayments of the principal on the New Term Loan. The Amendment also allowed the prepayment of the Seller Notes with cash infused as equity. If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, and the amount outstanding under the Facility becomes due and payable, the lender has the right to proceed against the collateral granted to it to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. The Company has guaranteed 100% of the loan. Should that foreclosure occur the Company would have no further operations. For further discussion of the consequences of a failure to pay the Facility upon maturity, see "Liquidity Issues" below. As of August 6, 2004 there were outstanding balances of approximately $3,580,000 under the Term Loan and $160,830 under the Revolving Credit Facility.

         THE SELLER NOTES


         In connection with the purchase of Willey Brothers in January 2001, the Company issued two convertible promissory notes, each in the principal amount of $1,000,000 (the "$2 Million Notes"), and two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$7.5 Million Notes," together with the $2.0 Million Notes, the "Seller Notes"). On January 20, 2004, the Company entered into a new agreement with the former shareholders of Willey Brothers (the "Agreement"). The Agreement provided for, among other things, the cancellation and forgiveness of certain debt including the $7.5 Million Notes and the $2.0 Million Notes. Concurrent with the signing of the Agreement, two new 24-Month Notes were issued, each in the amount of $1,000,000 payable to the former shareholders of Willey Brothers, with the Company paying $1.0 Million toward satisfying the new notes simultaneously with the issuance of same. The $7.5 Million Seller Notes were cancelled and forgiven along with all accrued unpaid interest on the notes of approximately $844,000. The balance of the 24-Month Notes was repaid in two equal installments of $500,000 each on April 15, 2004 and July 15, 2004. Upon payment in full of the 24-Month Notes, the $2.0 Million Notes and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at June 30, 2004) were cancelled and forgiven and the accrued unpaid earn-out of $500,000 was forgiven and no further earn-out would accrue.




         THE WILLEY SUBORDINATED NOTE PAYABLE


         On October 22, 2001, Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows: 12% on the accreted principal amount, payable in cash quarterly, and 4% on the accreted principal amount, added to principal ("PIK amount"). The balance of the note at June 30, 2004 was $5,521,738 including PIK interest of $6858,897 and less the aggregate discount on notes payable of $232,000. On January 7, 2004, when the closing price of the Company's common stock was $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the principal (the "PIK Amount").

         The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, the Company issued a common stock purchase warrant (the "Put Warrant") to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Put Warrant expires October 22, 2011 and can be put to the Company after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. Pursuant to a letter agreement dated October 9, 2002 between the noteholder and Willey Brothers, the noteholder waived its rights to demand immediate payment of the Willey Subordinated Note Payable and to put the Put Warrant to Willey Brothers, which rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer. In consideration for the extension of an interest payment due date, on September 30, 2003 the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at an exercise price of $0.24, the closing price on the date of issuance, on terms similar to the Put Warrant. The Company has received waivers from certain financial covenants through December 31, 2004. At June 30, 2004 the Company had a long-term liability of approximately $220,000 related to the Put Warrant.

LIQUIDITY ISSUES


         On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock. The proceeds from the private placement were used to reduce certain debt and obligations as described below and repay the balance of the term loan. The balance of the proceeds were used for working capital.

         On January 20, 2004, in conjunction with the closing of the first traunch of the private placement, the Company entered into a new agreement with the former shareholders of Willey Brothers (the "Agreement") providing for, among other things, the cancellation and forgiveness of certain debt. Two new 24-Month Notes were issued, each in the amount of $1,000,000, payable to the former shareholders of Willey Brothers. Concurrent with the issuance of the new notes, payment of $1.0 Million was made toward same. The $7.5 Million /Seller Notes were cancelled and forgiven along with all accrued unpaid interest on the notes of approximately $844,000. The $2.0 Million Seller Notes previously issued were maintained in escrow and were cancelled upon payment in full of the 24-Month Notes. The balance of the 24-Month Notes were repaid in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. Upon payment in full of the 24-Month Notes, all accrued, unpaid interest on the $2.0 Seller Notes (approximately $755,000 at June 30, 2004) was cancelled and forgiven and the accrued unpaid earn-out of $500,000 was forgiven and no further earn-out will accrue.

         On January 20, 2004, in conjunction with the private placement, the Company entered into a Surrender Agreement with its Landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to pay to the landlord an aggregate of $800,000 and issue to the Landlord 500,000 shares of restricted common stock of the Company with cost free piggyback registration rights. $500,000 was paid upon signing the Agreement. The balance of the fee is to be paid in three equal installments of $100,000 each. The first payment was made on March 1, 2004, with the remaining payments being due on September 1, 2004 and March 1, 2005. In the event the Company's common stock maintains a closing price of $3.00 or more for any five consecutive trading days prior to March 1, 2005, the Company will not be obligated to make the final payment to the landlord under the surrender agreement. The shares were valued at $0.55 per share, the closing price of the stock on February 9, 2004, the date the stock was issued. The terminated lease had an expiration date of December 31, 2009 with minimum lease rentals of approximately $637,000 in 2004 and $671,000 annually through 2009.

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



RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         REVENUES. Revenues from operations increased approximately $10,600,000, or 65%, to $26,970,000 for the six months ended June 30, 2004 from $16,371,000 for the six months ended June 30, 2003. This increase is due to an increase in orders for the current year.

         COST OF REVENUES. Cost of revenues from operations increased approximately $4,883,000 or 35%, to $18,950,000 (70% of net revenues), for the six months ended June 30, 2004 from $14,067,000 (86% of net revenues) for the six months ended June 30, 2003. This increase in cost of revenues was primarily due to the increase in sales. The decrease in costs as a percentage of revenue is primarily attributable to the product mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from operations decreased approximately $265,000, to $5,155,000 for the six months ended June 30, 2004 from $4,890,000 for the six months ended June 30, 2003. This decrease is primarily attributable to the lease settlement (See Note "H" in the accompanying financial statements, Part 1, Item
1) and leveraging our cost structure relative to sales growth.

         OPERATING INCOME. Operating income from operations increased approximately $5,982,000 to $3,131,000 for the six months ended June 30, 2004, from a loss of $2,851,000 for the six months ended June 30, 2003. This increase in the operating income is primarily due to the increase in revenue in the Merchandising division with its corresponding higher profit margin and the leveraging of our cost structure relative to sales to reduce our selling, general and administrative expenses .

         OTHER INCOME (EXPENSE). Other Income/(Expense) consisted of interest expense, gain on the forgiveness of debt, and the settlement of a lawsuit.

         Interest expense decreased approximately $541,000 to $389,000 for the six months ended June 30, 2004 from $930,000 for the six months ended June 30, 2003. This decrease is attributable to a reduction in the term loan, the line of credit and the restructuring of the subordinate debt.

         Due to an agreement with the former Willey Brothers shareholders (See Note E(2)) debt was forgiven and a gain was recognized of approximately $8,326,000 for the six months ended June 30, 2004. Due to the settlement of a lawsuit, additional expense of approximately $227,000 was recognized in June 2003.

         NET INCOME (LOSS). Income increased approximately $15,076,000 to $11,068,000 for the six months ended June 30, 2004 from a loss of $4,008,000 for the six months ended June 30, 2003. This improvement is due to the increase in revenue, leveraging our cost structure relative to sales growth and gain on forgiveness of debt.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         REVENUES. Revenues from operations increased approximately $4,413,000, or 64%, to $11,294,000 for the three months ended June 30, 2004 from $6,882,000 for the three months ended June 30, 2003. This increase is due to an increase in orders for the current year.

         COST OF REVENUES. Cost of revenues from operations increased approximately $1,448,000 or 23%, to $7,683,000 (68% of net revenues), for the three months ended June 30, 2004 from $6,235,000 (91% of net revenues) for the three months ended June 30, 2003. This increase was due primarily to increased revenues. While there was an increase in overall cost of revenues, the actual percentage as related to revenue decreased due to the change in product mix.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from operations increased approximately $61,000, or 3%, to $2,366,000 for the three months ended June 30, 2004 from $2,305,000 for the three months ended June 30, 2003. This increase is primarily attributable to increased trade show activity and the use of consultants.

         OPERATING INCOME. Operating income from operations increased approximately $2,904,000 to $1,245,000 for the three months ended June 30, 2004, from a loss of $1,659,000 for the three months ended June 30, 2003. This increase in the operating income is primarily due to the increase in revenue in the Merchandising division with its corresponding higher profit margin and the leveraging of our cost structure relative to sales to reduce our selling, general and administrative expenses.


         OTHER INCOME (EXPENSE). Other Income/(Expense) consisted of interest expense and the loss on the sale of assets of approximately $38,000 during the three months ended June 30, 2003.

         Interest expense decreased approximately $269,000 or 56%, to $214,000 for the three months ended June 30, 2004 from $483,000 for the three months ended June 30, 2003. This decrease is attributable to a reduction in the term loan, the line of credit and the restructuring of the subordinate debt.

         NET INCOME (LOSS). Income increased approximately $3,211,000 to $1,031,000 for the three months ended June 30, 2004 from a loss of $2,180,000 for the three months ended June 30, 2003. This improvement is due to the increase in revenue and leveraging our cost structure relative to sales growth.


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

         The table below provides information on our market sensitive financial instruments as of June 30, 2004.



                                                       Interest Rate at
                              Principal Balance          June 30, 2004
                              -----------------          -------------

Term Loan                       $ 3,720,000                 6.25%
Revolving Credit Facility         1,364,797                 6.25%






ITEM 4.     CONTROLS AND PROCEDURES


         Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



            PART II - OTHER INFORMATION


ITEM 5 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its 2004 Annual Meeting of Stockholders by Information Statement on June 28, 2004 with the following proposals being submitted:

1. To elect three directors of the Company to hold office under the Company's staggered terms for directors and until their successors are elected and have been qualified.

2. To ratify the adoption of the 2004 Incentive Plan and to authorized 5,000,000 shares of Common Stock to be issued thereunder.

3. To ratify the Audit Committee and the Board of Directors appointment of Goldstein and Morris, Certified Public Accountants, as independent auditors for the fiscal year ending December 31, 2004.


         The record date for determining stockholders eligible to vote at the meeting was May 20, 2004. On the record date, there were 31,613,554 shares of the Company's common stock outstanding and eligible to vote. There were present at the meeting 16,984,089 shares, representing 53.72% of the common stock outstanding.

         Each nominee for the Board of Directors was re-elected at the 2004 Annual Meeting. The following number of votes was cast for and against each nominee.


                                                     For             Against

Anthony J. Cataldo - three year term              16,984,089            0
James F. Brooks - two year term                   16,984,089            0
F. Weldon Chitwood - one year term                16,984,089            0




         The stockholders also approved the two remaining proposals. The following votes were tabulated.


                                For                Against           Abstain

Proposal 2                  16,984,089               0                 0
Proposal 3                  16,984,089               0                 0








ITEM 6.  OTHER INFORMATION.


         On April 26, 2004, Chief Financial Officer Sharon Burd resigned and Suzanne Verrill was appointed the new Chief Financial Officer.

         On May 12, 2004, the Securities and Exchange Commission declared the Company's Form S-1 Registration Statement (File No. 333-114774) registering an aggregate of 20,782,923 shares of common stock for resale effective.

         On June 28, 2004, an aggregate of 2,000,000 options to purchase common stock at $0.53 per share were granted to two directors. All options vested immediately upon grant and are exercisable for five years.

         On July 6, 2004, the Company issued a $1.0 Million unsecured subordinated promissory note to an unaffiliated party. The note bears interest at 12% per annum and is payable ninety days from date of issuance. The Company also issued the note holder three year warrants to purchase 500,000 shares of common stock exercisable at $0.68 per share, the fair market value of the Company's common stock as of the date of grant. The Company may at its option extend the term of up to $500,000 of the note for an additional ninety days. Should the Company elect to extend the repayment of a portion of the note, it will be required to issue an additional 250,000 three year warrants to the note holder with an exercise price of the lesser of the exercise price of the original warrant to purchase 500,000 shares or the closing price of the Company's Common Stock as of the initial maturity date for the subordinated promissory note. The Company has provided the note holders registration rights for the warrant shares.

         On July 14, 2004, the Company made the final payment of $500,000 under its amended agreement with the former shareholders of Willey Brothers previously entered into on January 20, 2004 (See Note E(2)). The amended agreement required the Company to make payment of $2 Million in the aggregate to the former shareholders of Willey Brothers in satisfaction of two 24-month notes that were issued concurrently with the Company's entering into the amended agreement. Upon entering into the amended agreement and the issuance of the new 24-month notes, among other things, the previously issued $7.5 Million Notes and accrued unpaid interest of approximately $844,000 was cancelled and forgiven. The $7.5 Million Notes were previously issued to the former shareholders of Willey Brothers in conjunction with $2.0 Million Seller Notes in the Company's January 2001 purchase of Willey Brothers. Upon payment in full of the 24-Month Notes on July 14, 2004, the $2.0 Million previously issued Seller Notes and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at June 30, 2004) was cancelled and forgiven and the accrued unpaid earn-out of $500,000 under the purchase agreement with the former shareholders of Willey Brothers was forgiven and no further earn-out will accrue.

         On August 13, 2004, the Company entered into amendments to agreements with certain executive officers and directors. Specifically, the employment agreement with James F. Brooks, the Company's Chief Executive Officer, was amended and extended an additional 3 years from the date of the amended agreement. Under the amended agreement, Mr. Brooks will continue to receive annual compensation of $300,000 as well as remain eligible to participate and receive customary benefits offered by the Company to all employees. In addition to serving as Chief Executive Officer, under the amended agreement, Mr. Brooks has also assumed the roles of President and Corporate Secretary for the Company and its wholly owned subsidiary Willey Brothers, Inc. The agreement contains a change of control provision if invoked entitle Mr. Brooks to receive all payments due to him under the agreement at said time. In addition to the amendment and extension of Mr. Brooks agreement, the Company also entered into an emended agreement with its chairman, Anthony J. Cataldo, whereby the term of the agreement was extended an additional 3 years from the date of the amended agreement. The agreement also contains a change of control provision identical to that of the amended agreement for Mr. Brooks. Both agreements were adopted by the Board of Directors upon recommendation of the Company's Compensation Committee. Messrs. Brooks and Cataldo recused themselves from all discussions related to their respective amended agreements.

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a) The following exhibits are included herewith unless otherwise indicated:


     10.1 Unsecured Subordinated Promissory Note between the Company and Longview Fund L.P. dated July 6, 2004

     10.2 Common Stock Purchase Warrant, dated asd of July 6, 2004, between the Company and Longview Fund L.P.

     10.3 Employment Agreement dated as of August 13, 2004 between the Company and James F. Brooks.

     10.4 Agreement dated as of August 13, 2004 between the Company and Anthony J. Cataldo.

     31.1 Certification of Chief Executive Officer Pursuant to 17 C.F.R. 240.13a-14(a),as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14(a),as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (I) The Company's Current Report on Form 8-K dated April 28, 2004 (filed April 28, 2004), reporting the issuance of a press release announcing the unaudited financial results for the first quarter ended March 31, 2004.





     (b) The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:


          The Company's Current Report on Form 8-K dated April 28, 2004 (filed
    (l) April 28, 2004), reporting the issuance of a press release announcing the undated financial results for the first quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated August 16, 2004





                                                    BRANDPARTNERS GROUP, INC.




                                                    By:  /S/ JAMES F. BROOKS
                                                         ---------------------
                                                         James F. Brooks
                                                         Chief Executive Officer





                                                    By: /S/ SUZANNE VERRILL
                                                        --------------------
                                                        Suzanne Verrill
                                                        Chief Financial Officer