Form 10-Q
period 2004-09-30
BRANDPARTNERS GROUP INC
filed 2004-11-16
CIK 798600

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

         OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to _______________

                         Commission File Number 0-16530


                            BRANDPARTNERS GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                               13-3236325
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

                   10 MAIN ST., ROCHESTER, NEW HAMPSHIRE 03839
                    (Address of Principal Executive Offices)

                                 (603) 335-1400
               Registrant's Telephone number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ___X___       No ________


Indicate by check mark whether the registrant is an accelerated filer.

Yes     ______        No ____X____


The number of shares of common stock outstanding on November 9, 2004 was 32,395,554.

                            BRANDPARTNERS GROUP, INC.
                                TABLE OF CONTENTS



Part I   Financial Statements

     Item 1   Financial Statements

         Consolidated Balance Sheets
              September 30, 2004 (unaudited) and December 21, 2003     3

         Consolidated Statements of Operations (unaudited) for the
              Nine and Three Months Ended September 30, 2004 and 2003  4

         Consolidated Statements of Cash Flows (unaudited) for the Nine
              Months Ended September 30, 2004                          5

         Notes of Consolidated Financial Statements                    6

     Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 15

     Item 3   Quantitative and Qualitative Disclosures about
                  Market Risk                                         25

     Item 4   Controls and Procedures                                 25

Part II  Other Information

     Item 5   Other Information                                       25

     Item 6   Exhibits

Part I   Financial Statements
     Item 1   Financial Information



                    BrandPartners Group, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS



                       ASSETS                                  September 30, 2004  December 31, 2003*
                       ------                                  ------------------  ------------------
                                                                     (unaudited)

Cash                                                                 $    483,489    $    413,946
Accounts receivable,net of allowance for
     doubtful accounts of $230,000 and $186,000                         5,787,226       5,956,610
Costs and estimated earnings in excess of billings                      1,468,102       1,854,886
Inventories                                                             1,902,464         969,020
Prepaid expenses and other current assets                                 445,409         541,635
                                                                     ------------    ------------
         Total current assets                                          10,086,690       9,736,097

Property and equipment, net                                             1,438,309       1,486,551
Goodwill                                                               24,271,969      24,271,969
Deferred financing costs                                                  227,579         304,126
Other assets                                                              286,635          34,911
                                                                     ------------    ------------

         Total assets                                                $ 36,311,182    $ 35,833,654
                                                                     ============    ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable and accrued expenses                           $  8,046,601    $  9,345,621
     Billings in excess of cost and estimated earnings                  2,786,256       6,333,235
     Current maturities, long term debt                                      --         2,000,000
     Short term debt                                                    4,135,000       4,557,486
     Other current liabilities                                             28,750       1,600,848
                                                                     ------------    ------------
         Total current liabilities                                     14,996,607      23,837,190
                                                                     ------------    ------------

Long term debt, net of current maturities                               5,538,787      13,327,668
                                                                     ------------    ------------

Stockholders' equity (deficit)
     Preferred stock, $.01 par value; 20,000,000 shares
         authorized; none outstanding                                        --              --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; issued 32,395,554 and 18,163,553                     323,966         181,636
     Additional paid in capital                                        44,463,322      40,634,822
     Accumulated deficit                                              (28,699,000)    (41,835,162)
     Treasury stock                                                      (312,500)       (312,500)
                                                                     ------------    ------------

         Total stockholders' equity (deficit)                          15,775,788      (1,331,204)
                                                                     ------------    ------------

         Total liabilities and stockholders' equity (deficit)        $ 36,311,182    $ 35,833,654
                                                                     ============    ============

*    Reclassified for comparative purposes
     The accompanying notes are an integral part of these financial statements.


                            BrandPartners Group, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS







                                            9 Months Ended    9 Months Ended  3 Months Ended  3 Months Ended
                                             September 30      September 30    September 30    September 30
                                                 2004              2003*           2004*           2003*
                                              (unaudited)       (unaudited)     (unaudited)     (unaudited)
                                              -----------       -----------     -----------     -----------


Revenues                                      $ 38,674,988    $ 24,125,178    $ 11,704,512     $ 7,754,648
                                              ------------   -------------    ------------     -----------

Costs and expenses
     Cost of revenues                           27,415,352      21,733,399       8,432,334       7,666,800
     Selling, general and administrative         6,410,400       7,766,727       1,598,532       2,632,214
                                              ------------    ------------    ------------    ------------

        Total expenses                          33,825,752      29,500,126      10,030,866      10,299,014
                                              ------------    ------------    ------------    ------------

        Operating income (loss)                  4,849,236      (5,374,948)      1,673,646      (2,544,366)
                                              ------------    ------------    ------------    ------------

     OTHER INCOME (EXPENSE)
        Interest expense, net                     (793,721)     (1,396,041)       (360,075)       (445,912)
        Gain on forgiveness of debt              9,080,647            --           754,596            --
        Settlement of lawsuit                         --          (227,220)           --              --
                                              ------------    ------------    ------------    ------------
           Total other income (expense)          8,286,926      (1,623,261)        394,521        (445,912)
                                              ------------    ------------    ------------    ------------


        NET INCOME (LOSS)                     $ 13,136,162    $ (6,998,209)   $  2,068,167    $ (2,990,278)
                                              ============    ============    ============    ============


Basic and diluted earnings (loss) per share
     Basic                                    $       0.45    $      (0.38)   $       0.07    $      (0.16)
     Diluted                                  $       0.37    $      (0.38)   $       0.06    $      (0.16)

Weighted - average shares outstanding
     Basic                                      29,489,899      18,468,553      31,634,663      18,468,553
     Diluted                                    35,299,757      18,468,553      36,990,736      18,468,553


*    RECLASSIFIED FOR COMPARATIVE PURPOSES



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                    BrandPartners Group, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2004 and 2003





                                                                        2004            2003*
                                                                     ------------    ------------
                                                                     (unaudited)     (unaudited)

Cash flows from operating activities
        Net income (loss)                                           $ 13,136,162    $ (6,998,209)

Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities
        Depreciation and amortization                                    442,047         673,017
        Forgiveness of long term debt                                 (9,080,647)           --
        Amortization of discount on notes payable                           --            63,112
        Settlement of lawsuit                                               --            77,220
        Provision for doubtful accounts                                 (219,528)           --
        Non-cash compensation                                             81,300          12,500
        Allowance for obsolete inventory                                                 890,000
        Warrant interest                                                 105,000
        (Gain) loss on derivative transaction                                               (202)
        Loss on sale of assets                                                            37,818

        Changes in operating assets and liabilities

              Accounts receivable                                        169,384       2,301,341
              Costs and estimated earnings in excess of billings         386,784       4,959,926
              Inventories                                               (933,444)         18,367
              Prepaid expenses and other current assets                   96,226         493,811
              Other assets                                                (1,724)          8,616
              Accounts payable and accrued expenses                   (1,842,215)     (8,352,497)
              Other current liabilities                                  235,902       1,687,915
              Billings in excess of costs and estimated earnings      (3,546,979)      3,471,711
                                                                    ------------    ------------

              Net cash provided by (used in) operating activities     (  971,732)       (655,554)
                                                                    ------------    ------------

Cash flows from investing activities

        Purchase of Membership Interest                                 (250,000)
        Acquisition of equipment                                        (317,258)       (219,464)
                                                                    ------------    ------------

              Net cash provided by (used in) investing activities       (567,258)       (219,464)
                                                                    ------------    ------------

Cash flows from financing activities


        Net borrowings on short term debt                                (72,486)        440,965
        Net borrowings on long term debt                              (1,913,881)     (1,182,766)
        Proceeds from short term debt                                    625,000
        Proceeds from exercise of options                                 75,000
        Proceeds from private placement of equity, net of costs        2,895,000            --
                                                                    ------------    ------------

              Net cash provided by (used in) financing activities      1,608,633        (741,801)
                                                                    ------------    ------------
              NET INCREASE (DECREASE) IN CASH                             69,643      (1,616,819)

Cash, beginning of period                                                413,946       2,167,924
                                                                    ------------    ------------

Cash, end of period                                                 $    483,589    $    551,105
                                                                    ============    ============

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                    $    328,565    $    792,786
                                                                    ============    ============


*   Reclassified for comparative purposes





The accompanying notes are an integral part of the financial statements.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. ("BrandPartners") and Subsidiary (the "Company") have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2003 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its sole subsidiary, Willey Brothers, Inc., ("Willey Brothers"). Through Willey Brothers, the Company provides services and products to the financial services industry, consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs.

The consolidated financial statements for the nine months ended September 30, 2004 and 2003 include the accounts of BrandPartners and its wholly owned subsidiary, Willey Brothers. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior year have been reclassified to conform to the current period presentation.


NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net asset acquired and has been amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts periodic reviews of the value of its goodwill for potential impairment. For the nine months and three months ended September 30, 2004 and 2003, no impairments were present and no indications of impairment were identified.

                    BrandPartners Group, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and hot to apply the two-class method of of computing earnings per share once it is determined that a security if participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2003. The adoption of EITF 03-06 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2003, FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post Retirement benefits" ("SFAS 132R"). SFAS 132R revises the disclosures for pension plans and other post retirement benefit plans. The adoption of this statement does not impact the Company's historical or present financial statements.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") no. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's result of operations or financial position.


NOTE D - SHORT TERM DEBT

Short-Term Debt consists of the following:

                                     September 30, 2004    December 31, 2003
                                     ------------------    -----------------
                                          (unaudited)

Revolving credit facility (1)                      $ -           $ 3,666,441
Bank Term Loan (1)                           3,510,000               541,045
Note Payable (2)                               625,000                     -
Notes Payable (3)                                    -               350,000
                                      ----------------       ---------------
Total Short Term Debt                      $ 4,135,000           $ 4,557,486
                                 ============================================

                    BrandPartners Group, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE D - SHORT TERM DEBT (continued)



(1) On November 28, 2003, the Company renegotiated its agreement with its commercial lender for a new credit facility ("Facility"), which includes a term loan and a revolving credit facility. As part of this agreement, the previous term loan balance was paid off on January 2, 2004 and the revolving credit facility of $6,000,000 was divided into a New Term Loan of $4,000,000 and a revolving credit facility of $2,000,000. Interest is calculated at the bank's Base Rate plus an applicable margin. The interest rate in effect on September 30, 2004 was 6.50%. The Facility requires monthly principal payments of $70,000, which commenced March 1, 2004. The Facility matures on December 31, 2004.

     (2) On July 6, 2004, the Company negotiated an unsecured subordinated promissory note for $1,000,000. The note was payable on October 4, 2004; however, 50% of the note could be extended to January 3, 2005. The stated interest rate was 12% per annum. With the issuance of the note, a three (3) year Common Stock Purchase Warrant (Purchase Warrant) was issued to purchase up to 500,000 shares of the Company's common stock. The exercise price of the Warrant Shares was $.68, the closing price of the stock on the date of the issuance of the Note. Based on a Black-Scholes valuation of the warrants, $105,000 of interest expense was expensed during this period. On September 29, 2004, the Note and the Purchase Warrant were cancelled. In consideration of the cancellation of the Original Note, a new unsecured subordinated promissory note in the amount of $625,000 was issued, with interest accruing at a rate of 12% per annum. The Company also issued 750,000 restricted shares of common stock for the sum of $375,000, which was applied as partial payment to the Original Note. The stock was issued on September 29, 2004. The price of the stock on the date of issuance was $0.63 per share. The New Note matures on January 6, 2005. The proceeds from the note were used for working capital purposes.

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

                    BrandPartners Group, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE E - LONG TERM DEBT

Long-Term Debt consists of the following:


                                         September 30, 2004   December 31, 2003
                                         ------------------   -----------------
                                          (unaudited)

Subordinated Note, net of discount (1)           $ 5,318,439      $ 5,232,320
Put Warrant Liability (1)                            220,348          220,348
Note to Former Shareholders (2)                            -        9,500,000
Lease Settlement (See Note H)                              -          375,000
                                                 -----------     ------------
                                                   5,538,787       15,327,668

Less current maturities                                    -        2,000,000
                                                 -----------     ------------

                                                 $ 5,538,787     $ 13,327,668
                                       ======================================



(1)A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 to an unrelated third party. The note bears interest at 16% per annum - 12% payable quarterly in cash and 4% added to the unpaid principal ("PIK amount"). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2003 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum -8% payable in cash quarterly and 2% added to the principal ("PIK amount"). At September 30, 2004 and 2003, the Company had a liability of $220,248 related to the Put Warrant.

   Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase the common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and can be put to the Company after the fifth year. The transaction has been treated as a debt discount and is being amortized to interest expense over the term of the note. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income or loss. At December 31, 2003 and 2001, the Company recorded put warrant losses of $164,000 and $102,000, respectively, and recorded a put warrant gain of $384,000 at December 31,

                    BrandPartners Group, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE E - LONG TERM DEBT (continued)


   2002. At December 31, 2003, 2002 and 2001, the Company had a liability of approximately $220,000, $56,000 and $440,000, respectively, related to the Put Warrant. In consideration for the extension of an interest payment date, on September 30, 2002, the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at $0.24 per share, the closing price of the Company's common stock on the date of issue, on the same terms as the Put Warrant.

(2) The $7,500,000 notes payable were issued to the former shareholders of Willey Brothers. On January 20, 2004, the Company entered into an amended agreement with the former shareholders of Willey Brothers providing for, among other things, the cancellation and forgiveness of the $7.5 Million Notes. Upon the signing of the Agreement, two promissory notes were issued, each in the amount of $1,000,000, payable to the former shareholders of Willey Brothers. The $7.5 Million Notes were cancelled and forgiven along with all accrued unpaid interest of approximately $844,000. The balance of the promissory notes was repaid with the payment of $1.0 Million in the aggregate upon issuance of the notes and in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. Upon payment in full of the promissory notes, the $2.0 Seller Notes and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at September 30, 2004) was cancelled and forgiven and the accrued unpaid earn-out of $500,000 was forgiven. No further earn-out will accrue. Total gain on forgiveness of debt was approximately $9.1 Million. Recovery of the earn-out expense was part of the general and administrative expense.

NOTE F - FORGIVENESS OF LONG TERM DEBT

The Company recorded a gain on the forgiveness of debt. See Note E (2).


NOTE G - SIGNIFICANT CUSTOMERS

Since Willey Brothers is a contract driven company, significant customers change period to period. For the nine months ended September 30, 2004, one customer accounted for approximately 18% of the Company's revenues. For the three months ended September 30, 2004, three customers accounted for approximately 38%, 17% and 14% of the Company's revenues, respectively.

For the nine months ended September 30, 2003, one customer accounted for approximately 21% of the Company's revenues. For the three months ended September 30, 2003, six customers accounted for approximately 17%, 17%, 16%, 15%, 15% and 12% of the Company's revenues, respectively.

                    BrandPartners Group, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE H - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

On September 29, 2004 and August 2, 2004, 20,000 and 12,000 shares of common stock of the Company, respectively, were issued to an unrelated party for services rendered. The shares were accounted for at the share price on the date of issuance by charging expense and increasing additional paid in capital.

On May 12, 2004, the Company issued 100,000 options to a consultant in consideration of services to be provided to the Company and its subsidiary during 2004. The options have a Black-Scholes valuation of approximately $73,000. The transaction was accounting for by charging consulting expense and crediting additional paid in capital.

On January 20, 2004, the Company entered into a surrender agreement with its landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to pay to the landlord an aggregate of $800,000 and issue to the landlord 500,000 shares of restricted common stock of the Company with cost-free piggyback registration rights. $500,000 was paid upon the signing of the agreement. $200,000 of the balance was paid on March 1, 2004, September 1, 2004 with an additional $100,000 due on March 1, 2005. The shares were valued at $0.55 per share. In the event the Company's common stock maintains a closing price of $3.00 or more for any five consecutive trading days prior to March 1, 2005, the Company will not be obligated to make the final payment to the landlord under the surrender agreement. The terminated lease expires December 31, 2009 with minimum lease rentals of approximately $647,000 in 2004 and $671,000 annually thereafter, through 2009. At December 31, 2003, the Company recorded a charge of $1,075,000 related to the terminated lease.

On November 7, 2003, the Company executed two promissory notes payable to third parties for the aggregate amount of $350,000. The notes bore interest at 5% per annum and were payable on demand. The proceeds from the notes were used for working capital purposes. In January 2004, the note holders converted their notes into subscriptions in the Company's private placement and were subsequently issued 1,750,000 shares of the Company's common stock.

On May 12, 2003, the Company issued 300,000 options to Rebot Corporation in settlement of a lawsuit against the Company. The options have a Black-Scholes valuation of approximately $77,220. The transaction was accounted for by charging other expense and increasing additional paid in capital.

                    BrandPartners Group, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE I - COMMITMENTS AND CONTINGENCIES

On January 16, 2001, the Company acquired 100% of the stock of Willey Brothers. The terms of the acquisition provided for additional consideration to be paid if the earnings of Willey Brothers exceeded certain targeted levels through the year 2005 (the "Earn-Out"). The aggregate maximum amount of contingent consideration was $1,800,000. The additional consideration was payable in cash at the end of each fiscal year subject to Willey Brothers' compliance with certain bank reporting and covenant requirements. The amounts paid for contingent consideration was to be expensed. As of June 30, 2004, the Company had a liability related to the year 2001. A liability for the years ended December 31, 2003 and 2002 was not recorded as the terms of the Earn-Out were not met.

On January 20, 2004, the Company entered into an amended agreement with the former shareholders [see Note E (2)]. As part of that Agreement, the Earn-Out was forgiven with the satisfaction of the promissory notes, which were paid on January 20, 2004, April 15, 2004 and in full on July 14, 2004, with no additional Earn-Out accruing.

On September 21, 2004, the Company purchased a 15% Membership Interest in an unrelated third party for $250,000. The purchase price was based on a "Per Unit Price" equal to $16,666.66 for each one percent (1%) of the purchased interest. Under the agreement, the Company delivered 50% of the purchase price at closing, with the balance to be paid within forty-five (45) days after closing. The payment was made on November 5, 2004. No further capitalization is required.


NOTE J - STOCK BASED COMPENSATION

On June 28, 2004, the Chairman of the Board and the Chief Executive Officer were granted 1,000,000 options each to purchase the Company's common stock for a total of 2,000,000 options at $0.53 per share, which was the share price at the time of the grant. The options vested immediately and expire five years from the date of issuance.

On September 10, 2004, an employee of the Company was granted 500,000 options to purchase the Company's common stock at $0.54 per share, which was the share price at the time of the grant. The options invested immediately and expire five years from the date of issuance.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company disclosed information

                    BrandPartners Group, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE J - STOCK BASED COMPENSATION - continued

relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The following table illustrates the effect on net income and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant.

Using the Black-Scholes option pricing model with the following assumptions used for grants in the nine and three months of 2004 and 2003, respectively: 1) average expected volatility of 165.5% and 121.3%, 2) average risk-free interest rates of 2.97% and 2.97% and 3) expected lives of five years for the nine months ended September 30, 2004.




                                            9 Months Ended  9 Months Ended  3 Months Ended      3 Months Ended
                                            Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004      Sept. 30, 2003
                                            --------------  --------------  --------------      --------------
                                             (unaudited)      (unaudited)     (unaudited)        (unaudited)
(unaudited) (unaudited)

Net income (loss)
         As reported                          $ 13,136,162    $ (6,998,209)    $ 2,173,167        $ (2,990,278)
         Stock based compensation expense        1,260,100       1,095,696         253,900             163,420

         Pro forma                            $ 11,876,062    $ (8,093,905)    $ 1,919,267        $ (3,153,698)
                                              ============    ============     ===========        ============

Weighted-average shares outstanding
         Basic                                  29,489,899      18,468,553      31,634,663          18,468,553
         Diluted                                35,299,757      18,468,553      36,990,736          18,468,553

Net earnings (loss) per share
         As reported
         Basic                                      $ 0.45         $ (0.38)         $ 0.07             $ (0.16)
         Diluted                                    $ 0.37         $ (0.38)         $ 0.06             $ (0.16)

         Pro forma
         Basic                                      $ 0.40         $ (0.44)         $ 0.06             $ (0.17)
         Diluted                                    $ 0.34         $ (0.44)         $ 0.05             $ (0.17)



                    BrandPartners Group, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE K - INCOME TAXES

For the quarter ended September 30, 2004, income taxes of approximately $5,320,000 were offset by net operating loss carry-forwards. At December 31, 2003, the Company had net operating loss carry-forwards of approximately $17.1 million, which expire at various dates through 2023, available to offset future taxable income. At December 31, 2003, the Company had a deferred tax asset amounting to approximately $7.7 million. The deferred tax asset consisted primarily of net operating loss carry-forwards and has been fully offset by a valuation allowance of the same amount. Certain provisions of the tax law may limit the net operating loss carry-forwards available for use in any given year in the event of a significant change in ownership interest. The balance of the deferred tax asset at December 31, 2003 represents timing differences between book income and taxable income. Approximately $834,000 of the estimated net operating loss carry-forwards available at December 31, 2003 will expire in 2004.


NOTE L - STOCKHOLDERS' EQUITY

On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock. The proceeds from the private placement were used to reduce certain debt and obligations, repay the balance of a term loan, and for working capital.


NOTE N - SUBSEQUENT EVENTS

On October 20, 2004, Goldstein and Morris, Certified Public Accountants, P.C., resigned as auditors for the Company and were replaced by Michael F. Albanese, CPA ("Albanese") to audit the consolidated financial statements of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had a working capital deficit (current assets, less current liabilities) of $4,910,000, stockholders' equity of $15,776,000 and a current ratio (current assets to current liabilities) of approximately .673. At December 31, 2003, the Company had a working capital deficit of $14,100,000, stockholders' deficit of $1,331,203 and a working capital ratio of approximately .41:1. The decrease in the working capital deficit was due to the restructuring of the debt and the terms of the Company's debt instruments. This includes the consequences of any failure to pay such debt at maturity and is discussed in more detail in "Indebtedness" and "Liquidity Issues" below.

In August 2003, Willey Brothers received a federal tax refund in the amount of approximately $1.2 million, arising from the carry-back of Willey Brothers' 2002 income tax loss. The proceeds of the refund were used for working capital purposes.

On November 7, 2003, the Company executed two promissory notes for the aggregate amount of $350,000. The notes were at a rate of five percent (5%) interest. The notes were due December 9, 2003 and were extended to February 9, 2004. The proceeds from the notes was used for working capital. The notes were converted to stock in January 2004.

As of September 30, 2004, the Company had cash of $483,489. As of December 31, 2003, the Company had cash of $413,946.

For the nine months ended September 30, 2004 and 2003, net cash (used in) operating activities was $(971,732) and $(655,554), respectively. Net cash (used in) investing activities was $(567,258) and $(219,464), respectively, and net cash provided by (used in) financing activities was $1,608,633 and $(741,801), respectively.


INDEBTEDNESS

THE WILLEY BROTHERS FACILITY

On January 11, 2001, the Company's wholly owned subsidiary, Willey Brothers, established a loan facility (the "Facility") with a third party. The Facility consisted of:

o    $8,000,000 term loan (the "Term Loan")
o    $6,000,000 revolving credit facility (the "Revolving Credit Facility").

The Facility bore interest at the borrower's option at a rate per annum equal to either the bank's base rate plus the applicable margin or LIBOR plus the application margin. As amended on November 28, 2003, the (the "Ninth Amendment"):

o    Term Loan was paid off on January 2, 2004

o Revolving Credit Facility was divided into a $4,000,000 New Term Loan and a $2,000,000 Revolving Credit Facility.

The Amendment also included no limitations as to availability, eliminated the LIBOR option and provided for interest at the bank's Base Rate plus an applicable margin.

As of September 30, 2004, there was:

o    $3,510,000 outstanding under the Term Loan

o    $0.00 outstanding under the Revolving Credit Facility

o    Outstanding amendment fees in the amount of $580,000

o Interest rate of 6.50% for both the Term Loan and Revolving Credit Facility.

The Facility has been amended by Amendment and Waiver Agreements dated May 21, 2001, October 22, 2001 and March 29, 2002, by Amendment Agreements dated September 25, 2002, December 20, 2002, March 18, 2003, August 21, 2003 and September 29, 2003 and by a letter agreement dated February 12, 2003. The various Amendments and Amendment and Waiver Agreements waive certain financial covenants for the remainder of the term, require the payment of amendment fees, limit the availability under the Revolving Credit Facility, place restrictions on the use of $4,000,000 of Willey Brothers' cash and restrict the payment of certain other obligations. The September 29, 2003 Amendment extended the facility and payment of the amendment fees to December 1, 2003 and increased the required pre-payments of principal. The December 20, 2002 Amendment permanently applied the $4,000,000 of cash restricted by the March 29, 2002 Amendment to the Term Loan. The February 12, 2003 letter agreement extended the payment date of the amendment fee until March 28, 2003. The March 18, 2003 Amendment extended the expiration of the Facility from March 21, 2003 until August 22, 2003, extended the payment of the amendment fee until such date, and mandated weekly pre-payments toward the balance of the Term Loan. The August 21, 2003 Amendment extended the expiration of the Facility from August 22, 2003 until September 29, 2003, extended the payment of the amendment fee until such date, and increased the amount of the weekly pre-payments toward the balance of the Term Loan mandated by the March 18, 2003 Amendment.

The November 28, 2003 Amendment:

o   Extended the Facility to December 31, 2004

o   Required that the term loan be paid off

o Divided the $6,000,000 revolving credit facility into a $4,000,000 New Term Loan and a $2,000,000 Revolving Credit Facility

o   Placed no limitations as to availability

o   Eliminated the LIBOR option

o   Provided for interest at the bank's Base Rate plus an applicable margin.

o   Required monthly prepayments of the principal commencing March 1, 2004.

o   Allowed prepayment of the Seller Notes with cash infused as equity.

  If for any reason Willey Brothers is unable to extend or refinance the Facility upon maturity, the amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of Willey Brothers and the Company's ownership interest in Willey Brothers. The Company has guaranteed 100% of the loan. Should that foreclosure occur, the Company would have no further operations. For further discussion of the consequences of a failure to pay the Facility upon maturity, see "Liquidity Issues" below.

As of November 6, 2004, there were outstanding balances of approximately $3,370,000 under the Term Loan and $0.00 under the Revolving Credit Facility.

THE SELLER NOTES

In connection with the purchase of Willey Brothers in January 2001, the Company issued two convertible promissory notes, each in the principal amount of $1,000,000 (the "$2 Million Notes"), and two subordinated convertible promissory notes, each in the principal amount of $3,750,000 (the "$7.5 Million Notes"). On January 20, 2004, the Company entered into a new agreement with the former shareholders of Willey Brothers (the "Agreement"). The Agreement provided for:

o    Cancellation and forgiveness of the $2 Million notes.

o Issuance of two new promissory notes, each in the amount of $1,000,000 payable to the former shareholders of Willey Brothers.

o    Cancellation and forgiveness of the $7.5 Million Notes

o Cancellation and forgiveness of the unpaid interest on the notes of approximately $844,000

The balance of the new promissory notes was repaid in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. Upon payment in full of the promissory notes, the $2.0 Million Notes and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at June 30, 2004) were cancelled and forgiven. The accrued unpaid earn-out of $500,000 was forgiven and no further earn-out will accrue.

THE WILLEY SUBORDINATED NOTE PAYABLE

On October 22, 2001, Willey Brothers issued a subordinated promissory note in the principal amount of $5,000,000 (the "Willey Subordinated Note Payable") to a third party. The note bears interest at 16% per annum payable as follows:

o  12% on accreted principal amount, payable in cash quarterly.

o  4% on the accreted principal amount, added to principal ("PIK amount")

The balance of the note at September 30, 2004 was $5,714,958, including PIK interest of $714,958. On January 7, 2004, when the closing price of the Company's common stock was $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years, commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the principal (the "PIK amount").

The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Willey Subordinated Note Payable, the Company issued a common stock purchase warrant (the "Put Warrant") to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Put Warrant expires on October 22, 2011 and can be put to the Company after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants.

Pursuant to a letter agreement dated October 9, 2002 between the note-holder and Willey Brothers, the note-holder waived its rights to demand immediate payment of the Willey Subordinated Note Payable and to put the Put Warrant to Willey Brothers. These rights had been triggered by the change in control resulting from the death of the Company's former Chairman and Chief Executive Officer.

On September 30, 2003, in consideration for the extension of an interest payment due date, the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at an exercise price of $0.24, the closing price on the date of issuance. The terms are similar to those on the Put Warrant.

The Company has received waivers from certain financial covenants through December 31, 2004. At September 30, 2004, the Company had a long-term liability of approximately $220,000 related to the Put Warrant.


LIQUIDITY ISSUES

On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock. The proceeds from the private placement were used to reduce certain debt and obligations as described below and to repay the balance of the term loan. The balance of the proceeds was used for working capital.

On January 20, 2004, in conjunction with the closing of the first traunch of the private placement, the Company entered into a new agreement with the former shareholders of Willey Brothers (the "Agreement"). The Agreement provided for, among other things:

o   $7.5 Million Seller Notes were cancelled and forgiven

o All accrued unpaid interest on the Seller Notes of approximately $844,000 was cancelled and forgiven

o $2.0 Million 24-Month Notes were maintained in escrow and were cancelled upon payment in full of the promissory notes.

o Two new promissory notes were issued, each in the amount of $1.0 million, payable to the former shareholders of Willey Brothers.

o Payment of $1.0 million was made to the former shareholders of Willey Brothers against one of the 24-Month Notes.

The balance of the new promissory notes was paid on April 15, 2004 and July 14, 2004. Upon payment in full of the promissory notes:

o All accrued, unpaid interest on the $2.0 Million 24-Month Notes (approximately $755,000 at June 30, 2004) was cancelled and forgiven

o   Accrued, unpaid earn-out of $500,000 was forgiven

o   No additional earn-out will accrue

On January 20, 2004, in conjunction with the private placement, the Company entered into a surrender agreement with its landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to:

o   Pay the landlord an aggregate of $800,000

o Issue to the landlord 500,000 shares of restricted common stock of the Company with cost free piggyback registration rights

$500,000 was paid upon the signing of the agreement. The balance of the fee is to be paid in three equal installments of $100,000 each. Payments were made on March 1, 2004 and September 1, 2004. The remaining payment is due on March 1, 2005. In the event the Company's common stock maintains a closing price of $3.00 or more for any five consecutive trading days, the Company will not be obligated to make the final payment to the landlord under the surrender agreement. The shares were valued at $0.55 per share, the closing price of the stock on February 9, 2004, the date the stock was issued. The terminated lease had an expiration date of December 31, 2009 with minimum lease rentals of approximately $637,000 in 2004 and $671,000 annually through 2009

Our ability to satisfy our working capital requirements depends on, among other things, whether we are able to extend or refinance our short-term debt at all or on terms favorable to the Company, as discussed above, and whether we are successful in generating revenues and income from Willey Brothers. In response to our current financial condition and current market conditions, and as part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable.


COMMITMENTS AND CONTINGENCIES

As of September 30, 2004, booked orders consisting of signed contracts, for the Company totaled approximately $21,752,000.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES: Revenue from operations increased approximately 60% for the nine months ended September 30, 2004. This increase is due to:

o    Increased merger/acquisition activity in financial services market

o    Additional investment in capital improvements in financial services market

o    Better penetration of financial services market


COST OF REVENUES: Cost of revenues from operations increased approximately 26% for the nine months ended September 30, 2004.

The Cost of Revenues as a percentage of Revenues for the nine months ended September 30, 2004 was 71% as compared to 90% for 2003.

This increase in cost of revenues was due to:

o    Increase in sales

o Cost of revenues as percentage of net revenues decreased due to change in product mix.

o The Design/Build Business Unit of Willey Brothers has higher cost of revenues due to the nature of its business. The Merchandising Business Unit has a lower cost of revenues.

o In 2004 the Merchandising Business Unit was responsible for 64% of total revenues with Design/Build having 30% of revenues. In 2003 the Merchandising Business Unit had 33% of total revenues and Design/Build had 59%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses from operations decreased approximately 17% for the nine months ended September 30, 2004. This decrease is attributable to:

o Lease settlement (see Note H of accompanying financial statements, Part 1, Item 1)

o    Leveraging our cost structure relative to sales growth

o Fulfillment of agreement with former shareholders of Willey Brothers. See Note E (2).

OPERATING INCOME: Operating income from operations increased approximately $10,224,000 for the nine months ended September 30, 2004. This increase in the operating income was due to:

o    Increase in revenue in Merchandising Division

o    Higher profit margin in Merchandising Division

o Leveraging of our cost structure relative to sales to reduce our selling, general and administrative costs.

o    Cost cutting controls in place

OTHER INCOME (EXPENSE): Other Income/(Expense) consisted of interest expense, gain on forgiveness of debt, and the settlement of a lawsuit.

Interest expense decreased approximately 43% for the nine months ended September 30, 2004. The decrease is attributable to:

o    Reduction in the term loan
o    Reduction in line of credit
o    Restructuring of the subordinated debt

The gain on forgiveness of debt is discussed in detail in Note E (2).

We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include:

o        Active number of customer projects
o        Requirements of customer projects
o        Termination of major customer projects
o        Loss of major customers
o        Timing of new engagements

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES: Revenue from operations increased approximately 51% for the three months ended September 30, 2004. This increase is due to:

o        Increased merger/acquisition activity in financial services market

o Additional investment in capital improvements in financial services market

o        Better penetration of financial services market


COST OF REVENUES: Cost of revenues from operations increased approximately 10% for the three months ended September 30, 2004.

The Cost of Revenues as a percentage of Revenues for the three months ended September 30, 2004 was 72% as compared to 99% for 2003.

This increase in cost of revenues was due to:

o        Increase in sales

o Cost of revenues as percentage of net revenues decreased due to change in product mix.

o The Design/Build Business Unit of Willey Brothers has higher cost of revenues due to the nature of its business. The Merchandising Business Unit has a lower cost of revenues.

o In 2004 the Merchandising Business Unit was responsible for 64% of total revenues with Design/Build having 30% of revenues. In 2003 the Merchandising Business Unit had 41% of total revenues and Design/Build had 54%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses from operations decreased approximately 41% for the three months ended September 30, 2004. This decrease is attributable to:

o        Leveraging our cost structure relative to sales growth

o        Fulfillment of agreement with former shareholders of Willey Brothers.
         See Note E (2).

OPERATING INCOME: Operating income from operations increased approximately $4,282,000 for the three months ended September 30, 2004. This increase in the operating income was due to:

o        Increase in revenue in Merchandising Division

o        Higher profit margin in Merchandising Division

o Leveraging of our cost structure relative to sales to reduce our selling, general and administrative costs.

o        Cost cutting controls in place

OTHER INCOME (EXPENSE): Other Income/(Expense) consisted of interest expense and gain on forgiveness of debt.

Interest expense decreased approximately 20% for the three months ended September 30, 2004. The decrease is attributable to:

o        Reduction in the term loan
o        Reduction in line of credit
o        Restructuring of the subordinated debt

The gain on forgiveness of debt is discussed in detail in Note E (2).

We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include:

o        Active number of customer projects
o        Requirements of customer projects
o        Termination of major customer projects
o        Loss of major customers
o        Timing of new engagements


HOLDING COMPANY AND OPERATING SUBSIDIARY

We conduct our operations through our subsidiaries. At present, Willey Brothers, Inc. is our only operating subsidiary. We have relied and continue to reply upon cash payments from our operating subsidiary to, among other things, pay creditors, maintain capital and meet our operating requirements. The March 29, 2002 Amendment and Waiver Agreement with Willey Brothers' lender prohibits Willey Brothers from paying management fees to the Company until the debt is repaid in full. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our subsidiary. If we are unable to receive cash from our subsidiary, or from any operating subsidiaries which we may acquire in the future, our operations and financial condition would be materially and adversely affected.

STOCK PRICE FLUCTUATIONS

The market price of our common stock has fluctuated significantly and may be affected by:

o    Our operating results
o    Changes in our business and management
o    General and market conditions

The stock markets in general have recently experienced extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. In addition, at the opening of business on August 29, 2003, our common stock was delisted from the Nasdaq SmallCap Market and became eligible for quotation on the Over-the Counter Bulletin Board. The delisting was the result of our failure to satisfy Nasdaq's minimum bid price requirements for continued listing. It is impossible to predict the effect of these or other factors on the market price of our common stock. The price may continue to fluctuate significantly in the future.

INFLATION

We believe that inflation has not had a material effect on our results of operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," "expects," and similar expressions identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, which could cause actual results to differ materially from those forecast or anticipated. Such factors include:

o Continued services of James Brooks as Chief Executive Officer and President of the Company and Willey Brothers

o Our ability to refinance our existing short term debt at all or on terms favorable to the Company

o Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate acquired businesses

o    Changes in our business strategies or development plans

o    Competition

o    Our ability to grow within the financial services industry

o    Our ability to penetrate new markets

o    Our ability to obtain sufficient financing to continue operations

o    General economic and business conditions

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligations to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made in this report, as well as in our periodic reports on Forms 10-K and 10-Q, current reports on Form 8-K, and other filings with the Securities and Exchange Commission.

ITEM 3.  QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK

Our Term Loan and Revolving Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and Revolving Credit Facility accrued interest at the bank's base rate plus an applicable margin. For a description of the terms of the Term Loan and Revolving Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above.

The table below provides information on our market sensitive financial instruments as of September 30, 2004.

                                  Principal Balance       Interest Rate at
                                                         September 30, 2004
                                  -------------------   -------------------

Term Loan                              $ 3,510,000                  6.50%
Revolving Credit Facility              $         -                  6.50%

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on From 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 6, 2004, the Company issued a $1.0 Million unsecured subordinated promissory note with 500,000 common stock purchase warrants. The note and warrants were cancelled on September 29, 2004 and were replaced with a $625,000 unsecured subordinated promissory note. The note bears interest at 12% per annum. The note and all accrued interest are due and payable on January 6, 2005. At the time that the note was issued, the Company issued 750,000 shares of its common stock to the note holder for the sum of $375,000, which was applied as partial payment of the Original Note. The shares were issued on September 29, 2004. The price of the stock on the date of issuance was $0.63 per share. The Company filed a registration for these securities on October 15, 2004 as part of an S-2 registration statement, registering an aggregate of 1,382,000 shares of stock.

On July 14, 2004, the Company made the final payment of $500,000 under its amended agreement with the former shareholders of Willey Brothers previously entered into on January 20, 2004 [see Note E(2)]. The amended agreement required the Company to make payment of $2 Million in the aggregate to the former shareholders of Willey Brothers in satisfaction of two new promissory notes that were issued concurrently with the Company's entering into the amended agreement. Upon entering into the amended agreement and the issuance of the new promissory notes, among other things, the previously issued $7.5 Million Notes and accrued unpaid interest of approximately $844,000 was cancelled and forgiven. The $7.5 Million Notes were previously issued to the former shareholders of Willey Brothers in conjunction with $2.0 Million Seller Notes in the Company's January 2001 purchase of Willey Brothers. Upon payment in full of the promissory notes on July 14, 2004, the $2.0 Million Seller Notes and all accrued unpaid interest on the Seller Notes (approximately $755,000 at June 30, 2004) was cancelled and forgiven and the accrued unpaid earn-out of $500,000 under the purchase agreement with the former shareholders of Willey Brothers was forgiven and no further earn-out will accrue.

On August 13, 2004, the Company entered into amendments to agreements with certain executive officers and directors. Specifically, the employment agreement with James F. Brooks, the Company's Chief Executive Officer, was amended and extended an additional 3 years from the date of the amended agreement. Under the amended agreement, Mr. Brooks will continue to receive annual compensation of $300,000, as well as remain eligible to participate and to receive customary benefits offered by the Company to all employees. In addition to serving as

Chief Executive Officer, under the amended agreement, Mr. Brooks has also assumed the roles of President and Corporate Secretary for the Company and its wholly owned subsidiary Willey Brothers, Inc. The agreement contains a change of control provision, which, if invoked, entitles Mr. Brooks to receive all payments due to him under the agreement at said time. In addition to the amendment and extension of Mr. Brooks' agreement, the Company also entered into an amended agreement with its chairman, Anthony J. Cataldo, whereby the term of the agreement was extended an additional 3 years from the date of the amended agreement. The agreement also contains a change of control provision identical to that of the amended agreement for Mr. Brooks. Both agreements were adopted by the Board of Directors upon recommendation of the Company's Compensation Committee. Messrs. Brooks and Cataldo did not participate in any of the discussions related to their respective amended agreements.

On September 21, 2004, the Company purchased a 15% Membership Interest in an unrelated third party for $250,000. The purchase price was based on a "Per Unit Price" equal to $16,666.66 for each one percent (1%) of the purchased interest. Under the agreement, the Company delivered 50% of the purchase price at closing, with the balance to be paid within forty-five (45) days after closing. The payment was made on November 5, 2004.

On October 20, 2004, Goldstein and Morris, Certified Public Accountants, P.C., resigned as auditors for the Company as they no longer had the resources available to service a public company. Goldstein and Morris was previously appointed as the Company's certifying accountants on February 18, 2004, and had audited the Company's consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001. Goldstein and Morris' reports on the financial statements of the Company for its fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion not were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the period in which Goldstein and Morris audited the Company's financial statements and the interim period in which Goldstein and Morris served as the Company's certifying accountants, there were no disagreement(s) with Goldstein and Morris on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Goldstein and Morris, would have caused Goldstein and Morris to make reference to the subject matter of such disagreement(s) in connection with its audit report.

On November 2, 2004, upon recommendation of the Company's audit committee, the Board of Directors engaged Michael F. Albanese, CPA ("Albanese") to audit the consolidated financial statements of the Company. During the Company's two most recent fiscal years and through November 2, 2004, the Company has not consulted with Albanese regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

ITEM 6.  EXHIBITS

10.1 Purchase and Joinder Agreement with BancRealty Advisors, LLC, dated September 21, 2004.

31.1 Certification of Chief Executive Officer and President Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


Dated:  November 15, 2004


                                     BRANDPARTNERS GROUP, INC.



                                     By:/S/ JAMES F. BROOKS
                                        -------------------------
                                        James F. Brooks
                                        Chief Executive Officer and President