Form 10-K
period 2004-12-31
BRANDPARTNERS GROUP INC
filed 2005-03-25
CIK 798600

THIS FILING INCLUDES A COPY OF A PREVIOUSLY ISSUED REPORT BY GOLDSTEIN AND
   MORRIS CERTIFIED PUBLIC ACCOUNTANTS, PC, THE COMPANY'S PRIOR AUDITOR. AS A RESULT OF GOLDSTEIN AND MORRIS, PC'S DEMISE, USERS OF THIS ANNUAL REPORT SHOULD
                       BE AWARE OF CERTAIN RELATED RISKS.
       (See Discussion of Prior Year's Financial Statements Disclosed in
                     Management's Discussion and Analysis)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004


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

                     Common Stock, par value $.01 per share

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


      The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $17,652,786.

      As of March 14, 2005, there were issued and outstanding 33,147,597 shares of the registrant's Common Stock.

                            BRANDPARTNERS GROUP, INC.
                                TABLE OF CONTENTS

                                                                                                        Page
PART I
       Item 1         Business                                                                           4

       Item 2         Property                                                                           8

       Item 3         Legal Proceedings                                                                  8

       Item 4         Submission of Matters to a Vote of Security Holders                                8

PART II
       Item 5         Market for Registrant's Common Equity, Related Stockholder
                          Matters and Issuer Purchases of Equity Securities                              9

       Item 6         Selected Financial Data                                                           11

       Item 7         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                    11

       Item 7A        Quantitative and Qualitative Disclosures about Market Risk                        27

       Item 8         Financial Statements and Supplementary Data                                       29

       Item 9         Changes in and Disagreements with Accountants
                           On Accounting and Financial Disclosure                                       29

       Item 9A        Controls and Procedures                                                           29

       Item 9B        Other Information                                                                 29


PART III
       Item 10        Directors and Executive Officers of the Registrant                                31

       Item 11        Executive Compensation                                                            31

       Item 12        Securities Ownership of Certain Beneficial Owners, Management
                         and Related Stockholder Matters                                                32

       Item 13        Certain Relationships and Related Transactions                                    32

       Item 14        Principal Accountant Fees and Services                                            32

PART IV
       Item 15        Exhibits, Financial Statement Schedules                                           33


Signatures                                                                                              35

Certifications

PART I

Item 1. Description of Business

BrandPartners Group, Inc., through its wholly-owned subsidiary, Willey Brothers, Inc., creates next generation retail environments for financial services companies and other retail organizations.

We were originally incorporated in 1984 in New York under the name "Performance Services Group, Inc." We changed our name to "Financial Performance Corporation" in 1986, prior to our initial public offering. In 2001 the stockholders approved a proposal to reincorporate in Delaware by merging into a newly formed, wholly-owned subsidiary.

The reincorporation, which was effected on August 20, 2001, changed our legal domicile from New York to Delaware but did not result in a change in our business, management, assets or liabilities. In connection with the reincorporation, the stockholders also approved proposals increasing our authorized capital stock from 50,000,000 shares of common stock and 10,000,000 shares of "blank check" preferred stock to 100,000,000 shares of common stock and 20,000,000 shares of "blank check" preferred stock, classifying our board of directors, and again changing our name to our current name "BrandPartners Group, Inc."

We continue to seek acquisitions/partnerships, expand and diversify our customer base in our core industry and pursue new growth opportunities in other vertical markets. We may fund such acquisitions or other transactions through the issuance of equity or debt securities, with indebtedness or cash, through other forms of compensation and incentives, or any combination thereof. If we identify an appropriate acquisition candidate or other business transaction, we may need to seek additional financing, although no assurances can be given that additional financing will be available to us on favorable terms or at all.

Willey Brothers

We purchased 100% of Willey Brothers' common stock on January 16, 2001. Willey Brothers, founded in 1983, provides marketing and environmental solutions to the financial services industry (including both banks and non-bank financial services companies) and other service retailers.

Willey Brothers offers a full range of products and services including:

      o     Strategic market intelligence and branch network analysis

      o Environmental design, construction, and store project management services

      o Traditional and digital merchandising systems, logistics, distribution and inventory management

      o Point-of-sale communications, brand strategy, sales training and marketing programs

      o     Contract furniture

Willey Brothers seeks to develop unique and creative solutions to help its clients build brands through environments, maximize sales and create strong platforms for sustained growth.

Willey Brothers Business Platform

Because of Willey Brothers' position in the retail financial services marketplace, we are able to service the needs of clients ranging from credit unions and community banks to the largest financial institutions. Our sales force markets our products and services to targeted companies through trade shows, direct mail and other direct marketing methods, speaking engagements, and company sponsored events. When a client requires the full services that we offer, a multi-disciplinary project team from our creative, merchandising and design/build business units works to ensure that deliverables are consistent throughout the project. Our program management team works in conjunction with the Information Technology (IT) department (via client specific web sites) to communicate daily with the client from the design and planning stages through the implementation of the project.

Willey Brothers offers the following services independently or as a holistic package, each with well-defined phases, as follows:

o     Brand Strategy, Creative and Point-of Sale Services

      o Corporate Reconnaissance. Through interviews and discussions with client and market research, we work with the client to understand its history of retail development, current corporate culture, customer demographics, product strategy, overall image, and future brand and branch objectives.

      o Brand Blueprint. We then develop a singular thematic brand concept that seeks to embody the character of the client, which will guide the design, product and environment, and implementation efforts that follow.

      o Point-Of-Sale Communications. We translate a client's branding strategy into a well-coordinated written, verbal and physical merchandising message, which is refined and promoted to a targeted market through in-store communication vehicles, including point-of-sale communications, digital merchandising, marketing materials and advertising campaigns. Digital merchandising, which is the confluence of high-definition plasma and LCD screens with either fixed or constantly changing content (i.e. cable or satellite television combined with company-specific marketing and advertising content), is an evolving product line that is transforming communications in every retail industry and offers tremendous growth opportunities.

o     Site Analysis, Environmental Design and Build

      o Site Analysis/Market Intelligence. Using proprietary software programs developed by Willey Brothers, we are able to identify site locations for new facilities and measure the attractiveness of potential new markets based on area demographics and deposit data at competitor banks.

      o Environmental Design. If the client is seeking a prototype branch, we develop it based on concepts identified during the brand blueprint phase. However, clients engage us to work on projects ranging from basic interior reconfiguration and renovation to the design and construction of new facilities. Where branch planning and design is required, we analyze traffic patterns inside a representative sample of facilities. With the help of a branch fitness analysis, we develop a branch-typing matrix that reveals how a model branch should be developed in conjunction with merchandising and creative/point-of-sale systems to maximize profitability.

            Willey Brothers' industry award-winning, in-house, architectural design team creates a design template that translates the attributes of the "model" branch into a master store design. Retail locations are designed to support the brand, maximize the impact of point-of-sales communications, and connect with the customer through the appropriate brand experience. Included in the master design are the branch floor plan and the layout identifying the location and type of millwork and merchandising. Once a design has been approved, construction documentation follows.

      o Project Management/Build. After the designs are completed, in most cases we are engaged to manage the branch construction process, including overall pricing of all components of the branch, hiring the general contractor, and ensuring that the project is finished on time and on budget. Our experience in the financial service marketplace allows us to offer clients fixture, millwork, furniture and creative products and services to ensure that the branch exterior and interior areas are well coordinated and designed to maximize branch sales.

      o Furniture. We are an office furniture dealership and represent hundreds of manufacturers. This group allows us to supplement "build" projects with office furniture systems and case goods, which are often integrated in innovative ways into our merchandising fixture programs.

o     Merchandising Programs

      o Network Analysis/Site Analysis/Branch Typing. We analyze the client's current retail network. The analysis covers on-site audits of branch locations for overall interior fitness, traffic flow, selling zones, fixture placements and design, point-of-sale messages and placements, and local demographic analysis. Branch typing helps to determine what type of fixture system should be recommended for the network (i.e. custom design, existing company fixture line, or retrofit of existing company fixture line.)

      o Retail Merchandising Roll-Outs. Fixtures are the delivery vehicles for point-of-sale and branding communications. We provide strategic assessments of branch layouts in conjunction with our network analysis service. Following the strategic analysis, we recommend either customized or generic fixture programs and manage roll-outs to systems with the number of branches ranging from 25 to several thousand. We develop fixture programs and corresponding signage [general and Federal Deposit Insurance Corporation (FDIC) mandated] that maximize the efficiency of the clients' messages to their in-store customers. Products sold include, but are not limited to, brochure displays, wall frames, digital merchandising (in conjunction with point-of-sale), kiosks, regulatory displays, interest rate boards, and directional signs that are located throughout a branch office. Willey Brothers utilizes technology to assist in program management supervision. Program managers and coordinators communicate with clients through project specific web sites created for sharing up-to-date information on all aspects of a program's implementation.

      o Logistics, Distribution and Inventory Management. In conjunction with fixture roll-out programs and year round point-of-sale campaigns, we provide logistics, distribution, warehousing, and inventory management systems. In many cases, we warehouse client-owned fixture inventory for future acquisitions or renovated branches. Support facilities are located at our Rochester, New Hampshire headquarters.

Target Markets

Willey Brothers' revenues have historically been primarily derived from businesses in the financial services markets. Target markets and a representative sample of clients are as follows:

      o Tier One Banks - Retail banking organizations, bank holding companies and thrifts with more than 250 branch locations.

      o Regional and Community Banks - Banking organizations and bank holding companies with between 25 and 250 branches.

      o     Credit Unions - Banking organizations with 1 to 25 branches.

      o Non-bank financial services companies - Companies providing financial service products to consumers and businesses that are not licensed as banks. These organizations are primarily brokerage houses, mutual fund companies, asset management companies, insurance and mortgage companies, and tax services companies.

      o Other - We are seeking to grow our business internationally and have opened a small operation in Great Britain in January 2005. In addition, we are seeking to transfer our capabilities and expertise in the retail environment space to other retail industries and service organizations. Though that space is unlimited, we are focusing on industries that have more synergies and parallels to our core industry such as wireless telecommunications retailers, auto dealerships and health care facilities.

Suppliers/Working Capital

Willey Brothers outsources most of its manufacturing and fabrication services from a variety of suppliers throughout the United States. Willey Brothers does some light production work (i.e. engraving, painting, screen printing, etc.) but does not own or operate manufacturing facilities. Most outsourcing is project specific, based upon branch locations and the nature of the products and services provided. Since the majority of the product produced for customers is project specific and the turnaround from the suppliers is timely, Willey Brothers is not required to maintain a large inventory.

Backlog

The Willey Brothers' backlog consists of signed orders to be delivered in future periods, and does not include any revenue recognized in the current fiscal year. As of December 31, 2004, the backlog was approximately $31 Million. For the year ended December 31, 2003, the backlog was approximately $21 Million.

Significant Customers

Since Willey Brothers is a contract driven company, those clients designated as "significant" varies from period to period. For the year ended December 31, 2004, two customers of Willey Brothers accounted for 11% each of our revenues. For the year ended December 31, 2003, one customer accounted for approximately 16% of our revenues. For the year ended December 31, 2002, one customer accounted for approximately 14% of revenues.

Employees

As of March 15, 2005, we had 145 full-time employees. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

Intellectual Property

Willey Brothers owns the following registered trademarks:

      o     Willey Brothers(R)
      o     Willey Brothers Direct(R)
      o     Willey Brothers International(R)

Competition

The landscape for the products and services provided by Willey Brothers is fragmented across many sectors and is competitive. We are often engaged by clients without going through a request for proposal (RFP) process, but this is typically required when we are competing for sizeable, multi-million dollar contracts. There are selective competitors who focus solely on the retail financial services marketplace. However, our competitive advantage is our holistic approach and expertise across a range of products and services, touching all aspects of the retail system. Many of our primary competitors focus only on fixtures, design/build or creative services. Due to the nature of Willey Brothers' business, we also compete with design houses, architectural firms, consulting firms, fixture companies, and advertising agencies of varying sizes.

Where to Get More Information

Our website address is http:// www.bptr.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These reports are available on our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Risk Factors

See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Description of Property

Our principal administrative and sales office is located in Rochester, New Hampshire, where we lease a facility of approximately 73,000 square feet. The lease for this location expires in August of 2006 with an option for an additional 5 year period. Annual rent for this location is approximately $178,417. We also lease a warehouse in Rochester, New Hampshire of approximately 36,000 square feet. The annual rent for the warehouse is approximately $177,315. This lease expires in March of 2006. The inventory located in the two previously leased warehouses in Dover, New Hampshire and Phoenix, Arizona has been consolidated into the new warehouse facility. The Phoenix, Arizona warehouse was closed as of January 31, 2005, and all inventory was transferred to New Hampshire. A Design Center of approximately 3,000 square feet has been opened in New York, which is dedicated to design, brand strategy, and business development. This lease expires in January 2007 and provides for annual rent of approximately $74,000.

                                       Approximate     Square        Lease
                Location               Annual Rent     Footage     Expiration
                --------               -----------     -------     ----------

        Administrative/sales office    $ 178,417       73,000      August 2006
        Warehouse                        177,315       36,000       March 2006
        Design Center                     74,000        3,000     January 2007

Item 3. Legal Proceedings

None

Item 4. Submission of Matters of a Vote of Securities Holders

No matters were submitted to a vote of security-holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock has been publicly quoted on The OTC Bulletin Board under the symbol "BPTR.OB" since August 29, 2003. Prior thereto, the Company's common stock was listed on the Nasdaq SmallCap Market under the trading symbol "BPTR" from August 21, 2001 through August 29, 2003. From September 22, 2000 to August 20, 2001, it was traded on the Nasdaq SmallCap Market under the symbol "FPCX" . Prior thereto, it was traded on the OTC Bulletin Board under the same symbol.

The following table sets for the periods indicated, the high and low reported sales prices per share for the common stock of the Company as reported by the Nasdaq SmallCap Market or the OTC Bulletin Board, as the case may be.

                                                                High        Low
                                                                ----        ---
Calendar Year 2003

First Quarter Ended March 31, 2003                              $0.21      $0.09
Second Quarter Ended June 30, 2003                               0.46       0.13
Third Quarter Ended September 30, 2003                           0.26       0.01
Fourth Quarter Ended December 31, 2003                           1.00       0.14

Calendar Year 2004

First Quarter Ended March 31, 2004                              $0.79      $0.45
Second Quarter Ended June 30, 2004                               1.08       0.48
Third Quarter Ended September 30, 2004                           0.68       0.48
Fourth Quarter Ended December 31, 2004                           0.96       0.65

Calendar Year 2005

First Quarter (through March 14, 2005)                          $1.15      $0.90

As of March 14, 2005, we had approximately 213 holders of record for our common stock.

To date, we have not paid any dividends on our common stock. Any payment of future cash dividends and the amount thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors.

The following table sets forth information as of March 15, 2005 related to Company compensation plans as approved by shareholders. The BrandPartners 2004 Stock Incentive Plan was implemented and approved by shareholders to replace the 2001 Financial Performance Corporation Stock Incentive Plan.

                                                                                                             Number of
                                                                                                       securities remaining
                                                                                                       available for future
                                                                                                          issuance under
                                                    Number of                                                equity
                                                 securities to be                                       compensation plans
                                                    issued upon             Weighted-average                [excluding
                                                    exercise of             exercise price of          securities reflected
                                                outstanding options        outstanding options            in column (a)]
                       Plan Category                   (a)                        (b)                         ( c)
BrandPartners 2004 Stock
Incentive Plan                                       4,698,500                 $  0.51                       301,500

Financial Performance Corporation
2001 Stock Incentive Plan                            1,741,872                 $  2.68                     3,258,128

Total                                                6,440,372                                             3,559,628

On September 29, 2004 and August 2, 2004, 20,000 and 12,000 shares of common stock of the Company, respectively, were issued for legal services rendered. The shares were valued at $17,360 using the Black-Scholes model and were charged to legal expense and additional paid in capital.

On May 12, 2004, the Company entered into an agreement with a consultant to provide services. As part of the agreement, the consultant was issued a warrant for the purchase of 100,000 shares of common stock. The warrant was valued at $73,470 using the Black-Scholes model. Consulting expense and additional paid in capital were charged in the accounting transaction.

On January 19, 2004, the Company entered into a surrender agreement with its landlord for certain consideration including 500,000 shares of the Company's common stock. The Company charged other expense $275,000, which was included in long term liabilities at December 31, 2003. In 2004, the shares were issued to the landlord.

Item 6.  Selected Financial Data

Years Ended December 31, 2004, 2003, 2002, 2001 and 2000
(in thousands except per share data)

                                                           2004          2003           2002           2001           2000
                                                       ----------    ----------     ----------     ----------     ----------
For the Year
Revenues                                               $   50,613    $   33,667     $   38,879     $   39,693     $       --
Income (Loss) from Continuing Operations               $    5,134    $  (10,964)    $   (4,803)    $   (5,304)    $   (3,728)
Income (Loss) Per Share from Continuing Operations*    $     0.17    ($    0.59)    ($    0.26)    ($    0.56)    ($    0.34)

At Year End
Total Assets                                           $   37,306    $   35,834     $   46,738     $   56,687     $   13,961
Long Term Debt                                         $    5,784        12,953         12,465         20,046            0.5
Dividends Declared Per Share                                 None          None           None           None           None

* Income (loss) per share from continuing operations is based on basic number of shares and does not include dilution.

2004 does not include gain on forgiveness of debt.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand BrandPartners Group, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes ("Notes"). Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

We generate revenues, income and cash flows through our wholly-owned subsidiary, Willey Brothers, Inc. ("Willey Brothers"). In order to more appropriately track revenues and the associated expenses, Willey Brothers is organized into three separate business units - Merchandising (Fixtures), Creative (Point-of-Sale) and Design/Build. While the Company's financial results are separated for internal purposes into the business units, a customer may deal with one or more of the business units at any time, as its needs determine.

Merchandising provides fixtures such as literature dispensers, wall frames, kiosks, and signage. The unit includes Analysis, which is responsible for developing the floor plans of the existing branches and making recommendations as to location, number and type of fixtures necessary to present the customer's marketing message; and Installation, which installs the product and provides feedback to the customer as to the status of the project. The Merchandising Business Unit is also responsible for providing after-the-sale fulfillment services to our clients. If a customer desires to purchase an on-hand inventory to be available upon short notice, Merchandising provides warehousing and fulfillment services to bring the inventory to the customer's location as needed.

The Creative Group has a wide vista of offerings from branding strategies to advertising campaigns. Digital merchandising is also part of its product offerings.

The Design/Build Group is involved in the construction of a new branch or the refurbishment of an older branch. Strategic market intelligence is available to help the customer decide where to build the proposed branch. Being a contract furniture dealer and having interior designers on staff allows the customer to "one-stop shop" to fulfill his furnishing needs.

Each business unit deals with similar customers but with a unique focus. With the flexibility inherent in Willey Brothers' business model, a customer can have a new branch designed and built with merchandising fixtures installed containing a marketing message that fits the branding strategy of the financial institution's message.

                              WILLEY BROTHERS, INC.

        Merchandising Business Unit
                 Analysis
                 Installation
                 Industrial Design

        Creative Business Unit
                 Graphic design
                 Collateral development and production
                 Branding
                 Digital merchandising

        Design/Build Business Unit
                 Environmental design
                 Construction management
                 Strategic market intelligence
                 Contract Furniture

Significant Accounting Policies

Revenue Recognition

Willey Brothers records revenue for the Creative and Design/Build business units using percentage-of-completion, based upon actual costs incurred to date on such contracts. Contract costs include all direct materials, labor and subcontractor costs. Anticipated losses are provided for in their entirety without reference to percentage-of-completion. The Merchandising business unit recognizes revenue on product as it is shipped or as the service is rendered. General and administrative expenses are accounted for as period charges, and therefore, are not included in the calculation of the estimates to complete.

Accounts Receivable

Periodically, the Company reviews accounts receivable to reassess its estimates of collectibility. Willey Brothers provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, Willey Brothers provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company's valuation reserves to increase include other factors negatively impacting clients' ability to pay their obligations as they come due and the quality of the collection efforts.

Intangible Assets

The Company assesses the impairment of goodwill whenever changes in circumstances, such as continuing losses, indicate that the fair value may be less than the carrying value. In the event of such circumstances, or at least annually, the Company estimates the recoverability of goodwill by obtaining appraisals of fair value from outside specialists.

Results of Operations

Prior Years Financial Statements for the Years ended December 31, 2003 and 2002.

      The auditors for the years ended December 31, 2003 and 2002 were Goldstein and Morris, CPAs, PC, ("G&M"), the Company's former auditors. G&M has not reissued its report for the years ended December 31, 2003 and 2002, and the financial statements for the years ended December 31, 2003 and 2002 have not been re-audited. Readers of the financial statements for the years ended December 31, 2003 and 2002 are cautioned that there are certain inherent risks in relying upon said results in that there is limited recourse available against G&M should readers rely to their detriment upon the prior report of G&M.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues, Revenues from continuing operations increased 50% or approximately $16,946,000 for the twelve months ended December 31, 2004. The improvement was due to strength in the industry, an increase in merger activity, and improved visibility to the variety of Willey Brothers' offerings offset by project delays because of permitting issues, weather conditions and property availability. These delays resulted in shifting revenues to a future fiscal period.

Cost of Revenues, Cost of revenues from continuing operations increased 19% or approximately $5,621,000. Because the business units have different business models, the expected Gross Margin percent varies. The increase in Gross Margin was due to a charge for obsolete inventory of $987,000 in 2003, which was offset by:

      o     Increased service offerings
      o     Greater control of costs
      o     Better budget projections and control

Selling, General and Administrative Expenses. Sales, general and administrative expenses are accounted for as period charges and decreased approximately $2,449,000 or 21% from 2003 to 2004. This decrease is primarily attributable to:

      o     Decreases in payroll
      o Lease settlement (see Note "J-4" in the accompanying financial statements)
      o Fulfillment of agreement with former shareholders of Willey Brothers. (See Note "H-1" in the accompanying financial statements.)
      o     Leveraging our cost structure relative to sales growth.

Interest Expense

Interest expense from continuing operations decreased approximately $837,000 or 46% for the twelve months ended December 31, 2004. This decrease is primarily due to:

      o     Reduction in term loan
      o     Reduction in line of credit
      o     Restructuring of subordinated debt

Other Income (Expense) Other expense in 2004 consisted of a Gain on Forgiveness of Debt (see Note "H-1") and the settlement of a lawsuit in 2003 (see Note "I-4").

Income Taxes. For the year ended December 31, 2004, the Company and its Subsidiary had previously unused Net Operating Losses of approximately $11 million (NOL's), and accordingly, made no accrual for Federal or State income taxes.

Net Income. Net income increased approximately $25,184,000 for the twelve months ended December 31, 2004 as compared to 2003. The increase is due to:

      o Increase in Merchandising revenue with corresponding increase in gross margin
      o     Increase in Design/Build's gross margin
      o     Above increases were offset by decrease in Creative gross margin
      o Decrease in sales and general & administrative expenses due to factors noted above
      o     Gain from forgiveness of debt by former shareholders of Willey
            Brothers

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The auditors for the years ended December 31, 2003 and 2002 were Goldstein and Morris Certified Public Accountants, P.C., the Company's former auditors. Goldstein and Morris has not reissued its report for the years ended December 31, 2003 and 2002, and the financial statements for those years have not been re-audited. Readers of the financial statements for the years ended December 31, 2003 and 2002 are cautioned that there are certain inherent risks in relying upon said results in that there is limited recourse available against Goldstein and Morris should readers rely upon the prior report of Goldstein and Morris.

Revenues. Revenues from continuing operations decreased approximately $5,212,000 or 13% for the twelve months ended December 31, 2003. The decreases were related to:

      o     Weakness in the industry

Cost of Revenues. Cost of revenues decreased approximately $999,000 or 3%. Merchandising costs decreased approximately $450,000 or 56%. The decrease in cost of revenues was due to:

      o     Charge for obsolete inventory of $987,000
      o     Higher than expected costs
      o     Shift in product mix

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $1,310,000 or 10%. This decrease is primarily attributable to the following with offsets by increases as listed below:

      o     Decreases in payroll and professional fees
      o     Decreases in sales and marketing expenses
      o     Decreases in amendment fees
      o     Increases in public relations and consulting fees
      o     Increases in directors' fees
      o     Increases in bad debt expense and insurance expense

Interest Expense. Interest expense from continuing operations decreased approximately $636,000 or 26% for the twelve months ended December 31, 2003. This decrease is primarily attributable to:

      o     Reduction in term loan
      o     Full amortization of beneficial conversion on preferred stock

Other Income (Expense). Other expense from continuing operations increased approximately $2,239,000. This increase is primarily due to:

      o     Lease termination fee of $1,075,000
      o     Unrealized loss on Put Warrant
      o     Settlement of the Reiss lawsuit
      o     Absence of management fee income from MKP, a prior subsidiary

Income Taxes. For the year ended December 31, 2003, the Company and its Subsidiary had taxable losses and accordingly made no accrual for Federal or State income taxes. For the year ended December 31, 2002, the Company had an income tax benefit of approximately $986,000, due primarily to an income tax refund of $1.2 million, which did not occur in 2003. The benefit in 2002 was due to a carryback of Willey Brothers' taxable loss for the tax year ended December 31, 2002. There are no further carrybacks available.

Net Loss. Net loss decreased approximately $1,009,000 or 8% for the twelve months ended December 31, 2003. The decrease in the net loss is due to the following with the offsets listed below:

      o Absence in current year of loss from discontinued operations of approximately $7,170,000
      o     Income tax benefit in 2002 of approximately $986,000
      o     Increase in operating loss of approximately $3,572,000
      o     Increase in other expense of approximately $2,239.000
      o     Decrease in interest expense of approximately $636,000

Liquidity and Capital Resources

As of December 31, 2004, the Company had negative working capital (current assets less current liabilities) of approximately $3,640,000 and a working capital ratio (current assets to current liabilities) of approximately .75:1. At December 31, 2003, the Company had negative working capital of $14,500,000 and a working capital ratio of .40:1. This change in working capital arises primarily from:

      o     Increase in cash
      o     Increase in net income
      o     Proceeds from private placement of equity

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

On January 20, 2004, in conjunction with the closing of the first traunch of the private placement, the Company entered into a new agreement with the former shareholders of Willey Brothers (the "Agreement"). The Agreement provided for, among other things:

      o     $7.5 Million Seller Notes were cancelled and forgiven

      o All accrued unpaid interest on the Seller Notes of approximately $844,000 was cancelled and forgiven.

      o $2.0 Million 24-Month Notes were maintained in escrow and were cancelled upon payment in full of the promissory notes.

      o Two new promissory notes were issued, each in the amount of $1.0 Million, payable to the former shareholders of Willey Brothers.

      o Aggregate payments of $1.0 Million were made concurrently with the issuance of the new promissory notes to the former shareholders of Willey Brothers against one of the 24-Month Notes.

The balance of the new promissory notes was paid on April 15, 2004 and July 14, 2004. Upon payment in full of the promissory notes:

      o All accrued, unpaid interest on the $2.0 Million 24-Month Notes (approximately $755,000 at June 30, 2004) was cancelled and forgiven

      o     Accrued, unpaid earn-out of $500,000 was forgiven

      o     No additional earn-out would accrue

On January 20, 2004, in conjunction with the private placement, the Company entered into a surrender agreement with its landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to:

      o     Pay the landlord an aggregate of $800,000

      o Issue to the landlord 500,000 shares of restricted common stock of the Company with cost free, piggyback registration rights.

Upon the signing of the agreement, $500,000 was paid. The balance of the fee was to be paid in three equal installments of $100,000 each. Payments were made on March 1, 2004, September 1, 2004 and February 24, 2005. The shares were valued at $0.55 per share, the closing price of the stock on February 9, 2004, the date the stock was issued. The terminated lease had an expiration date of December 31, 2009 with minimum lease rentals of approximately $637,000 in 2004 and $671,000 annually through 2009.

On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years, commencing January 1, 2004, and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the principal (the "PIK Amount").

On July 6, 2004, the Company negotiated an unsecured subordinated promissory note for $1,000,000. The note was payable on October 4, 2004. However, 50% of the note could be extended to January 3, 2005. The stated interest rate was 12% per annum. With the issuance of the note, a three (3) year Common Stock Purchase Warrant (Purchase Warrant) was issued to purchase up to 500,000 shares of the Company's common stock. The exercise price of the Warrant Shares was $0.68, the closing price of the stock on the date of the issuance of the Note. Based on a Black-Scholes valuation of the warrants, $105,000 of interest expense was expensed during this period. On September 29, 2004, the unsecured subordinated promissory note and the Purchase Warrants were cancelled. In consideration of the cancellation of the Original Note, a new unsecured subordinated promissory note in the amount of $625,000 was issued, with interest accruing at a rate of 12% per annum. The Company also issued 750,000 restricted shares of common stock for the sum of $375,000, which was applied as partial payment of the Original Note. The stock was issued on September 29, 2004. The price of the stock on the date of issuance was $0.63 per share. The New Note was to mature on January 6, 2005. However, on January 5, 2005, the Company entered into a modification agreement with the holder of the Note. Under the terms of the modification agreement, the maturity date of the note was extended to May 6, 2005 with the Company having the right to prepay the note at any time. As consideration for the modification and extension of the terms of the note, the Company agreed to issue up to 200,000 warrants to purchase 200,000 warrant shares. The warrant shares are exercisable at $0.85 per share and are to be issued in increments of 50,000 every 30 days from the modification date to maturity date of the note. In the event the Company elects to prepay the note, the amount of the warrants to be issued under the modification agreement will be pro-rated. The warrants have a three (3) year term from date of issuance with cost-free, piggyback registration rights.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123(R), Share-Based Payment. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB has required that FAS No. 123(R) be adopted by June 15, 2005, and the Company has decided to implement it on that date. The Company believes that the adoption of FAS No. 123(R) will not have a material effect on the Company's financial position or results of operations.

Certain Risk Factors

The following risks, as well as other risks and uncertainties that are not yet identified or that we currently think are immaterial, could materially and adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

RISKS ASSOCIATED WITH THE RESIGNATION OF OUR FORMER INDEPENDENT PUBLIC
ACCOUNTANTS

OUR FORMER INDEPENDENT PUBLIC ACCOUNTANTS, GOLDSTEIN AND MORRIS, P.C., RESIGNED EFFECTIVE OCTOBER 20, 2004, WHICH MAY LIMIT YOUR ABILITY TO SEEK RECOURSE AGAINST THEM IN THE EVENT OF A CLAIM.

On October 20, 2004, Goldstein and Morris Certified Public Accountants informed us that they were resigning as our independent, registered public accounting firm as it was no longer able to service our audited needs as a public company. The resignation was not sought or recommended by our audit committee or our Board of Directors. Effective January 1, 2005, we learned that the firm of Goldstein and Morris was no longer an active operating entity engaged in the practice of public accounting and auditing work. Due to Goldstein and Morris's resignation and discontinuation of its public practice, investors and shareholders of our common stock may have limited recourse against Goldstein and Morris in the event of any claims associated with prior work performed on behalf of the Company by Goldstein and Morris as independent auditors.

Our consolidated financial statements as of December 31, 2003 and 2002 have been audited by Goldstein and Morris Certified Public Accountants, PC. Their report for the years ended December 31, 2003 and 2002, has not been reissued due to the fact that Goldstein and Morris have discontinued operations. A copy of their previously issued report has been included.

RISKS RELATED TO OUR BUSINESS

THE BUSINESS OF PROVIDING MERCHANDISING, DESIGN/BUILD, CREATIVE/POINT OF SALE, FURNITURE AND MARKETING SERVICES TO FINANCIAL INSTITUTIONS AND TRADITIONAL RETAILERS IS HIGHLY COMPETITIVE. IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, OUR REVENUES AND PROFIT MARGINS WILL BE ADVERSELY AFFECTED.

The consulting design services, merchandising markets and the store build-out industry in which we operate include a large number of service providers and our business is highly competitive. Some of our competitors have greater financial, technical and marketing resources, larger customer bases, greater name recognition, and more established relationships with their customers and suppliers than we have. Larger and better capitalized competitors may be better able to respond to the need for technical changes, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally.

Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their abilities to address client needs. New competitors or alliances among competitors could emerge and gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide superior services that gain greater market acceptance than the services that we offer or develop. Furthermore, our clients may establish either strategic sourcing or centralized purchasing departments, which may aggressively pursue low cost producers at the expense of value-add firms. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues, gross margins and net profits. In addition, financial institutions and banks may choose not to outsource their design and merchandising needs, which could have an adverse effect on our revenue growth. The merger and acquisition of financial institutions may result in a temporary increase in our business, but in the long term, a reduced number of branches of financial institutions and banks will reduce our customer base and result in a decline in resources.

A SIGNIFICANT OR PROLONGED ECONOMIC DOWNTURN COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND PROFIT MARGIN.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by economic activity in general. If there is continued economic downturn, we may experience a reduction in the growth of new business as well as a reduction in existing business, which may have an adverse effect on our business, financial condition and results of operations. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing, budget reductions for design and build out work, reductions in the size of our clients' design and merchandising needs or mergers and consolidation in the financial services industry. Reduced demand for our services could increase price competition.

THE FINANCIAL SERVICES AND BANKING INDUSTRY HAS CONSOLIDATED IN RECENT YEARS AND IF IT CONTINUES TO CONSOLIDATE, WE MAY BE ADVERSELY AFFECTED BY A REDUCTION IN AVAILABLE MARKET SHARE.

Our core market, the financial services and banking industry, has experienced an unprecedented number of mergers and acquisitions in recent years which is expected to continue. While the consolidation within the financial services industry with banks and brokerage firms may have a positive effect on our business short term, we may ultimately lose existing clients by way of acquisition or merger, and we may have a reduction in available market share which could adversely affect our revenues.

THE PROFITABILITY OF OUR ENGAGEMENTS WITH CLIENTS MAY NOT MEET OUR EXPECTATIONS.

Unexpected costs or delays encountered in our build out projects of bank branches and financial institutions could make our outsourcing contracts or consulting engagements less profitable than anticipated. When making proposals for outsourcing or consulting contracts, we estimate the costs associated with such engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin. In the event that we are unable to meet construction completion schedules, we may experience payment penalties in our agreements with our clients. However, penalties are involved in very few of our contracts.

In our consulting and build out business, cost overruns or early contract terminations could cause our business to be less profitable than anticipated. At the beginning of each new arrangement, we undertake an implementation process whereby we gather data and customize our analysis. We may experience delays in receiving final certificates of occupancy that can result in payment delays by our clients.

Our clients typically retain us on a contract engagement-by-contract engagement basis, rather than under exclusive long-term contracts. Large client projects involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for or may cancel or delay additional stages of a project. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, such as the business or financial condition of the client or general economic conditions. When engagements are terminated, we lose the associated revenues, and we may not be able to eliminate associated costs or redeploy the affected employees in a timely manner to minimize the negative impact on profitability.

THE LOSS OF A SIGNIFICANTLY LARGE CLIENT OR SEVERAL CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES.

Although our client relationships are often on a project by project basis, in fiscal year 2004 we had two clients that each accounted for 11% of our net revenues. The loss of a significantly large client or several clients could adversely impact our revenues and profitability. Given the amount of time needed to implement new design and build out clients, there is no assurance that we would be able to promptly replace the revenues lost if a significantly large client or several clients terminated our services.

WE MAY HAVE DIFFICULTY INTEGRATING OR MANAGING ACQUIRED BUSINESSES, WHICH MAY HARM OUR FINANCIAL RESULTS OR REPUTATION IN THE MARKETPLACE.

Our expansion and growth may be dependent in part on our ability to make acquisitions of similar companies or companies that provide synergy with our business. The risks we face related to acquisitions include that we could overpay for acquired businesses, face integration challenges and/or have difficulty finding appropriate acquisition candidates.

We may pursue acquisitions in the future, which may subject us to a number of risks, including:

      o     Diversion of management attention;

      o Amortization and potential impairment of intangible assets, which could adversely affect our reported results;

      o Inability to retain the management, key personnel and other employees of the acquired business;

      o Inability to establish uniform standards, controls, procedures and policies;

      o     Inability to retain the acquired company's clients

      o Exposure to legal claims for activities of the acquired business prior to acquisition; and

      o Inability to effectively integrate the acquired company and its employees into our organization.

We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us. We may not succeed at integrating or managing acquired businesses or in managing the larger company that result from these acquisitions. Client dissatisfaction or performance problems, whether as a result of integration or management difficulties or otherwise, could have an adverse impact on our reputation. In addition, any acquired business could significantly under perform relative to our expectations.

OUR BUSINESS WILL BE NEGATIVELY AFFECTED IF WE ARE NOT ABLE TO KEEP PACE WITH MARKETING CHANGES AND THE NEEDS OF OUR CLIENTS.

Our future success depends, in part, on our ability to develop and implement design and marketing plans that anticipate and keep pace with rapid and continuing changes in industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Also, marketing plans developed by our competitors may make our service noncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and complete important client engagements.

Our business is also dependent, in part, upon continued growth in business by our clients and prospective clients and our ability to deliver innovative design and marketing concepts to our clients. The effort to gain new customers, especially store build outs, requires us to incur significant expenses. If we cannot offer innovative cost effective plans as compared to our competitors, we could lose market share.

IF OUR CLIENTS OR THIRD PARTIES ARE NOT SATISFIED WITH OUR SERVICES, WE MAY FACE DAMAGE TO OUR PROFESSIONAL REPUTATION OR LEGAL LIABILITY AND PAYMENT DELAYS.

We depend to a large extent on our relationships with our clients and our reputation for high-quality outsourcing and consulting services. As a result, if a client is not satisfied with our services or products, it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.

Clients and third parties who are dissatisfied with our services or who claim to suffer damages caused by our services may bring lawsuits against us. Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims may produce publicity that could hurt our reputation and business.

In the event that a construction or design of a job is delayed as a result of a dispute with a subcontractor or client, payment may be delayed and cause a cash flow deficit in our business. Additionally, subcontractors and vendors can file liens for materials and services which can create client problems that can delay payment.

The nature of our work, especially our store build-outs, involves the use of a large number of sub-contractors. Our ability to schedule and rely upon these sub-contractors for the timely and proper completion of a project is essential. There is , therefore, a strict qualification process for all our vendors. The failure of a sub-contractor to timely or properly perform a job on a construction project could have a ripple effect that adversely affects our revenue stream.

WE DEPEND ON OUR EMPLOYEES; THE LOSS OF KEY EMPLOYEES COULD DAMAGE OR RESULT IN THE LOSS OF CLIENT RELATIONSHIPS AND ADVERSELY AFFECT OUR BUSINESS.

Our success and ability to grow is dependent, in part, on our ability to hire and retain talented people. We compete against many traditional retailers to attract our employees. The inability to attract qualified employees in sufficient numbers to meet demand or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

Our success largely depends upon the business generation capabilities and project execution skills of our employees. In particular, our employees' personal relationships with our clients are an important element of obtaining and maintaining client engagements. Losing employees who manage substantial client relationships or possess substantial experience or expertise could adversely affect our ability to secure and complete engagements, which would adversely affect our results of operations. We do have non-compete agreements with certain employees. However the enforceability of same may be limited due to the limitations on these agreements that have restricted their enforceability by court decisions in various states.

In addition, if any of our key employees were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. Clients or other companies seeking to develop in-house services similar to ours also could hire our key employees. Such hiring would not only result in our loss of key employees but also could result in the loss of a client relationship or a new business opportunity.

IF WE FAIL TO ESTABLISH AND MAINTAIN ALLIANCES FOR DEVELOPING, MARKETING AND DELIVERING OUR SERVICES, OUR ABILITY TO INCREASE OUR REVENUES AND PROFITABILITY MAY SUFFER.

Our business depends, in part, on our ability to develop and maintain alliances with businesses such as banks and financial service firms and companies in order to develop, market and deliver our services. If our strategic alliances are discontinued or we have difficulty developing new alliances, our ability to increase or maintain our client base may be substantially diminished.

INCREASE IN LABOR AND MATERIAL COSTS CAN RESULT IN A DECLINE IN PROFITABILITY.

We are subject to cost increases for both labor and materials, and while we have a good relationship with our employees, we cannot be certain that we will not face an increase in our labor costs, or an increase in the labor costs of our vendors and subcontractors that perform services on our construction jobs. Additionally, we are subject to material price increases that can be imposed on us during or after we have submitted a bid price, and while we attempt to pass along cost increases for labor and materials, there is no assurance that we will be able to do so.

WE RELY ON THIRD PARTIES TO PROVIDE SERVICES AND THEIR FAILURE TO PERFORM THE SERVICE COULD DO HARM TO OUR BUSINESS.

As part of providing services to clients, we rely on a number of third-party service providers. These providers include construction contractors who are used in connection with store build out projects. The failure of a third party to properly or timely perform services can jeopardize our ability to maintain certain business relationships and could adversely affect our revenues.

We face cost increases as a result of increases in business insurance and related costs. We are required to carry business and professional liability insurance in favor of our clients, and insurance companies have been subject to rising premium rates for insurance coverage.

AN INCREASE IN BORROWING COSTS MAY HAVE AN ADVERSE IMPACT ON OUR CORE BUILDING AND CONSULTING BUSINESS.

The prime interest rate and Federal funds borrowing rate is at a low point, and has continued to be at a low ebb, to encourage and stimulate business development and economic growth. In the event of any increase in the prime and Federal funds rates, our clients may postpone or eliminate new build out and construction jobs, as well as related consulting services which can have an adverse effect on our resources and profit.

RISKS RELATED TO OUR FINANCIAL CONDITION

THE PRICE OF OUR SHARES MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE.

A large number of our restricted shares may be subject to Rule 144 of the Securities Act whereby they may currently be eligible for resale. Sales of a large amount of our common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

In the past, we have raised money through the sale of shares of our common stock or derivative securities that may convert into shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities, or "PIPE" transactions, and other transactions.

We will continue to seek financing on an as-needed basis on terms that are negotiated in arms-length transactions. Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

WE HAVE INCURRED LOSSES IN THE PAST AND WE MAY INCUR LOSSES IN THE FUTURE.

We have incurred losses in each year since our inception except for our most recently completed fiscal year. Depending upon business cycles and other factors beyond our control we may continue to experience losses, or in the case of profits, same may not be sustainable.

WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR BUSINESS OPERATIONS OR IMPLEMENT BUSINESS INITIATIVES IN THE FUTURE

Although we believe that we currently have sufficient funding in place to sustain our present business operations for the foreseeable future, we continue to seek additional financing through the issuance of equity or debt. Additionally, if we experience any changes in the revenues we derive from merchandising, furniture, environmental design and build out, we may require additional funding to maintain our current business operations. Unless we are able to generate additional revenue from our current business, we will require additional funds to implement any business initiatives we may seek to realize in the future.

ALL OF OUR ASSETS ARE CURRENTLY PLEDGED AS SECURITY PURSUANT TO THE TERMS OF OUR CREDIT FACILITY

We have recently completed a one year extension and restructuring of the senior credit facility of our wholly-owned subsidiary, Willey Brothers, Inc., effective December 29, 2004 with Bank of America Business Capital. All assets of our wholly owned subsidiary are pledged to secure the credit facility. The restructured facility provides for a $1,750,000 revolving credit facility through March 31,2005 and thereafter $1,500,000, and a $3,300,000 term loan. The original credit facility provided for a term loan of $8,000,000 and a revolving credit facility of $6,000,000. Under the restructured facility, Willey Brothers will pay a non-default rate of interest of the base rate plus 3.50%. As an additional fully earned non-refundable amendment fee, Willey Brothers will pay 0.5% of the Obligations as of and on January 3, 2005; plus 1% of the Obligations as of and on June 30, 2005 and 1.5% of the Obligations as of and on September 30, 2005. Under the terms of the tenth amendment to the facility, Willey Brothers will make prepayments toward the balance due under the term loan of $100,000 a month for the first six months, which will increase to $200,000 a month for the remainder of the term. Additionally under the amendment, Willey Brothers will pay $25,000 a month for the first six months of the term of the amendment toward previously outstanding amendment fees of $580,000. The payments toward previously outstanding amendment fees will increase to $50,000 a month for the last six months of the amendment. The amended credit facility continues to impose certain other loan covenants on Willey Brothers and the Company. The facility expires on December 31, 2005. In the event we can not negotiate a further extension, modification or obtain a new credit facility, our ability to continue our business operations may be adversely affected.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

WE ARE UNCERTAIN HOW TRADING ON THE OVER THE COUNTER BULLETIN BOARD WILL AFFECT THE LIQUIDITY AND SHARE VALUE OF OUR STOCK.

Since August 29, 2003, our stock has traded on the Over-the-Counter Bulletin Board. We are uncertain about the long-term impact, if any, on share value as a result of trading on the Over-the-Counter Bulletin Board.

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK.

Our common stock has traded as low as $0.45 per share and as high as $1.08 per share in the twelve months ended December 31, 2004. We believe that some of the factors leading to the volatility include:

      o Price and volume fluctuations in the stock market at large which do not relate to our operating performance;

      o     Fluctuations in our operating results;

      o     Concerns about our ability to finance our continuing operations;

      o Financing arrangements, including the recent financings, which have resulted in the issuance of a significant number of shares in relation to the number of shares previously outstanding;

      o Announcements of technological innovations or new products which we or our competitors make;

      o Changes in financial services and the banking industry in the united States or abroad;

      o Changes in stock market analysts' recommendations regarding BrandPartners and other companies that may provide similar services;

      o     Fluctuations in market demand for our services and products; and

      o Sudden change in our management and composition of our Board of Directors.

OUR ISSUANCE OF WARRANTS, OPTIONS AND STOCK GRANTS TO CONSULTANTS FOR SERVICES MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK AND OUR FINANCIAL RESULTS.

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R, Share-Based Payments ("FAS123R"). FAS123R requires that the cost of all awards of equity instruments made to employees in exchange for employment services be recorded at fair value on the grant date with the cost to be charged to expense as the award vests. Additionally, we have issued approximately 14 million options to purchase shares of our common stock as compensation to consultants, certain employees and directors. Our recently approved 2004 plan is intended to replace our 2001 option plan for prospective grants. As we continue to look for ways to minimize our use of cash while obtaining required services, we may issue additional options at or below the current market price and make additional stock bonus grants. In addition to the potential dilutive effect of a large number of shares and a low exercise price for options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

SHAREHOLDERS OF OUR COMMON STOCK MAY FACE DILUTION OF THEIR HOLDINGS.

The exercise of some or all of our outstanding warrants and options, including the exercise of our Class A Warrants and Class B Warrants (see "Description of Securities"), would dilute the then-existing stockholders' ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for our common stock. In addition, the existence of a significant amount of outstanding options and warrants may encourage short selling because the exercise of the outstanding options and warrants could depress the price of our common stock. Moreover, the terms upon which we would be able obtain additional equity capital could be adversely affected, because the holders of such securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

CERTAIN HOLDERS OF OUR CLASS A AND B WARRANTS ISSUED IN OUR PRIVATE PLACEMENT COMPLETED IN FEBRUARY 2002 HAVE CLAIMED THAT THE EXERCISE PRICE OF THEIR WARRANTS SHOULD BE RESET.

Under the terms of warrant agreements entered into as a part of our private placement completed in February 2002, we were obligated to reset the exercise price of warrants issued, if during the two year period immediately following the closing of the sale of common stock and warrants to a subscriber we issued, other than pursuant to a stock grant or stock options to employees or consultants on in connection with merger or acquisition activities, any shares of common stock or equivalents at a price or exercise price per share that was less that the market price as defined in the warrant agreements. We subsequently issued securities in a private placement that closed January 20, 2004, which as a result of the prior warrant agreements, resulted in the ratcheting down of the exercise price of certain warrants issued in our placement completed in February 2002, provided the warrants were issued in a closing that occurred less than two years prior to January 20, 2004. Specifically, a total of 681,985 warrants issued in closings that occurred in the final two traunches of the placement completed in February 2002 were eligible for an adjustment of the exercise price as the January 20, 2004 share issuance occurred within two years of the closings for those warrants. Certain holders of 4,232,421 warrants that were issued in closings more than two years prior to the January 20, 2004 date have also requested that their warrants be reset or ratcheted down, and we contend that these warrants should not be reset by virtue of the terms of their warrant agreements.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Shares of our common stock are "penny stocks" as defined in the Exchange Act, which are traded in the Over-The-Counter Market on the OTC Bulletin Board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

      o The bid and offer price quotes in and for the "penny stock" and the number of shares to which the quoted prices apply.

      o     The brokerage firm's compensation for the trade.

      o The compensation received by the brokerage firm's salesperson for the trade.

In addition, the brokerage firm must send the investor:

      o A monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account.

      o A written statement of the investor's financial situation and investment goals.

Legal remedies, which may be available to you as an investor in "penny stocks" are as follows:

      o If "penny stock" is sold to you in violation of your rights listed above, or other Federal or states securities laws, you may be able to cancel your purchase and get your money back.

      o If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

      o If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

OUR BOARD OF DIRECTORS HAS CERTAIN DISCRETIONARY RIGHTS WITH RESPECT TO OUR PREFERRED SHARES THAT MAY ADVERSELY AFFECT THE RIGHTS OF OUR COMMON STOCKHOLDERS.

Our Board may, without shareholder approval, designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock it designates which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

      o     Restricting dividends;
      o     Dilution of voting power;
      o     Impairment of liquidation rights; and
      o     Delay or prevent a change in the control of the Company.

OUR CERTIFICATE OF INCORPORATION PLACES LIMITATIONS ON THE LIABILITY OF
DIRECTORS

Our Certificate of Incorporation includes a provision to eliminate, to the fullest extent permitted by the Delaware General Corporation Law as in effect from time to time (the "DGCL"), the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. In addition, our Certificate of Incorporation and By-laws include provisions requiring us to indemnify, to the fullest extent permitted by the DGCL, any persons made a party or threatened to be made a party to any action, suit or proceeding by reason of the fact that such person is or was a director or officer of the Company, or is or was serving at our request as a director or officer of another corporation or entity, against all expense, liability or loss incurred in connection therewith. Such provisions also permit us, to the extent authorized by our Board of Directors, to indemnify and grant rights to indemnification to our employees and agents to the fullest extent such indemnification is available to officers and directors.

CERTAIN PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAY MAKE IT MORE DIFFICULT TO EFFECTUATE A CHANGE IN THE COMPOSITION OF OUR BOARD

Certain provisions in our Certificate of Incorporation and By-laws may make it more difficult for holders of a majority of the outstanding shares of Common Stock to change the composition of the Board of Directors and to remove existing management where a majority of the stockholders may be dissatisfied with the performance of the incumbent directors or otherwise desire to make changes.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company's Facility with the $3,300,000 note and revolving line of credit expose the company to the risk of earnings or cash flow loss due to changes in market interest rates. The Facility accrues interest at the bank's base rate plus an applicable margin. For 2003, the Facility accrued interest at either the bank's base rate or LIBOR plus an applicable margin. On January 2, 2004, the LIBOR interest rate was eliminated. On April 23, 2001 and in conjunction with obtaining the Company's revolving credit facility, the Company entered into an interest rate cap agreement, which limited the Company's exposure if the LIBOR interest rate exceeded 6.5%. The notional amount under the cap is $4,000,000. The fair value was immaterial at December 31, 2004 and 2003. The agreement expired April 23, 2004.

The table below provides information on the Company's market sensitive financial instruments as of December 31, 2004:

                                               Weighted Average
                                                 Interest Rate
                           Principal Balance   at December 31, 2004

Term Loan                    $3,300,000             6.50%
Revolving Credit Facility    $        0             6.50%

Holding Company and Operating Subsidiary

We conduct our business through our subsidiary, Willey Brothers, Inc. We have relied and continue to rely on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital, and meet our operating requirements. Currently, Willey Brothers is our sole operating subsidiary. The March 29, 2002 Amendment and Waiver Agreement with our lender prohibits Willey Brothers from paying management fees to the Company until the debt is repaid in full to the lender. The debt is due and payable on December 31, 2005. Regulations, legal restrictions and contractual agreements could restrict any needed payments from Willey Brothers or any other operating subsidiaries we may subsequently acquire. If we are unable to receive cash funds from Willey Brothers, or from any operating subsidiary we may acquire in the future, our operations and financial condition would be materially and adversely affected.

Stock Price Fluctuations

The market price of our common stock has fluctuated significantly and may be affected by our operating results, changes in our business and management, changes in the industries in which we conduct business, and general and market conditions. In addition, the stock markets in general experience extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. The price of our common stock may fluctuate significantly in the future.

Inflation

We do not believe that inflation has had a material effect on the Company's results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "anticipates," " expects," and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive, and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

      o The continued services of James Brooks as Chief Executive Officer of BrandPartners Group and Willey Brothers

      o Our ability to refinance our existing short term debt at all or on terms favorable to the Company

      o Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate the acquired businesses

      o     Changes in our business strategies or development plans

      o     Competition

      o     Our ability to grow within the financial services industry

      o     Our ability to successfully penetrate other markets

      o     Our ability to obtain sufficient financing to continue operations

      o General economic and business conditions, both nationally and in the regions in which we operate

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of the unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

Item 8. Financial Statements

The audited, consolidated financial statements of the Company for the years ended December 31, 2004, 2003 and 2002 are set forth at the end of this Annual Report on Form 10-K and begin on page 41.

The consolidated financial statements of BrandPartners Group, Inc. and subsidiaries as of December 31, 2003 and 2002 have been audited by Goldstein and Morris Certified Public Accountants, PC. Their report for the years ended December 31, 2003 and 2002, has not been reissued due to their discontinuation of public accounting and the cessation of operations. A copy of their previously issued report has been included.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 20, 2004, our former auditors, Goldstein and Morris Certified Public Accountants, P.C. resigned as they advised us that they no longer had the resources available to service the account. Goldstein and Morris was previously appointed as our certifying accountants on February 18, 2004, and had audited our consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows fro the years ended December 31, 2003, 2002 and 2001. Goldstein and Morris' reports on the financial statements for our fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion or were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the period in which Goldstein and Morris audited our financial statements and the interim period in which Goldstein and Morris served as our certifying accountants, there were no disagreement(s) with Goldstein and Morris on any matter of accounting principles or practices, financial statement disclosure or auditor scope or procedure, which disagreement(s), if not resolved to the satisfaction of Goldstein and Morris, would have caused Goldstein and Morris to make reference to the subject matter of such disagreement(s) in connection with its audit report.

On November 2, 2004, upon the recommendation of our audit committee, our Board of Directors engaged Michael F. Albanese, CPA, to audit our consolidated financial statements. During the two most recent fiscal years and through November 2, 2004, we had not consulted with Albanese regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advise was provided that was an important factor considered in our reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement.

Item 9A. Controls and Procedures

      (a)   Evaluation of disclosure controls and procedures

            Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely altering them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

            Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file under the Exchange Act is accumulated and communicated to our management, including our Non-Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      (b)   Changes in internal controls

            Not applicable.

Item 9B. Other Information

On January 7, 2005, the Company incorporated BrandPartners Europe, Ltd., in England as a wholly owned subsidiary. The Company is the sole shareholder of BrandPartners Europe, Ltd.

On January 31, 2005, the lease of the warehouse located in Phoenix, Arizona was terminated, and the remaining inventory was moved to Rochester, New Hampshire.

Effective February 1, 2005, the Company entered into a letter of engagement with Trilogy Capital Partners, Inc. ("Trilogy") whereby Trilogy will provide marketing, financial public relations and investor relations service to the Company. The term of the agreement is for one year and thereafter will be month to month. Under the terms of the letter of engagement, Trilogy will receive fees of $10,000 a month and an aggregate of 600,000 three-year warrants with vesting as follows:

      o     200,000 warrants fully vested and exercisable at $1.00 per share

      o 200,000 warrants exercisable at $1.50 per share vesting when the Company's common stock trades at a per share price of $1.50 per share or greater for five consecutive trading days prior to February 2, 2006

      o 200,000 warrants exercisable at $2.00 per share vesting when the Company's common stock trades at a per share price of $2.00 per share or greater for five consecutive trading days prior to February 2, 2006

The warrants were issued to Trilogy in accord with the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended or Regulation D promulgated there under. The warrants contain registration rights whereby the Company has agreed to prepare and file a registration statement for the warrant shares no later than June 10, 2005.

On March 16, 2005, the Company entered into amendments to agreements with certain executive officers and directors. Specifically, the employment agreement with James F. Brooks, the Company's Chief Executive Officer, was amended and extended an additional three years from the date of the amended agreement. Under the amended agreement, Mr. Brooks will continue to receive annual compensation of $300,000, as well as remain eligible to participate and to receive customary benefits offered by the Company to all employees. In addition to serving as Chief Executive Officer under the amended agreement, Mr. Brooks also serves as President and Corporate Secretary for the Company and its wholly owned subsidiary, Willey Brothers, Inc. The agreement contains a change of control provision, which, if invoked, entitles Mr. Brooks to receive all payments due to him under the agreement at said time. The amended agreement further permits Mr. Brooks to engage in outside consulting provided that the Company's Board of Directors determines that said services will not conflict or interfere with Mr. Brooks' responsibilities and obligations to the Company. In addition to the amendment and extension of Mr. Brooks' agreement, the Company also entered into an amended agreement with its chairman, Anthony J. Cataldo, whereby the term of the agreement was extended an additional three years from the date of the amended agreement. The agreement also contains a change of control provision identical to that of the amended agreement for Mr. Brooks. Both agreements were adopted by the Board of Directors upon recommendation of the Company's Compensation Committee.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

Executive Officers

The information concerning our executive officers required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance by our directors and executive officers is incorporated by reference to the information contained in our definitive proxy/information statement related to the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

                                     PART IV
                                Index To Exhibits

10.1 Ninth Amendment, dated as of November 29, 2003, between Fleet Capital Corporation, Willey Brothers and the Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed February 4,
      2004).

10.2 Surrender Agreement for leasehold at 777 Third Avenue, New York, New York, dated as of January 20, 2004 between the Company and Sage Realty Group as agent (incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed February 4, 2004).

10.3 Settlement Agreement dated January 20, 2004, by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James
      M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998, and McLane, Graf, Raulerson & Middleton, PA as escrow agent, settling obligations under prior agreements dated as of May 15, 2003 (incorporated by reference to Exhibit
      10.2 to the Company's Current Report on Form 8-K filed February 4, 2004).

10.4 Amendment No. 3 and Waiver to Subordinated Note and Warrant Purchase Agreement dated as of January 7, 2004 between Corporate Mezzanine II, L.P., Willey Brothers and the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-k filed February 4,
      2004).

10.5 Amendment No. 1 to the Subordinated Note dated as of January 7, 2004 by Willey Brothers, Inc. as maker and Corporate Mezzanine II, L.P. as holder (incorporated by reference to Exhibit 10.4 to the Company's Current Report filed on Form 8-k filed February 4, 2004).

10.6 Unsecured Subordinated Promissory Note between the Company and Longview Fund L.P. dated July 6, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 16, 2004).

10.7 Common Stock Purchase Warrant, dated as of July 6, 2004, between the Company and Longview Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 16, 2004).

10.8 Amendment to Employment Agreement dated as of August 13, 2004 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.3 to the Company's Quarterly report on Form 10-Q filed August 16, 2004).

10.9 Amendment to Agreement dated August 13, 2004 between the Company and Anthony J. Cataldo (incorporated by reference to Exhibit 10.4 on the Company's Quarterly Report on Form 10-Q filed August 16, 2004).

10.10 Purchase and Joinder Agreement with BancRealty Advisors, LLC, dated September 21, 2004 (incorporated by reference to Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q filed November 16, 2004).

10.11 Modification Agreement, dated September 29, 2004, between the Company and Longview Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K, dated September 30, 2004).

10.12 Unsecured Subordinated $625,000 Promissory Note issued by the Company to Longview Fund L.P. dated September 29, 2004 (incorporated by reference to
      Exhibit 10.2 to the Company's Current Report filed on form 8-K filed September 30, 2004).

10.13 Registration Rights Agreement entered into September 20, 2004 between the Company and Longview Fund L.P. (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-k field September 30,
      2004).

10.14 Tenth Amendment dated December 28, 2004 between Bank of America Business Capital, Willey Brothers and the Company.

10.15 Modification agreement to Unsecured Subordinated $625,000 Subordinated Promissory Note dated January 5, 2005 between Longview Fund, L.P. and the Company.

10.16 Form of Common Stock Purchase Warrant to be issued in accord with Modification Agreement to Unsecured $625,000 Subordinated Note.

10.17 Letter of Engagement for marketing, financial public relations and investor relations services dated as of February 1, 2005 between Trilogy Capital Partners, Inc. and the Company.

10.18 Common Stock Purchase Warrant, exercisable at $1.00 issued to Trilogy Capital Partners.

10.19 Common Stock Purchase Warrant, exercisable at $1.50 issued to Trilogy Capital Partners.

10.20 Common Stock Purchase Warrant, exercisable at $2.00 issued to Trilogy Capital Partners.

10.21 Amendment to Employment Agreement dated March 16, 2005 between James F. Brooks and the Company.

10.22 Amendment to Agreement, dated March 16, 2005, between Anthony J. Cataldo and the Company.

10.23 Agreement dated August 16, 2004 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.3 on the Company's Quarterly Report on Form 10-Q filed August 16, 2004.

14.1 Code of Ethics adopted December 8, 2004 by the Company's Board of Directors (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated December 10, 2004).

16.1 Letter from Goldstein Golub Kessler LLP dated February 20, 2004 addressed to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed February 23, 2004).

16.2 Resignation letter from Goldstein & Morris dated October 20, 2004 (incorporated by reference to Exhibit 16.1 to the Company's Current Report filed on Form 8-K filed October 22, 2004).

16.3 Letter from Goldstein and Morris Certified Public Accountants P.C. addressed to the Securities and Exchange Commission dated November 23, 2004 (incorporated by reference to Exhibit 16.1 to the Company's Current Report filed on Form 8-K filed December 1, 2004).

21.1  List of Subsidiaries

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

BRANDPARTNERS GROUP, INC.


/s/ JAMES F. BROOKS
-------------------------
James F. Brooks
Chief Executive Officer and President

March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Anthony J. Cataldo                                     March 25, 2005
Anthony J. Cataldo, Chairman of the Board


/s/  James F. Brooks                                       March 25, 2005
James F. Brooks, Chief Executive Officer and Secretary


/s/ J. Weldon Chitwood                                     March 25, 2005
J. Weldon Chitwood, Director


/s/ Richard Levy                                           March 25, 2005
Richard Levy, Director


/s/  Suzanne Verrill                                       March 25, 2005
Suzanne Verrill, Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Report of Independent Registered Public Accountant                       40

Financial Statements

         Consolidated Balance Sheets                                     41

         Consolidated Statements of Operations                           42

         Consolidated Statements of Stockholders' Equity (Deficit)       43

         Consolidated Statements of Cash Flows                           44

         Notes to Consolidated Financial Statements                      45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders of BrandPartners Group, Inc.

I have audited the accompanying consolidated balance sheet of BrandPartners Group, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and Subsidiary as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Michael F. Albanese, C.P.A.

Parsippany, New Jersey
February 25,  2005

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED GOLDSTEIN AND MORRIS CERTIFIED PUBLIC ACCOUNTANTS, PC, REPORT. THIS REPORT HAS NOT BEEN REISSUED BY GOLDSTEIN AND MORRIS. THIS REPORT REFERS TO THE YEAR ENDED DECEMBER 31, 2001, WHICH, IN ACCORDANCE WITH SEC REQUIREMENTS, IS NOT PRESENTED IN THIS FILING.

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


/s/ Goldstein and Morris CPA's, P.C.

New York, New York
March 26, 2004

                    BrandPartners Group, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,     December 31,
                       ASSETS                                         2004             2003*
                                                                  ------------     ------------
Cash                                                             $  2,845,573     $    413,946
Accounts receivable,net of allowance for
     doubtful accounts of $141,339 and $186,330                     5,079,667        5,956,610
Costs and estimated earnings in excess of billings                  1,079,515        1,854,886
Inventories                                                         1,326,942          969,020
Prepaid expenses and other current assets                             691,158          541,635
                                                                 ------------     ------------
         Total current assets                                      11,022,855        9,736,097

Property and equipment, net                                         1,515,237        1,486,551
Goodwill                                                           24,271,969       24,271,969
Deferred financing costs                                              202,057          304,126
Other assets                                                          293,818           34,911
                                                                 ------------     ------------

         Total assets                                            $ 37,305,936     $ 35,833,654
                                                                 ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable and accrued expenses                       $  5,959,252     $  9,345,621
     Billings in excess of cost and estimated earnings              4,729,661        6,333,235
     Current maturities, long term debt                                    --        2,000,000
     Short term debt                                                3,972,708        4,932,486
     Other current liabilities                                             --        1,600,848
                                                                 ------------     ------------
         Total current liabilities                                 14,661,621       24,212,190
                                                                 ------------     ------------

Long term debt, net of current maturities                           5,784,193       12,952,668
                                                                 ------------     ------------

Stockholders' equity (deficit)
     Preferred stock, $.01 par value; 20,000,000 shares
         authorized; none outstanding                                      --               --
     Common stock, $.01 par value; 100,000,000 shares
         authorized; issued 32,497,597 and 18,163,553                 324,976          181,636
     Additional paid in capital                                    44,463,181       40,634,822
     Accumulated deficit                                          (27,615,535)     (41,835,162)
     Treasury stock                                                  (312,500)        (312,500)
                                                                 ------------     ------------

         Total stockholders' equity (deficit)                      16,860,122       (1,331,204)
                                                                 ------------     ------------

         Total liabilities and stockholders' equity (deficit)    $ 37,305,936     $ 35,833,654
                                                                 ============     ============

*     Reclassified for comparative purposes
      The accompanying notes are an integral part of these financial statements.

                    BrandPartners Group, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 December 31,      December 31,     December 31,
                                                     2004             2003             2002
                                                 ------------     ------------     ------------
Revenues                                         $ 50,612,819     $ 33,667,062     $ 38,879,500
                                                 ------------     ------------     ------------

Costs and expenses
     Cost of revenues                              35,017,272       29,396,353       29,725,975
     Selling, general and administrative            9,472,529       11,921,942       13,232,518
                                                 ------------     ------------     ------------

        Total expenses                             44,489,801       41,318,295       42,958,493
                                                 ------------     ------------     ------------

        Operating income (loss)                     6,123,018       (7,651,233)      (4,078,993)
                                                 ------------     ------------     ------------

     Other income (expense)
        Interest income                                                 38,935           71,100
        Manamgent fee income                                                            332,160
        Interest expense, net                        (988,676)      (1,825,179)      (2,461,632)
        Gain on forgiveness of debt                 9,085,285               --               --
        Settlement of lawsuit                              --         (227,220)              --
        Lease termination fee                                       (1,075,000)
        Other                                              --         (224,365)         348,138
                                                 ------------     ------------     ------------
           Total other income (expense)             8,096,609       (3,312,829)      (1,710,234)
                                                 ------------     ------------     ------------
     Income taxes benefit                                                               986,265
                                                 ------------     ------------     ------------
     Income (loss) from continuing operations      14,219,627      (10,964,062)      (4,802,962)
                                                 ------------     ------------     ------------

     Loss from discontinued operations                                               (7,169,585)

                                                 ------------     ------------     ------------
        NET INCOME (LOSS)                        $ 14,219,627     $(10,964,062)    $(11,972,547)
                                                 ============     ============     ============


Basic and diluted earnings (loss) per share
     Basic                                       $       0.47     $      (0.59)    $      (0.65)
     Diluted                                     $       0.39     $      (0.59)    $      (0.65)

     Continuing operations                       $       0.39     $      (0.59)    $      (0.26)
     Discontinued operations                                                       $      (0.39)
     Net income (loss) - basic & diluted         $       0.39     $      (0.59)    $      (0.65)

Weighted - average shares outstanding
     Basic                                         30,390,636       18,468,553       18,437,942
     Diluted                                       36,474,663       18,468,553       18,437,942

      The accompanying notes are an integral part of these statements.

                    BrandPartners Group, Inc. and Subsidiary
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           Common Stock         Additional      Accumulated       Treasury Stock
                                        Shares     Par Value   Paid in Capital    Deficit      Shares        $           Total
                                        ------     ---------   ---------------    -------      ------        -           -----
Balance at December 31, 2001          17,857,462  $178,575      $39,841,655    $ (18,898,553)  (100,000)  $ (312,500)  $ 20,809,177

Shares issued in private placement       285,258     2,853          242,655               --         --           --        245,508

Shares issued for services                20,833       208           24,792               --         --           --         25,000

Net loss                                      --        --               --      (11,972,547)        --           --    (11,972,547)
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 2002          18,163,553  $181,636      $40,109,102    $ (30,871,100)  (100,000)  $ (312,500)  $  9,107,138

Options to settle lawsuit                     --        --           77,220               --         --           --         77,220

Options issued for services                   --        --          448,500               --         --           --        448,500

Net loss                                      --        --               --      (10,964,062)        --           --    (10,964,062)
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 2003          18,163,553  $181,636      $40,634,822    $ (41,835,162)  (100,000)  $ (312,500)  $ (1,331,204)

Shares issued in private placement    12,400,001   124,000        2,771,000               --         --           --      2,865,000

Shares issued for debt                 1,550,000    15,510          789,490               --         --           --        805,000

Shares issued for services                32,000     1,330           16,029               --         --           --         17,359

Options/warrants exercised               352,043     2,500           73,370               --         --           --         75,870

Warrants issued in connection with
extension of debt maturity                    --        --          105,000               --         --           --        105,000

Options/warrants issued for services          --        --           73,470               --         --           --         73,470

Net income                                    --        --               --       14,219,627                             14,219,627
                                      ---------------------------------------------------------------------------------------------
Balance at December 31, 2004          32,497,597  $324,976      $44,463,181    $ (27,615,535)  (100,000)  $ (312,500)  $ 16,860,122
                                      =============================================================================================

The accompanying notes are an integral part of these statements.

                    BrandPartners Group, Inc. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     December 31,   December 31,   December 31,
                                                                                        2004           2003           2002
                                                                                     ------------   ------------   -----------
Cash flows from operating activities
       Net income (loss)                                                             $ 14,219,627   $(10,964,062)  $(4,802,962)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
       Depreciation and amortization                                                      620,269        919,919       889,875
       Forgiveness of long term debt                                                   (9,085,285)            --            --
       Amortization of discount on notes payable                                               --         67,344       410,646
       Provision for doubtful accounts                                                   (139,824)        72,370        17,194
       Non-cash compensation                                                               90,860        860,720       310,000
       Allowance for obsolete inventory                                                        --        317,849        (7,575)
       Options issued for services                                                             --        135,000            --
       Non-cash interest expense                                                          105,000             --            --
       Put warrant (gain) loss                                                                 --        164,053      (384,143)
       Loss on disposal of fixed assets                                                        --         18,340            --
       Loss on disposal  of assets                                                             --         41,972        36,005
       Changes in operating assets and liabilities
             Accounts receivable                                                        1,016,767      1,447,452    (1,090,453)
             Costs and estimated earnings in excess of billings                           775,371      4,433,646    (2,853,785)
             Inventories                                                                 (357,922)       816,040       378,753
             Prepaid expenses and other current assets                                   (149,523)       265,032      (529,158)
             Other assets                                                                      --         (5,006)     (164,092)
             Accounts payable and accrued expenses                                       (587,807)    (5,145,900)    5,881,013
             Other current liabilities                                                 (1,600,848)       525,354       741,370
             Billings in excess of costs and estimated earnings                        (1,603,574)     5,216,875       723,062
             Interest payable (long term)                                                      --        217,729            --
             Income taxes                                                                      --      1,208,420    (1,103,931)
                                                                                     ------------   ------------   -----------
             Net cash provided by (used in) operating activities                        3,303,111        613,147    (1,548,181)
                                                                                     ------------   ------------   -----------
Cash flows from investing activities
       Purchase of Membership Interest                                                   (250,000)            --            --
       Acquisition of equipment                                                          (546,886)      (415,627)     (545,734)
       Loan to officers                                                                                                (78,000)
       Proceeds from disposition of discontinued operations and other assets                   --         30,061     2,008,995
                                                                                     ------------   ------------   -----------
             Net cash provided by (used in) investing activities                         (796,886)      (385,566)    1,385,261
                                                                                     ------------   ------------   -----------
Cash flows from financing activities
       Borrowings (repayments) on credit facility, net                                         --       (333,559)           --
       Net borrowings on short term debt                                                 (959,778)            --     2,857,648
       Net repayments on long term debt                                                (2,083,190)    (2,044,800)   (5,029,268)
       Repayment of loan to officers                                                           --         46,800        31,200
       Proceeds from short term debt                                                           --        350,000            --
       Proceeds from exercise of options                                                   73,370             --            --
       Proceeds from sale of common stock                                                      --             --       245,508
       Proceeds from private placement of equity, net of costs                          2,895,000             --            --
                                                                                     ------------   ------------   -----------
             Net cash provided by (used in) financing activities                          (74,598)    (1,981,559)   (1,894,912)
                                                                                     ------------   ------------   -----------
             NET INCREASE (DECREASE) IN CASH                                            2,431,627     (1,753,978)   (2,057,832)

Cash, beginning of year                                                                   413,946      2,167,924     4,225,756
                                                                                     ------------   ------------   -----------
Cash, end of year                                                                    $  2,845,573   $    413,946   $ 2,167,924
                                                                                     ============   ============   ===========
Supplemental disclosures of cash flow information:
       Cash paid during the period for interest                                      $    328,565   $    870,656   $ 1,251,352
                                                                                     ============   ============   ===========
       Cash paid during the period for taxes                                         $         --   $         --   $   263,888
                                                                                     ============   ============   ===========

The accompanying notes are an integral part of the financial statements.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

BrandPartners Group, Inc. operates through its wholly-owned subsidiary, Willey Brothers, Inc. ("Willey Brothers"), which was acquired on January 16, 2001. Through Willey Brothers, Inc., the Company provides services and products to the financial services industry consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs, throughout the United States. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Principles of Consolidation

            The consolidated financial statements include the accounts of BrandPartners Group, Inc., its wholly-owned subsidiary, Willey Brothers, and iMapData through October 31, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

      2.    Revenue Recognition

            Willey Brothers records sales on its long-term contracts on a percentage-of-completion basis, based upon actual costs incurred to date on such contracts. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to percentage-of-completion. Costs and estimated earnings in excess of billings represent unbilled charges on long-term contracts consisting of revenue recognized but not billed at December 31. Such billings are generally made and collected in the subsequent year. Billings in excess of cost and estimated earnings represent billed charges, such as deposits, on long-term contracts consisting of amounts not recognized but billed at December 31 (see Note "F").

            Revenue from short-term contracts is recognized when the product is shipped/and or the service is rendered.

      3.    Cash and Cash Equivalents

            The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

      4.    Inventories

            Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at December 31, 2004 and 2003.

                                            2004      2003
                                         ----------  --------

                        Finished goods   $1,045,270  $628,832
                        Raw Material     $  278,584  $329,866
                        Work-in-Process  $    3,088  $ 10,322
                                         ----------  --------

                                         $1,326,942  $969,020
                                         ==========  ========

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

            Included in property and equipment is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we capitalize costs incurred during the application development stage related to the development of internal-use software and will amortize these costs over the estimated useful life of two years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

      6.    Goodwill and Deferred Financing Costs

            Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis over ten years through December 21, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" (See Note "C").

            Deferred financing costs are being amortized on a straight-line basis over five to seven years, the life of the related debt.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

      7.    Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
            Of.

            The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See Note "B-17")

      8.    Warranty Costs

            Estimated future warranty costs are provided for in the period of sale for products under warranty based upon past experience. Accrued warranty costs at December 31, 2004 and 2003 were approximately $138,710 and $71,000, respectively, and are included in accounts payable and accrued expenses.

      9.    Income Taxes

            As part of the process of preparing the BrandPartners consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from different treatment of items. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must then look at the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. (See Note "K")

      10.   Fair Value of Financial Instruments

            The following methods and assumptions were used in estimated the indicated fair values of financial instruments:

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

      11.   Income (Loss) Per Share

            Basic and diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. When applicable, diluted income per share is computed using the weighted-average number of shares of common stock adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights and warrants. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

              Potential common shares which are antidilutive and therefore excluded from the computation of basic and diluted loss per share, consisting of stock options, warrants and convertible debt, were 6,846,764 for the year ended December 31, 2004.

      12.   Derivative Instruments and Hedging Activities

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability at its fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the instrument hedged.

            On April 23, 2001, and in conjunction with obtaining the Company's credit facility, the Company entered into an interest rate cap agreement, which limits the Company's exposure if the LIBOR interest rate exceeds 6.5%. Accordingly, the Company designated the interest rate cap having an aggregate notional amount of $4 million as a cash flow hedge as defined under SFAS No. 133. The contract matured on January 22, 2004. As of December 31, 2004, 2003 and 2002, the fair value of the agreement was immaterial.

      13.   Concentration of Credit Risk

            Financial instruments that subject the Company to credit risk primarily consist of accounts receivable and costs and estimated earnings in excess of billings. (See Note "F"). Willey Brothers' customer base primarily consists of U.S. financial institutions. Management does not believe that significant credit risk exists in connection with the Company's concentration of credit at December 31, 2004.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

      14.   Stock-Based Compensation

            The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB. No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company discloses information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123", Accounting for Stock-Based Compensation.) The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123, using the assumptions described in Note "M".

                                                                Years Ended December 31,
                                                           2004            2003             2002
                                                     --------------  --------------   --------------
Net income (loss) applicable to common stockholders
         As reported                                 $   14,219,627  $  (10,964,062)  $  (11,972,547)
         Pro forma                                       12,868,579     (13,327,750)     (12,769,250)

Weighted-average shares outstanding
         Basic                                           30,390,636      18,468,553       18,437,942
         Diluted                                         36,474,663      18,468,553       18,437,942

Net income (loss) per share
     As reported
         Basic                                       $         0.47  $        (0.59)  $        (0.65)
         Diluted                                     $         0.39  $        (0.59)  $        (0.65)
     Pro forma
         Basic                                       $         0.42  $        (0.72)  $        (0.69)
         Diluted                                     $         0.35  $        (0.72)  $        (0.69)

            The Company has decided to adopt SFAS No. 123(R), Share-Based Payment, effective Quarter 3 (July 1, 2005), the required compliance date. The Company will apply the modified retrospective application
            (MPA) method to effect the transition. The MPA method will be applied to all prior years for which Statement 123 was effective which will require the adjustment of the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, compensation cost and related tax effects will be recognized in those financial statements as though they had been accounted for under Statement 123. Changes to amounts originally measured on a pro forma basis are precluded. Instead of presenting all of those years in comparative financial statements, the Company will adjust the beginning balances of paid-in capital, deferred taxes and retained earnings for the earliest year presented to reflect the results of the MPA to those prior years not presented. The effects of any such adjustments shall be disclosed in the year of adoption.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

            Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Under EITF No. 96-18, as amended by EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

      15.   Use of Estimates

            In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect:

            o     reported amounts of assets and liabilities

            o disclosure of contingent assets and liabilities at the date of the financial statements

            o     revenues and expenses during the reporting period.

            Actual results could differ from these estimates.

            These estimates and assumptions relate to estimates of:

            o     collectibility of accounts receivable
            o     realizability of goodwill and other intangible assets
            o     costs to complete engagements
            o     accruals
            o     income taxes
            o     other factors

            Management has used reasonable assumptions in deriving these estimates. However, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company's estimates.

      16.   Long-Lived Assets

            o The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Such losses are measured by the excess of the carrying amount over the fair value. No write-downs have been required for the years ended December 31, 2004, 2003 and 2002.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

            The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

      17.   Recently Issued Accounting Standards

            In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123(R), Share-Based Payment. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB has required that FAS No. 123(R) be adopted by Quarter 3, (July 1, 2005) and the Company has decided to implement it on that date. The Company believes that the adoption of FAS No. 123(R) will not have a material effect on the Company's financial position or results of operations.

      18.   Accounts Receivable

            The majority of the Company's accounts receivable is due from companies in the financial services industry. Credit is extended based on evaluation of a customer's financial condition. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Periodically, the Company reviews accounts receivable to reassess its estimates of collectibility. The Company provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, the Company provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company's valuation reserves to increase includes factors negatively impacting clients' ability to pay their obligations as they become due, and the quality of its collection efforts. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest income related to finance charges is subsequently recognized only to the extent that cash is received.

NOTE C - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning December 15, 2001. However, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

      o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

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

On January 1, 2002, the Company adopted SFAS No. 142, and accordingly, stopped amortizing goodwill. During the first quarter of 2002, 2003 and 2004, the Company had an evaluation of its goodwill performed, under SFAS No. 142, and no impairment was indicated.

NOTE D - ACQUISITIONS

Acquisitions are accounted for as purchases and, accordingly, are included in the Company's consolidated results of operations from the date of acquisition. The purchase price is allocated based on estimated fair values of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

WILLEY BROTHERS, INC.

On January 16, 2001, the Company acquired the stock of Willey Brothers for a combination of cash, common stock of the Company, options in the Company's stock and notes payable. The total purchase price was $33,144,938. The acquisition was made with cash of $17,069,938; 1,512,500 shares of common stock of the Company valued at $6,050,000 ($4.00 per share); stock options issued with a fair market value of $525,000; and notes payable of $9,500,000.

The following table provides an analysis of the purchase of Willey Brothers. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill as follows:

Total purchase cost                                                  $33,144,938
Fair value of net assets acquired                                      6,134,704
                                                                     -----------

Excess of cost over fair value of net assets
         acquired allocated to goodwill                              $27,010,234
                                                                     ===========

Accumulated amortization at December 31, 2001 was $2,738,265. See Note "C".

The terms of the acquisition also provided for additional consideration (the "earn-out") to be paid if the earnings of Willey Brothers exceeded certain targeted levels through the year 2005. The aggregate maximum amount of contingent consideration was $1,200,000. The Company recorded a liability of $500,000 as of December 31, 2001. A liability for 2002 and 2003 was not recorded as the requirements of the earn-out were not met.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

On January 20, 2004, the Company entered into an agreement with the former shareholders of Willey Brothers (the "Agreement"), whereby if certain conditions were met, all accrued and unpaid obligations under the earn-out were forgiven and no further earn-out obligation would accrue. (See Note "H-1")

INVESTMENT IN UNRELATED THIRD PARTY

On September 21, 2004, the Company purchased a 15% Membership Interest in an unrelated third party for $250,000. As of December 31, 2004, no dividends or returns on equity were recorded on the investment. This investment is being accounted for using the cost method.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

                                                       2004             2003*
                                                   -----------      -----------

Computer equipment and software                    $ 3,123,090      $ 3,055,596
Furniture, fixtures and other equipment            $ 1,548,459        1,236,389
Leasehold improvements                             $   678,323          677,234
Construction in Progress                           $   388,361          222,128
                                                   -----------      -----------
                                                     5,738,233        5,191,347

         Less accumulated depreciation             ($4,222,996)      (3,704,796)
                                                   -----------      -----------

                                                   $ 1,515,237      $ 1,486,551
                                                   ===========      ===========

*  Reclassified for comparative purposes

Depreciation expense was $518,200, $511,151 and $515,546 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE F - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

The Costs in Excess and Billings in Excess accounts on the balance sheet reflect the revenue recognition and invoicing activity on large contracts. Due to the nature of the project accounting used in the Creative and Design/Build business units, all vendor and labor costs are put on the balance sheet until the associated revenue is recognized. At this point, revenue, costs and profit are transferred to the income statement. For Merchandising, the activity reflected in these accounts is the difference between the revenue recognized (product shipped/services delivered) and invoices issued. Due to the size of the contracts, these accounts can fluctuate considerably between and during the course of the fiscal years.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

The following is a summary of costs and estimated earnings on uncompleted contracts in comparison to billings at December 31, 2004 and 2003:

                                                                 2004          2003
                                                             -----------   -----------
Merchandising and Creative sales and installation contracts
         Costs and estimated earnings to date                $   784,426   $ 1,063,982
         Billings to date                                     (4,048,055)   (5,960,693)
                                                             -----------   -----------
                                                              (3,263,629)   (4,896,711)
                                                             -----------   -----------

Design/Build design and construction contracts
         Costs and estimated earnings to date                    295,089       790,904
         Billings to date                                       (681,589)     (372,542)
                                                             -----------   -----------
                                                                (386,500)      418,362
                                                             -----------   -----------

                                                             $(3,650,129)  $(4,478,349)
                                                             ===========   ===========

The accompanying consolidated balance sheets include the following captions at December 31:

                                                          2004          2003
                                                      -----------   -----------

Costs and estimated earnings in excess of billings    $ 1,079,515   $ 1,854,886

Billings in excess of costs and estimated earnings     (4,729,661)   (6,333,235)
                                                      -----------   -----------

                                                      $(3,650,146)  $(4,478,349)
                                                      ===========   ===========

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE G - SHORT TERM DEBT

Short term debt consists of the following:

                                                     2004               2003*
                                                   ----------         ----------

Note payable (1)                                   $3,300,000         $  541,045
Line of credit (1)                                         --          3,666,441
Note payable (2)                                      672,708                 --
Note payable (3)                                           --            350,000
Lease termination fee (4)                                  --            375,000
                                                   ----------         ----------

                                                   $3,972,708         $4,932,486
                                                   ==========         ==========

*  Reclassified for comparative purposes

(1) On January 11, 2001, Willey Brothers entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. All borrowings are repayable with interest, which accrued, at the borrower's option, at the bank's base rate plus the applicable margin or LIBOR plus the applicable margin. On January 2, 2004, the balance of the term loan was paid, and the $6 million revolving credit facility was divided into a $4 million New Term Loan and a $2 million Revolving Credit Facility. At December 31, 2004, the balance of the New Term Loan was $3,300,000 and there were no draw downs on the revolving credit facility.

The Tenth Amendment, which was dated December 28, 2004, provided for the following:

      o Reduction of the Revolving Credit Facility to $1,750,000 through March 31, 2005

      o Permanent Reduction of Revolving Credit Facility to $1,500,000 as of April 1, 2005

      o     Adjustment of the interest rate to the bank's base rate plus 3.50%

      o     Monthly payments on term loan principal of $100,000 through June
            2005

      o     Monthly payments on term loan principal of $200,000 beginning July
            2005

      o     Monthly payments on amendment fee of $25,000 through June 2005

      o     Monthly payments on amendment fee of $50,000 beginning July 2005

      o     Non-refundable amendment fee


            o     0.5% of obligations as of and on January 3, 2005

            o     1.0% of obligations as of and on June 30, 2005

            o     1.5% of obligations as of and on September 30, 2005

      o Facility matures on December 31, 2005. The prior amendment matured on December 31, 2004.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

Borrowings under the credit facility are secured by substantially all of the assets of Willey Brothers and a pledge by the Company of its stock in Willey Brothers. The facility is guaranteed by the Company. Total amendment fees and expenses of approximately $857,000 have been expensed in the year ended December 31, 2002. At December 31, 2004 and 2003, the Company had a liability for such fees of $580,000.

(2) On July 6, 2004, the Company negotiated an unsecured subordinated promissory note for $1,000,000. The note was payable on October 4, 2004. However, 50% of the note could be extended to January 3, 2005. The stated interest rate was 12% per annum. With the issuance of the note a three year Common Stock Purchase Warrant (Purchase Warrant) was issued to purchase up to 500,000 shares of the Company's common stock. The exercise price of the Warrant Shares was $0.68, the closing price of the stock on the date of the issuance of the Note. Based on a Black-Scholes valuation of the warrants, $105,000 of interest expense was recognized during this period.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

On September 29, 2004, the Note and the Purchase Warrants were cancelled. In consideration of the cancellation of the Original Note, a new unsecured subordinated promissory note in the amount of $625,000 was issued, with interest accruing at a rate of 12% per annum. The Company also issued 750,000 restricted shares of common stock for the sum of $375,000, which was applied as partial payment to the Original Note. The stock was issued on September 29, 2004. The price of the stock on the date of issuance was $0.63 per share. The New Note matured on January 6, 2005.

On January 5, 2005, the maturity date of the New Note was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro-rata percentage adjustment reducing the number of warrants to be issued if the Company elects to make prepayment(s) of all or a portion of the Promissory Note. 50,000 warrants were issued on February 7, 2005, with an additional 50,000 issued as of March 7, 2005. Interest expense of $85,000 will be recorded in Quarter 1, 2005. Warrants are due to be issued April 7 and May 6 if Note is not repaid in full before maturity date.

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

(4) On January 20, 2004, the Company entered into a surrender agreement with its landlord for the termination of its lease to 777 Third Ave, New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to pay to the landlord an aggregate of $800,000 and to issue to the landlord 500,000 shares of restricted common stock of the Company with cost-free piggyback registration rights. The shares were valued at $0.55 per share. $500,000 was paid upon the signing of the agreement. $200,000 of the balance was paid on March 1, 2004 and on September 1, 2004. An additional $100,000 was due on March 1, 2005 and was paid on February 24, 2005. The terminated lease expired December 31, 2009 with minimum lease rentals of approximately $647,000 in 2004 and $671,000 annually thereafter, through 2009. At December 31, 2003, the Company recorded a charge of $1,075,000 related to the terminated lease.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE H - LONG TERM DEBT

As of December 31, 2004, long term debt consisted of the following:

                                                     2004              2003*
                                                 ------------      ------------

Note payable (1)                                 $         --      $  9,500,000
Note payable (2)                                    5,000,000         5,000,000
Discount on note payable (2)                         (232,360)         (232,360)
Put warrant liability (2)                             272,385           220,348
Interest payable (2)                                  744,168           464,680
                                                 ------------      ------------
                                                    5,784,193        14,952,668
Less current maturities (1)                                           2,000,000
                                                 ------------      ------------
                                                 $  5,784,193      $ 12,952,668
                                                 ============      ============

*  Reclassified for comparative purposes

      (1) Two subordinated convertible promissory notes totaling $7,500,000 were issued to the former shareholders of Willey Brothers. On January 20, 2004, the Company entered into an amended agreement with the former shareholders of Willey Brothers providing for, among other things, the cancellation and forgiveness of the $7.5 Million Notes. Upon the signing of the Agreement, two promissory notes were issued, each in the amount of $1,000,000, payable to the former shareholders of Willey Brothers. The $7.5 Million Notes were cancelled and forgiven along with all accrued unpaid interest of approximately $844,000. The balance of the promissory notes was repaid with the payment of $1.0 Million in the aggregate upon issuance of the notes and in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. Upon payment in full of the promissory notes, the $2.0 Seller Notes and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at September 30, 2004) was cancelled and forgiven and the accrued unpaid earn-out of $500,000 was forgiven. No further earn-out accrues. Total gain on forgiveness of debt was approximately $9.1 Million.

      (2) A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 to an unrelated third party. The note bears interest at 16% per annum - 12% payable quarterly in cash and 4% added to the unpaid principal ("PIK amount"). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. As part of the original Note, 405,000 Put Warrants were issued at $0.01 per share and are being treated as a discount over the term of the Note. On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for the waiver of certain covenants through December 31, 2003 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company's common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% as the PIK amount. At December 31, 2004 and 2003, the Company had a liability of $272,385 and $220,348 related to the Put Warrant, respectively.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE I - INCOME TAXES (BENEFIT)

For the year ended December 31, 2004, income taxes of approximately $2,566,000 were offset by net operating loss carryforwards. As of December 31, 2004, the Company had net operating loss ("NOL") carryforwards of approximately $9.3 million, which expire at various years through 2024, available to offset future taxable income. At December 31, 2004 and 2003, the Company had deferred tax assets of approximately $2,579,000 and $7,851,700, respectively. The deferred tax asset consists primarily of net operating loss carryforwards and accrued expenses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount. For the year ended December 31, 2002, the Company carried back approximately $3.6 million of Willey Brothers taxable loss, receiving an income tax refund in 2003 of approximately $1.2 million.

Pursuant to Section 382 of the Internal Revenue Code, NOL carryforwards may be limited in use in any given year in the event of a significant change in ownership.

NOTE J - CONCENTRATIONS

Significant Customers

For the year ended December 31, 2004, two customers accounted for approximately 11% each of the Company's revenues, with a third customer accounting for approximately 9%. For the year ended December 31, 2003, one customer accounted for approximately 16% of the Company's revenues. For the year ended December 31, 2002, one customer accounted for approximately 14% of the Company's revenues.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

Concentration of Credit Risk

The Company maintains its cash and cash equivalents with major financial institutions. The balances at December 31, 2004 exceed Federally insured limits. The Company performs periodic evaluations of the relevant credit standings of these financial institutions in order to limit the amount of credit exposure.

NOTE K - STOCKHOLDERS' EQUITY

The Company is authorized to issue a maximum of 20,000,000 shares of preferred stock, par value $0.01, and 100,000,000 shares of common stock, par value $0.01.

Class A Convertible Preferred Stock

On August 1, 2001, the shareholders ratified the conversion of 1,650,000 shares of Class A Convertible Preferred Stock of the Company into common stock. Accordingly, the shares were converted into common stock on a one-to-one basis. The Company recorded a beneficial conversion of $2,475,000 for the difference between the carrying value of the preferred stock and the fair value of the shares of common stock at the time of the issuance of the preferred stock.

Private Placement of Equity

On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock. The proceeds from the private placement were used to reduce certain debt and obligations, repay the balance of a term loan and for working capital.

During the fourth quarter of 2001 and the first quarter of 2002, the Company issued shares and warrants in a private placement offering. The offering was completed on February 5, 2002. During the year ended December 31, 2001, the Company received net proceeds of $2,976,250 and issued 2,702,268 shares of common stock and common stock purchase warrants to acquire an additional 4,728,959 shares of the Company's common stock at various prices ranging from $1.0556 to $3.00 per share. During 2002, the Company received additional net proceeds from the offering of $311,800 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company's common stock at various prices ranging from $1.152 to $3.00 per share. The warrants are exercisable until November 30, 2006. The proceeds were used for working capital purposes.

Under the terms of the warrant agreements entered into as part of our private placement completed in February 2002, the Company was obligated to reset the exercise price of the warrants issued, if during the two-year period immediately following the closing of the sale of common stock and warrants to a subscriber were issued, other than pursuant to a stock grant or stock options to employees or consultants on or in connection with merger or acquisition activities, any shares of common stock or equivalents at a price or exercise price per share that was less than the market price as defined in the warrant agreements. The Company subsequently issued securities in a private placement that closed January 20, 2004, which as a result of the prior warrant agreements, resulted in the ratcheting down of the exercise price of certain warrants issued in the placement completed in February 2002, provided the warrants were issued in a closing that occurred less than two years prior to January 2004. Specifically, a total of 681,985 warrants issued in closings that occurred in the final two traunches of the placement completed in February 2002 were eligible for an adjustment of the exercise price to $0.537 per share as the January 20, 2004 share issuance occurred within two years of the closing for those warrants. Certain holders of 4,232,421 warrants that were issued in closings more than two years prior to the January 20, 2004, date have also requested that their warrants be reset or ratcheted down. The Company contends that these warrants should not be reset by virtue of the terms of their warrant agreements.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

Stock Options

During 2004, the shareholders approved the Company's 2004 Stock Incentive Plan. The plan provides for the reservation and issuance of up to 5,000,000 options for shares of common stock, subject to future stock splits, stock dividends, reorganizations and similar events. The exercise price of incentive stock options may not be less than the fair market value on the date of grant. The plan provides for options to be granted to officers, directors, and employees of the Company. During the year ended December 31, 2004, the Company granted 4,469,812 options.

The Company's 2001 Incentive Stock Plan was approved during 2001. The reservation and issuance of 5,000,000 options for shares of common stock subject to similar conditions listed above was provided. During the years ended December 31, 2003, 2002 and 2001, the Company granted 1,720,000, 2,017,815 and 50,000 stock options, respectively, to officers, directors and employees under the plan. On January 14, 2005, the former directors of the Company agreed to a reduction in the number of options issued in consideration for registration rights from 1,400,000 options to 350,000 options. Total active options in the 2001 Incentive Stock Plan as of March 26, 2005 was 839,119.

The Company has also issued stock options to certain individuals and companies under letter agreements. During the years ended December 31, 2004 and 2003, options to purchase 100,000 at $.075 share/stock price at time of issuance and 6,425,000 shares, respectively, of the Company's common stock were issued under such agreements.

The options granted have an exercise price at least equal to the fair value of the Company's stock (except for options issued to two directors and to a consultant below fair market value) and expire at various times through 2010. The options granted vest immediately, after one year or over a two or five year period.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

A summary of the activity at December 31 is as follows:

                                                               Weighted-Average
                                           Warrants/Options     Exercise Price

Outstanding at December 31, 2002              14,081,173           $2.68
Granted                                        8,145,000           $0.25
Exercised or Forfeited                          (176,897)          ($2.06)
                                           -------------           -----

Outstanding at December 31, 2003              22,049,276           $2.06
Granted                                        4,469,812           $0.54
Exercised                                       (501,650)          $0.47
Forfeited                                     (7,016,111)          $2.17
                                           -------------           -----

Outstanding at December 31, 2004              19,001,327           $1.69
                                           =============           =====


Weighted-average fair value of options
  and warrants granted during the year:

         December 31, 2002                                         $3.81
         December 31, 2003                                         $0.57
         December 31, 2004                                         $1.28

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003, and 2002, respectively: (1) average expected volatility of 348%, 194.89% and 125.88%; (2) average risk-free interest rates of 3.70%, 3.04%
and 4.69%; and (3) expected lives of five years for the years ended December 31, 2004 and 2003 and five and eight years for the year ended December 31, 2002.

The following table summarizes information concerning outstanding and exercisable options and warrants for common stock at December 31, 2004.

                                                   Outstanding            Outstanding
   Exercise Price       Outstanding as of       Weighted Average        Weighted Average    Exercisable as of
      Range             December 31, 2004     Remaining Life (years)     Exercise Price     December 31, 2004
   $0.00 to $0.50           8,111,000                    3.71               $0.27                7,875,000
   $0.51 to $0.99           3,744,812                    4.28               $0.59                2,666,312
   $1.00 to $1.99             905,546                    2.13               $1.07                  866,475
   $2.00 to $2.99           3,706,752                    1.25               $2.25                3,677,352
   $3.00 to $8.00           2,533,217                    1.14               $5.68                2,534,867
                          -----------                                                          -----------
                           19,001,327                                                           17,620,006
                          ===========                                                          ===========

Common stock and options to purchase common stock of the Company issued for services during the years ended December 31, 2004, 2003 and 2002 are as follows:

On September 29, 2004 and August 2, 2004, 20,000 and 12,000 shares of common stock of the Company, respectively, were issued for legal services to the Company. The shares were valued at $16,029 using the Black-Scholes model and were charged to legal expense and additional paid in capital was credited.

On May 12, 2004, the Company entered into an agreement with a consultant to provide services. As part of the agreement, the consultant was issued a warrant for the purchase of 100,000 shares of common stock. The warrant was valued at $73,470 using he Black-Scholes model. Consulting expense was charged and additional paid in capital was credited in the accounting transaction.

On January 19, 2004, the Company entered into a surrender agreement with its landlord for certain consideration including 500,000 shares of the Company's common stock. The Company charged other expense $275,000, which is included in long term liabilities at December 31, 2003. In 2004, the shares were issued to the landlord to satisfy the debt.

On December 19, 2003, the Company issued an option to purchase 250,000 shares of the Company's common stock to a consultant who provides services to the Company. The option was valued at $185,000. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

On October 23, 2003, the Company issued 300,000 shares of its common stock to a consultant for services to be rendered. The shares were valued at $0.65 per share, the market price on the date of the agreement. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

On October 15, 2003, the Company issued options to purchase an aggregate of 800,000 shares of the Company's common stock to two directors of the Company below the market value of the Company's stock on that date. The transaction was accounted for by charging directors fees $80,000 and crediting additional paid in capital.

On October 8, 2003, the Company issued an option to purchase 200,000 shares of the Company's common stock to a law firm that provides legal services to the Company. The option has a Black-Scholes valuation of approximately $36,000. The transaction was accounted for by charging legal expense and crediting additional paid in capital.

On October 8, 2003, the Company issued options to purchase an aggregate of 750,000 shares of the Company's common stock to two consultants in consideration for services provided to the Company. The options have a Black-Scholes valuation of approximately $135,000. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

On May 12, 2003, the Company issued an option to purchase 300,000 shares of the Company's common stock to Rebot Corporation in settlement of a lawsuit against the Company. The options have a Black-Scholes valuation of approximately $77,220. The transaction was accounted for by charging other expense and crediting additional paid in capital.

On January 30, 2003, the Company issued an option to purchase 125,000 shares of the Company's common stock to a consultant in consideration for services to be provided to the Company and its subsidiary during 2003. The options have a Black-Scholes valuation of approximately $12,500. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

On January 17, 2002, the Company issued 20,833 shares of common stock to an officer of the Company in accordance with the terms of his employment agreement with the Company. The shares were valued at $25,000. The transaction was accounted for by charging officers salary and crediting common stock and additional paid in capital.

NOTE L - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan for all eligible employees. Through a salary reduction program, the plan allows employee contributions on a pretax basis. There are no minimum corporate contributions required under the plan. The Company may make discretionary matching contributions based on the participants' contributions. The Company may also make a discretionary profit-sharing contribution for the benefit of all eligible employees. Participants in the plan vest in Company contributions on a graduated scale over a five year period. For the year ended December 31, 2004 and 2003, the Company paid or accrued matching contributions of approximately $77,000 and $73,000, respectively. No matching contribution was made in 2002.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE M - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On March 16, 2005 The Company amended its agreement with its non-executive chairman and the Chief Executive Officer. These agreements expire on March 15, 2008.The agreement with its Non-Executive Chairman of the Board provides monthly payments of $30,000 and severance payments, as defined in the agreement. The Chief Executive Officer's agreement provides for an annual salary of $300,000 subject to annual reviews by the Board of Directors and severance payments, as defined in the agreement.

Request for Warrant Price Adjustment

Under the terms of the warrant agreements entered into as part of our private placement completed in February 2002, the Company was obligated to reset the exercise price of the warrants issued, if during the two-year period immediately following the closing of the sale of common stock and warrants to a subscriber were issued, other than pursuant to a stock grant or stock options to employees or consultants on or in connection with merger or acquisition activities, any shares of common stock or equivalents at a price or exercise price per share that was less than the market price as defined in the warrant agreements. The Company subsequently issued securities in a private placement that closed January 20, 2004, which as a result of the prior warrant agreements, resulted in the ratcheting down of the exercise price of certain warrants issued in the placement completed in February 2002, provided the warrants were issued in a closing that occurred less than two years prior to January 2004. Specifically, a total of 681,985 warrants issued in closings that occurred in the final two traunches of the placement completed in February 2002 were eligible for an adjustment of the exercise price to $0.537 per share as the January 20, 2004 share issuance occurred within two years of the closing for those warrants. Certain holders of 4,232,421 warrants that were issued in closings more than two years prior to the January 20, 2004, date have also requested that their warrants be reset or ratcheted down. The Company contends that these warrants should not be reset by virtue of the terms of their warrant agreements.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

Leases

The Company is committed under non-cancelable opearting leases for equipment and office and warehouse space, expiring at various dates through May 2010. The leases include provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.

Future minimum rental commitments under all non-cancelable operating leases are as follows:

                                                Commitments
                Years Ending December 31,       ------------
                           2005                  $  605,725
                           2006                     375,910
                           2007                     134,505
                           2008                      56,460
                           2009                      55,718
                           2010                       2,061
                                                 ----------
                                                 $1,230,379
                                                 ==========

Rent and equipment leasing expense for the years ended December 31, 2004, 2003 and 2002 was $669,270, $1,227,090 and $1,394,952, respectively.

NOTE N - REDUCTION IN WORK FORCE

During the twelve months ended December 31, 2002, the Company's Willey Brothers subsidiary recorded a charge, primarily for severance and termination benefits, of approximately $430,000 relating to a reduction in work force of 53 employees, which was the result of aligning Willey Brothers' work force with market demands for its services and products. All of the affected employees were terminated and are no longer employed by Willey Brothers. The charge of $430,000 is included in selling, general and administrative expense at December 31, 2002. There is no remaining liability.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE O - DISCONTINUED OPERATIONS

On October 31, 2002, the Company disposed of its majority interest in its subsidiary iMapData.com, Inc. for $2,000,000, through a sale to iMapData's minority shareholders A summary of operating results for iMapData from the period January 1, 2002 through October 31, 2002.

                                                                      2002
                                                                 --------------

Revenues                                                         $    2,091,000

Costs and expenses
         Cost of revenues                                             1,467,000
         Selling, general and admininstrative expenses                1,336,000
                                                                 --------------
                                                                      2,803,000

Operating loss                                                         (712,000)

         Interest income                                                  8,000
                                                                 --------------
Loss before change in accounting principle                             (704,000)
Change in accounting principle                                          186,000
                                                                 --------------

Loss from operations before minority interest                          (890,000)
Minority interest                                                       323,000
                                                                 --------------
Loss from operations                                                   (567,000)
Loss on disposal of discontinued operations                          (6,603,000)
                                                                 --------------
Net loss from discontinued operations                            $   (7,170,000)
                                                                 ==============

NOTE P - RELATED PARTY TRANSACTIONS

On February 1, 2002, a subsidiary of the Company advanced $78,000 to two officers of the subsidiary. The original terms of the note called for payment in two installments on September 30, 2002 and December 31, 2002. The notes bear interest at the rate for Federal short-term debt instruments.

On April 3, 2002, the note of one of the officers was repaid in full with interest. The due date on the remaining note was extended to December 31, 2003 and on that date, the note was repaid in full with interest.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE Q - SUPPLEMENTAL CASH FLOW INFORMATION

Non cash financing activity.

During fiscal 2004, the Company issued 1,550,000 shares of the Company's common stock valued at $805,000 in payment of debt.

NOTE R - SUBSEQUENT EVENTS

On January 5, 2005, the maturity date of the New Note (See Note "G-2") was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro-rata percentage adjustment reducing the number of warrants to be issued if the Company elects to make prepayment(s) of all or a portion of the Promissory Note.

On January 7, 2005, BrandPartners Europe, Ltd., was incorporated in England and currently has one employee and no lease obligations.

On January 31, 2005, the lease on the warehouse located in Phoenix, Arizona was terminated, and the remaining inventory was moved to Rochester, New Hampshire.

Effective February 1, 2005, the Company entered into a letter of engagement with Trilogy Capital Partners, Inc. ("Trilogy") whereby Trilogy will provide marketing, financial public relations and investor relations service to the Company. The term of the agreement is for one year and thereafter will be month to month. Under the terms of the letter of engagement, Trilogy will receive fees of $10,000 a month and an aggregate of 600,000 three-year warrants with vesting as follows:

      o     200,000 warrants fully vested and exercisable at $1.00 per share

      o 200,000 warrants exercisable at $1.50 per share vesting when the Company's common stock trades at a per share price of $1.50 per share or greater for five consecutive trading days prior to February 2, 2006

      o 200,000 warrants exercisable at $2.00 per share vesting when the Company's common stock trades at a per share price of $2.00 per share or greater for five consecutive trading days prior to February 2, 2006

The warrants were issued to Trilogy in accord with the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended or Regulation D promulgated there under. The warrants contain registration rights whereby the Company has agreed to prepare and file a registration statement for the warrant shares no later than June 10, 1005.

On March 16, 2005 the Company amended its agreements with the Non-Executive Chairman of the Board and the Chief Executive Officer, see Note M.

                    BrandPartners Group, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

                        FINANCIAL INFORMATION BY QUARTER

NOTE S - QUARTERLY RESULTS (Unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2004 and 2003. The following information reflects all normal, recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited results were as follows:

                                                                      2004 By Quarter
                                                    March 31     June 30     September 30  December 31
                                                  -----------  ------------   -----------  ------------
Revenue                                           $15,676,229  $ 11,294,246   $11,704,512  $ 11,937,832
                                                  -----------  ------------   -----------  ------------
Cost of Goods                                      11,267,114     7,682,761     8,432,334  $  7,635,063
Selling, general & administrative expense           2,521,251     2,366,423     1,598,532  $  2,986,323
                                                  -----------  ------------   -----------  ------------
        Total expenses                             13,788,365    10,049,184    10,030,866    10,621,386
                                                  -----------  ------------   -----------  ------------

Operating income (loss)                             1,887,864     1,245,062     1,673,646     1,316,446

Other income (expense)                              8,151,512      (214,364)      394,521  $   (235,060)
                                                  -----------  ------------   -----------  ------------
Net Income (Loss)                                 $10,039,376  $  1,030,698   $ 2,068,167  $  1,081,386
                                                  ===========  ============   ===========  ============
Per share income
         Basic                                    $      0.40  $       0.03   $      0.07  $       0.03
         Diluted                                  $      0.33  $       0.03   $      0.06  $       0.03

Shares used in computation of income per share
         Basic                                     25,084,671    31,826,796    31,634,663    32,753,786
         Diluted                                   30,370,405    37,825,610    36,990,736    39,924,404


                                                                        2003 By Quarter
                                                    March 31       June 30     September 30   December 31
                                                  ------------   -----------   ------------   ------------
Revenue                                           $  9,488,813   $ 6,881,717   $  7,754,648   $  9,541,884
                                                  ------------   -----------   ------------   ------------
Cost of Goods                                        7,831,191     6,235,408      7,666,800   $  7,662,954
Selling, general & administrative expense            2,806,939     2,305,611      2,632,214   $  4,177,178
                                                  ------------   -----------   ------------   ------------
        Total expenses                              10,638,130     8,541,019     10,299,014     11,840,132
                                                  ------------   -----------   ------------   ------------
Operating income (loss)                             (1,149,317)   (1,659,302)    (2,544,366)    (2,298,248)

Other income (expense)                                (678,837)     (520,475)      (445,912)  $ (1,667,605)
                                                  ------------   -----------   ------------   ------------
Net Income (Loss)                                 $ (1,828,154)  $(2,179,777)  $ (2,990,278)  $ (3,965,853)
                                                  ============   ===========   ============   ============
Per share (loss)
         Basic                                    $      (0.10)  $     (0.12)  $      (0.16)  $      (0.21)
         Diluted                                  $      (0.10)  $     (0.12)  $      (0.16)  $      (0.21)

Shares used in computation of (loss)per share
         Basic                                      18,468,553    18,468,553     18,468,553     18,468,553
         Diluted                                    18,468,553    18,468,553     18,468,553     18,468,553