Form 10-Q
period 2005-03-31
BRANDPARTNERS GROUP INC
filed 2005-05-16
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission File Number 0-16530

BRANDPARTNERS GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE		13-3236325
(State or Other Jurisdiction of		(I.R.S. Employer Identification No.)
Incorporation or Organization)

10 MAIN ST., ROCHESTER, NEW HAMPSHIRE 03839
(Address of Principal Executive Offices)

(603) 335-1400
Registrant’s Telephone number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer.

The number of shares of common stock outstanding on May 9, 2005 was 33,651,597.

BRANDPARTNERS GROUP, INC.

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2005	December 31, 2004
	(unaudited)

Cash	$2,181,767	$2,845,573
Accounts receivable,net of allowance for
doubtful accounts of $178,186 and $141,339	6,652,508	5,079,667
Costs and estimated earnings in excess of billings	2,503,739	1,079,515
Inventories	1,259,767	1,326,942
Prepaid expenses and other current assets	408,337	691,158
Total current assets	13,006,118	11,022,855

Property and equipment, net	1,576,545	1,515,237
Goodwill	24,271,969	24,271,969
Deferred financing costs	201,535	202,057
Other assets	307,475	293,818

Total assets	$39,363,642	$37,305,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,368,839	$5,959,252
Billings in excess of cost and estimated earnings	3,676,425	4,729,661
Short term debt	4,327,215	3,972,708
Total current liabilities	14,372,479	14,661,621

Long term debt, net of current maturities	5,930,629	5,784,193

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	—	—
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 33,648,597 and 31,063,554	336,486	324,976
Additional paid in capital	44,842,181	44,463,181
Accumulated deficit	(25,805,633)	(27,615,535)
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	19,060,534	16,860,122

Total liabilities and stockholders' equity	$39,363,642	$37,305,936

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	3 Months Ended	3 Months Ended
	March 31	March 31
	2005	2004*
	(unaudited)	(unaudited)

Revenues	$14,568,029	$15,676,229

Costs and expenses
Cost of revenues	9,531,750	11,267,114
Selling, general and administrative	2,900,738	2,521,251

Total expenses	12,432,488	13,788,365

Operating income	2,135,541	1,887,864

Other income (expense)
Interest expense, net	(325,639)	(174,539)
Gain on forgiveness of debt	—	8,326,051
Total other income (expense)	(325,639)	8,151,512

NET INCOME	$1,809,902	$10,039,376

Basic and diluted earnings per share
Basic	$0.05	$0.40
Diluted	$0.05	$0.33

Weighted - average shares outstanding
Basic	33,109,064	25,084,671
Diluted	39,680,204	30,370,405

*	Reclassified for comparative purposes
The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2005	2004*
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$1,809,902	$10,039,376

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	151,696	138,630
Forgiveness of long term debt	—	(8,326,051)
Provision for doubtful accounts	15,000	(27,140)
Non-cash compensation	85,000
Allowance for obsolete inventory	7,500

Changes in operating assets and liabilities

Accounts receivable	(1,587,841)	(893,630)
Costs and estimated earnings in excess of billings	(1,424,224)	(3,173,189)
Inventories	59,675	427,577
Prepaid expenses and other current assets	282,821	305,172
Other assets	(13,657)	31,372
Accounts payable and accrued expenses	409,585	397,119
Other liabilities	121,438	—
Billings in excess of costs and estimated earnings	(1,053,236)	1,534,206

Net cash provided by (used in) operating activities	(1,136,341)	453,442

Cash flows (used by) investing activities

Acquisition of equipment	(187,482)	(145,357)

Cash flows from financing activities

Net borrowings (payments) on short term debt	354,507	(2,545,281)
Proceeds from exercise of options	305,510
Proceeds from private placement of equity, net of costs	—	2,895,000

Net cash provided by financing activities	660,017	349,719

NET INCREASE (DECREASE) IN CASH	(663,806)	657,804

Cash, beginning of period	2,845,573	413,946

Cash, end of period	$2,181,767	$1,071,750

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$221,745	$71,417

*	Reclassified for comparative purposes
The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2004 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its subsidiaries, Willey Brothers, Inc., which formally announced its name change to BrandPartners Retail, Inc. on April 4, 2005 (“Brand Retail”) and BrandPartners Europe, Ltd. (“Brand Europe”). Through Brand Retail, the Company provides services and products to the financial services industry, consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs. Brand Europe was incorporated in England in January 2005 and has just begun operations. It provides similar services to the European marketplace.

The consolidated financial statements for the three months ended March 31, 2005 and 2004 include the accounts of BrandPartners and its wholly owned subsidiaries, Brand Retail and Brand Europe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in the Form 10-K for December 31, 2004.

Certain amounts in the prior year have been reclassified to conform to the current period presentation.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts periodic reviews of the value of its goodwill for potential impairment. For the three months ended March 31, 2005 and 2004, no impairments were present and no indications of impairment were identified.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123(R), Share-Based Payment. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission announced a new rule, which amended the compliance dates for FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year. The Company has decided to implement FAS 123(R) on January 1, 2006 and believes that its adoption may have a material effect on the Company’s financial position or results of operations.

NOTE D - SHORT TERM DEBT

	March 31, 2005	December 31, 2004
	(unaudited)

Revolving credit facility (1)	$635,757	$—
Bank Term Loan (1)	3,000,000	3,300,000
Note Payable (2)	691,458	672,708

Total Short Term Debt	$4,327,215	$3,972,708

Short-Term Debt consists of the following:

(1)
On December 28, 2004, the Company renegotiated its agreement with its commercial lender to amend (the “Tenth Amendment”) its credit facility (“Facility”), which includes a term loan and a revolving credit facility. The term loan requires monthly principal payments of $100,000, from January 1, 2005 to June 30, 2005, with monthly principal payments of $200,000 from July 1, 2005 through December 31, 2005. The revolving credit facility was reduced from $2,000,000 to $1,750,000 on January 1, 2005 and was further decreased to $1,500,000 on April 1, 2005. Monthly payments of $25,000 were instituted on the previously accrued amendment fee from January 1, 2005 to June 30, 2005 with the payments being increased to $50,000 from July 1, 2005 to December 31, 2005. As a fully-earned, non-refundable amendment fee, Brand Retail paid 0.5% of the obligation on January 3, 2005, and was required to pay 1.0% of the obligation as of June 30, 2005 and 1.5% of the obligation as of September 30, 2005. Interest is calculated at the bank’s Base Rate plus an applicable margin. The interest rate in effect on March 31, 2005 was 9.25%. The Facility was replaced on May 5, 2005.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D - SHORT TERM DEBT - (continued)

On May 5, 2005, the Company negotiated a new credit facility (the “New Facility”) with a commercial lender. The New Facility replaced the Facility described above. The New Facility provides for the following:

•	$2,000,000 Term Loan

•	$5,000,000 Revolving Line of Credit Loan

•	Prime Rate interest on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal on the Revolving Line of Credit Loan

The New Facility expires on May 5, 2008.

(2)
On July 6, 2004, the Company negotiated an unsecured subordinated promissory note for $1,000,000. The note was payable on October 4, 2004; however, 50% of the note could be extended to January 3, 2005. The stated interest rate was 12% per annum. With the issuance of the note, a three (3) year Common Stock Purchase Warrant (Purchase Warrant) was issued to purchase up to 500,000 shares of the Company’s common stock. The exercise price of the Warrant Shares was $0.68, the closing price of the stock on the date of the issuance of the Note. Based on a Black-Scholes valuation of the warrants, $105,000 of interest expense was recognized during the period ended March 31, 2005.

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

On January 5, 2005, the maturity date of the New Note was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro-rata percentage adjustment reducing the number of warrants to be issued if the Company elects to make prepayment(s) of all or a portion of the Promissory Note. Fifty-thousand (50,000) warrants were issued on February 7, 2005 and on March 7, 2005, respectively. Interest expense of $85,000, based on a Black-Scholes valuation, was recorded in Quarter 1, 2005. On April 7, 2005, 50,000 warrants were issued and an additional 46,667 warrants were issued on May 5, 2005 when payment in full of the note and all interest was made. The proceeds from the note were used for working capital purposes.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E - LONG TERM DEBT

Long-Term Debt consists of the following:

	March 31, 2005	December 31, 2004
	(unaudited)

Note Payable	$5,000,000	$5,000,000
Discount on Note Payable	$(232,360)	$(232,360)
Put Warrant Liability	390,100	272,385
Interest payable	772,889	744,168
	$5,930,629	$5,784,193

A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 to an unrelated third party. The note bears interest at 16% per annum - 12% payable quarterly in cash and 4% added to the unpaid principal (“PIK amount”). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction is for a period of two years commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase the common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and can be put to the Company after the fifth year. The transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income (loss). At March 31, 2005 and 2004, the Company had a liability of $390,100 and $220,248, respectively, related to the Put Warrant.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F - FORGIVENESS OF LONG TERM DEBT

In July 2004, the Company recognized a gain on forgiveness of long term debt related to the 2001 purchase of Brand Retail (formerly known as Willey Brothers). On January 20, 2004, the Company entered into an amended agreement with the former shareholders of Brand Retail which provided for, among other things, the cancellation and forgiveness of $7.5 Million notes payable. Upon the signing of the Agreement, two promissory notes were issued, each in the amount of $1,000,000, payable to the former shareholders of Brand Retail. The $7.5 Million Notes were cancelled and forgiven along with all accrued unpaid interest of approximately $844,000. The balance of the promissory notes was repaid with the payment of $1.0 Million in the aggregate upon issuance of the notes and in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. Upon payment in full of the promissory notes, the $2.0 Seller Notes and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at July 14, 2004) was cancelled and forgiven and the accrued unpaid earn-out of $500,000 was forgiven. Total gain on forgiveness of debt was approximately $9.1 Million as of July 31, 2004. During the first quarter of 2004, $8.3 Million was recognized as gain on forgiveness of debt. Recovery of the earn-out expense was part of the general and administrative expense.

NOTE G - SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2005, three customers accounted for approximately 32%, 17% and 10% of the Company’s revenues, respectively.

For the three months ended March 31, 2004, two customers accounted for approximately 14% and 13% of the Company’s revenues, respectively.

NOTE H - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

On February 7, and March 7, 2005, using the Black-Scholes valuation model, interest expense of $85,000 was recognized for 100,000 warrants issued as part of an agreement to extend the maturity of a Note Payable. [See Note D (2)] The transaction was accounted for by charging interest expense and crediting additional paid in capital.

On January 20, 2004, the Company entered into a surrender agreement with its landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company paid to the landlord an aggregate of $800,000 and issued to the landlord 500,000 shares of restricted common stock of the Company with cost-free piggyback registration rights. $500,000 was paid upon the signing of the agreement. The balance of $300,000 was paid in three equal payments on March 1, 2004, September 1, 2004 and March 1, 2005. The shares were valued at $0.55 per share.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - COMMITMENTS AND CONTINGENCIES

On March 16, 2005, the Company amended its agreement with its Non-Executive Chairman and its Chief Executive Officer. These agreements expire on March 15, 2008. The agreement with its Non-Executive Chairman of the Board provides monthly payments of $30,000 and severance payments, as defined in the agreement. The Chief Executive Officer’s agreement provides for an annual salary of $300,000, subject to annual review by the Board of Directors, and severance payments, as defined in the agreement.

Under the terms of the warrant agreements entered into as part of the private placement completed in February 2002, the Company was obligated to reset the exercise price of the warrants issued under certain conditions. The Company subsequently issued securities in a private placement that closed January 20, 2004, which as a result of the prior warrant agreements, resulted in the ratcheting down of the exercise price of some warrants issued in the February 2002 placement. Certain holders of other warrants that were issued in closings which did not fulfill the requirements for the ratcheting down have also requested that their warrants be reset or ratcheted down. The Company contends that these warrants should not be reset by virtue of the terms of their warrant agreements.

On September 21, 2004, the Company purchased a 15% Membership Interest in an unrelated third party for $250,000. Under the agreement, the Company delivered 50% of the purchase price at closing, with the balance paid on November 5, 2004. There are no further capital obligations required on this investment. The investment is being accounted for using the cost method.

NOTE J - STOCK BASED COMPENSATION

On February 7, 2005, the Chairman of the Board, the Chief Executive Officer and the two Directors were granted options to purchase the Company’s common stock at $0.96 per share, the share price at the time of the grant. The Chairman and Chief Executive Officer each received 500,000 options, with the two Directors each receiving 100,000 options, for a total of 1,200,000 options. The options vested immediately and expire five years from the date of issuance.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company disclosed information relating to the fair value of stock-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. The following table illustrates the effect on net income and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123. The fair value of each option grant is estimated on the date of grant.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Using the Black-Scholes option pricing model with the following assumptions used for grants in the three months of 2005 and 2004, respectively: 1) average expected volatility of 351.43% and 121.3%, 2) average risk-free interest rates of 4.30% and 2.97% and 3) expected lives of five years for the three months ended March 31, 2005.

	3 Months Ended	3 Months Ended
	March 31, 2005	March 31, 2004
	(unaudited)	(unaudited)

Net income (loss)
As reported	$1,809,902	$10,039,376
Stock based compensation expense	1,392,000	479,727

Pro forma	$417,902	$9,559,649

Weighted-average shares outstanding
Basic	33,109,064	25,084,671
Diluted	39,680,204	30,370,405

Net earnings (loss) per share
As reported
Basic	$0.05	$0.40
Diluted	$0.05	$0.33

Pro forma
Basic	$0.01	$0.38
Diluted	$0.01	$0.31

NOTE K - INCOME TAXES

For the quarter ended March 31, 2005, income taxes of approximately $816,000 were offset by net operating loss carry-forwards. At December 31, 2004, the Company had net operating loss carry-forwards (“NOL’s”) of approximately $9.3 million available to offset future taxable income. These NOL’s expire at various dates through 2024. At December 31, 2004, the Company had deferred tax assets of approximately $2,579,000. The deferred tax asset consists primarily of net operating loss carry-forwards and accrued expenses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carryforwards may be limited in use in any given year in the event of a significant change in ownership.

NOTE L - STOCKHOLDERS’ EQUITY

On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock. The proceeds from the private placement were used to reduce certain debt and obligations, repay the balance of a term loan, and for working capital.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N - SUBSEQUENT EVENTS

On May 12, 2005, the Company amended its Employment Agreement with James Brooks, the Chief Executive Officer. As part of the amendment, Mr. Brooks’ salary was increased to $360,000 per annum effective April 1, 2005 and will be pro-rated for the balance of the year.

On May 12, 2005, the Company approved a bonus policy for fiscal year 2005 for James Brooks, which ties the bonus schedule to the Company’s year-end results and is similar to those approved for other executives in the Company’s subsidiaries.

On April 1, 2005, the Company formed a new wholly-owned subsidiary, Grafico Incorporated (“Grafico”), a Delaware corporation. Subsequently, on May 9, 2005, Grafico purchased certain assets, namely furniture and office equipment of a design company. Grafico is intended to provide design, branding and consulting services to a specific segment of the financial industry. The transaction was accounted for by the purchase method and did not involve the transfer of cash or stock.

On May 5, 2005, the Company negotiated a new credit facility (the “Facility”) with a commercial lender. The Facility provides for:

•	Repayment of previous Facility including all interest and amendment fees
•	$2,000,000 Term Loan
•	$5,000,000 Revolving Line of Credit
•	Prime rate interest on principal not subject to LIBOR rate
•	LIBOR rate on Term Loan and portion of Revolving Line of Credit
•	Expiration date of May 5, 2008

On May 5, 2005, the Company paid in full a subordinated note payable. On April 7, 2005, 50,000 warrants were issued in accordance with a modification agreement, and on May 5, 2005, a final 46,667 warrants were issued. [See Note D(2)]

On April 18, 2005, the Company dismissed Michael F. Albanese, CPA (“Albanese”) as its independent auditor. The decision to dismiss Albanese was approved by the Company’s Board of Directors.

On April 18, 2005, upon the approval of the Board of Directors, the Company engaged Moore Stephens, P.C. (“Moore Stephens”) to audit the consolidated financial statements of the Company for the year ending December 31, 2005.

Effective April 11, 2005, the Company finalized agreements with five former Directors and officers, as well as one current Director (the “Option Holders”) whereby the Option Holders surrendered an aggregate of 1,050,000 out of 1,400,000 options previously granted to the Option Holders under the Company’s 2001 Stock Incentive Plan. The Company further agreed to amend the terms of the options by providing a cashless exercise provision. The Company has agreed to register the shares of common stock underlying its 2001 Stock Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had a working capital deficit (current assets, less current liabilities) of approximately $1,366,000 stockholders’ equity of approximately $19,061,000, and a current ratio (current assets to current liabilities) of approximately .91:1. At December 31, 2004, the Company had a working capital deficit of approximately $3,640,000, stockholders’ equity of approximately $16,860,000 and a working capital ratio of approximately .75:1. The decrease in the working capital deficit was due to the increase in accounts receivable, and in costs in excess of billings.

As of March 31, 2005, the Company had cash of approximately $2,182,000. As of December 31, 2004, the Company had cash of approximately $2,846,000.

For the three months ended March 31, 2005, the differences noted in the Statement of Cash Flows from 2004 consisted of the following:

•
Net cash (used in) operating activities was $(1,136,841) primarily from the increase in Accounts Receivable ($1,587,841) and the change in Costs/Billings and Estimated Earnings in Excess of Billings due to timing differences on major contracts between revenue recognition and invoicing of monies due for work performed because of the terms of the contracts ($2,477,460) offset by net income of $1,809,902.

•	Net cash (used in) investing activities was $(187,482) for the purchase of new equipment

•	Net cash provided by financing activities was $660,017 from the exercise of stock options for $305,510 and net borrowings on short term debt of $357,507

INDEBTEDNESS

THE BRAND RETAIL FACILITY

On January 11, 2001, the Company’s wholly owned subsidiary, BrandPartners Retail, Inc. (formerly known as Willey Brothers, Inc.), established a loan facility (the “Facility”) with a third party. The Tenth Amendment dated December 28, 2004 provided for the following:

•	Reduction of Revolving Credit Facility from $2,000,000 to $1,750,000 through March 31, 2005
•	Permanent Reduction of Revolving Credit Facility to $1,500,000 as of April 1, 2005
•	Adjustment of the interest rate to the bank’s base rate plus 3.5%
•	Monthly payments on term loan principal of $100,000 through June 2005
•	Monthly payments on term loan principal of $200,000 beginning July 2005
•	Monthly payments on amendment fee of $25,000 through June 2005
•	Monthly payments on amendment fee of $50,000 beginning July 2005

•	Non-refundable amendment fee:
o	0.5% of obligations as of and on January 3, 2005
o	1.0% of obligations as of and on June 30, 2005
o	1.5% of obligations as of and on September 30, 2005

The Facility was replaced on May 5, 2005 by a credit facility between the Company and a commercial lender.

BRANDPARTNERS FACILITY

BrandPartners Group, Inc. and its wholly owned subsidiaries completed a credit facility arrangement (the “Facility”) with a commercial lender effective May 5, 2005. The Facility provides for the following:

•	Repayment of previous Brand Retail Facility
•	$2,000,000 Term Loan
•	$5,000,000 Revolving Line of Credit
•	Prime rate interest on principal not subject to LIBOR rate
•	LIBOR rate on Term Loan and portion of Revolving Line of Credit
•	Expiration date of May 5, 2008

If for any reason the Company is unable to extend or refinance the Facility upon maturity, the amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of BrandPartners. In the event the Company does not make payment or refinance the facility, the Company’s business operations would be adversely affected. For further discussion of the consequences of a failure to pay the Facility upon maturity, see “Liquidity Issues” below.

THE BRAND RETAIL SUBORDINATED NOTE PAYABLE

On October 22, 2001, Brand Retail issued a subordinated promissory note in the principal amount of $5,000,000 (the “Brand Retail Subordinated Note Payable”) to a third party. The note bears interest at 16% per annum payable as follows:

•	12% on accreted principal amount, payable in cash quarterly.

•	4% on the accreted principal amount, added to principal (“PIK amount”)

The balance of the note at March 31, 2005 was $5,772,889, including PIK interest of $772,889. On January 7, 2004, when the closing price of the Company’s common stock was $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction is for a period of two years, commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Put Warrant expires on October 22, 2011 and can be put to the Company after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. At March 31, 2005, the Company had a long-term liability of approximately $390,000 related to the Put Warrant.

On September 30, 2003, in consideration for the extension of an interest payment due date, the Company issued a common stock purchase warrant to purchase 10,000 shares of common stock of the Company at an exercise price of $0.24, the closing price on the date of issuance. The terms are similar to those on the Put Warrant.

BRANDPARTNERS GROUP SUBORDINATED NOTE

On July 6, 2004, the Company negotiated an unsecured subordinated promissory note for $1,000,000. The stated interest rate was 12% per annum. With the issuance of the note, a three-year Common Stock Purchase Warrant was issued to purchase up to 500,000 shares of the Company’s common stock at $0.68, the closing price of the stock on the date of the issuance of the note.

On September 29, 2004, the Note and the Purchase Warrants were cancelled. In consideration of the cancellation of the original note, a new unsecured subordinated promissory note in the amount of $625,000 was issued, with interest accruing at 12% per annum. The Company also issued 750,000 restricted shares of common stock on September 29, 2004 for the sum of $375,000, which was applied as partial payment to the original note. The price of the stock on the date of issuance was $0.63 per share. The new note matured on January 6, 2005.

On January 5, 2005, the maturity date of the new note was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayments against the note. A total of 100,000 warrants were issued - 50,000 on February 7, 2005 and 50,000 on March 7, 2005. Interest expense of $85,000 was recorded in Quarter 1 based on a Black-Scholes valuation of the warrants. On April 7, 2005, 50,000 warrants were issued. On May 5, 2005, the subordinated note and all applicable interest were paid in full, and an additional 46,667 warrants were issued. The proceeds of the note were used for working capital purposes.

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

On January 20, 2004, in conjunction with the closing of the first traunch of the private placement, the Company entered into a new agreement with the former shareholders of Brand Retail (the “Agreement”). The Agreement provided for, among other things:

•	$7.5 Million Seller Notes were cancelled and forgiven

•	All accrued unpaid interest on the Seller Notes of approximately $844,000 was cancelled and forgiven

•	$2.0 Million Seller Notes were maintained in escrow and were cancelled upon payment in full of the promissory notes.

•	Two new promissory notes were issued, each in the amount of $1.0 million, payable to the former shareholders of Brand Retail.

•	Payment of $1.0 million was made to the former shareholders of Brand Retail against one of the 24-Month Notes.

The balance of the new promissory notes was paid on April 15, 2004 and July 14, 2004. Upon payment in full of the promissory notes:

•	All accrued, unpaid interest on the $2.0 Million 24-Month Notes (approximately $755,000 at July 14, 2004) was cancelled and forgiven

•	Accrued, unpaid earn-out of $500,000 was forgiven

On January 20, 2004, in conjunction with the private placement, the Company entered into a surrender agreement with its landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company agreed to:

•	Pay the landlord an aggregate of $800,000

•	Issue to the landlord 500,000 shares of restricted common stock of the Company with cost free piggyback registration rights

Upon the signing of the agreement, $500,000 was paid. The balance of the fee was paid in three equal installments of $100,000 each on March 1, 2004, September 1, 2004 and March 1, 2005. The shares were valued at $0.55 per share, the closing price of the stock on February 9, 2004, the date the stock was issued. The terminated lease had an expiration date of December 31, 2009 with minimum lease rentals of approximately $637,000 in 2004 and $671,000 annually through 2009

Our ability to satisfy our working capital requirements depends on, among other things, whether we are successful in generating revenues and income from our subsidiaries. In response to our current financial condition and current market conditions, and as part of our ongoing corporate strategy, we are pursuing several initiatives intended to better position the Company in the marketplace. These initiatives include vigorously pursuing new sales and customers, continually reviewing costs and expenses and aggressively collecting accounts receivable.

COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $31,404,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES: Revenues are recognized as products and services are delivered. In some cases, this means using the percentage of completion method. The Company’s record revenues recognized in the first quarter of 2004 ($15,576,229) were a result of built-up demand for its products and services. While revenue from operations for the quarter ended March 31, 2005 was down approximately $1,108,000 or 7%, the Company entered 2005 with a $31 Million backlog of signed orders (an historic high), which was approximately $8 Million higher than the backlog at the end of 2004. However, revenues recognized in any period depend upon a number of factors, including but not limited to:

•	Design, manufacturing or construction times given the scope of each project
•	Customer’s required delivery dates, which may change in each project
•	New projects signed and delivered in the same quarter

COST OF REVENUES: Cost of revenues from operations decreased approximately $1.7 million or 15% for the three months ended March 31, 2005. The cost of revenues from operations as a percentage of revenues is dependent upon the product mix for which revenue is recognized during the period. While the Company maintains strict cost control measures, the nature of product offerings for which revenue is recognized during the quarter changes the relationship of the cost of revenues as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Relationship selling is a critical component of the Company’s success. This requires an extended sales effort. The typical sales cycle for new customers and larger capital projects is frequently longer than one year as our customers are committing themselves to a long-term investment as part of their capital improvement programs. Besides devoting time and energy to current projects, the Company’s sales force is working aggressively to develop new clients and markets. The Company has added several additional sales representatives to concentrate on new and current domestic markets. A sales/design office was also opened in London, England in January of 2005. These efforts have required investment, which has resulted in selling, general and administrative expenses from operations increasing by approximately $379,000 or 15% for the three months ended March 31, 2005.

OPERATING INCOME: Even though revenues were down for the first quarter of 2005 as compared to 2004, operating income increased approximately $248,000 or 13% for the three months ended March 31, 2005. The Company’s focus on controlling costs and increasing efficiency in all of its activities has benefited the bottom line.

OTHER INCOME (EXPENSE): Other Income/(Expense) consisted of interest expense, a derivative loss on the put warrant associated with the subordinated debt (See Note E) and a gain on forgiveness of debt in 2004.

Interest expense increased approximately $151,000 or 87% for the three months ended March 31, 2005. The increase is attributable to:

•	Restructuring credit facility. [See Note D(1)]
•	Higher prime interest rate
•	Warrants issued for extension on subordinated note [See Note D(2)]

The gain on forgiveness of debt is discussed in detail in Note F.

We may in the future continue to experience fluctuations in quarterly operating results. Factors that may cause our quarterly operating results to vary include:

•	Active number of customer projects
•	Requirements of customer projects
•	Termination of major customer projects
•	Loss of major customers
•	Timing of new engagements
•	Vendor delays or problems with delivery

HOLDING COMPANY AND OPERATING SUBSIDIARIES

We conduct our operations through our subsidiaries. There are currently two subsidiaries, BrandPartners Retail, Inc. (formerly known as Willey Brothers, Inc.) and BrandPartners Europe, Ltd. The European subsidiary was started in mid-January 2005 and has not produced any revenue as of yet. We are considering it as an investment in a new market. Research concerning the European market, as well as of our domestic competitors’ success in the European market, has demonstrated to us the potential in the European market for our products and services. Grafico Incorporated was formed on April 1, 2005 and has recently purchased certain nominal assets, namely furniture and office equipment of a design firm. However, we cannot determine at the present time when or if either of these subsidiaries will be profitable. We have relied and continue to reply upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. The March 29, 2002 Amendment and Waiver Agreement with Brand Retail’s lender prohibits Brand Retail from paying management fees to the Company until the debt is repaid in full. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our subsidiaries. If we are unable to receive cash from our subsidiaries, or from any operating subsidiaries which we may acquire in the future, our operations and financial condition would be materially and adversely affected.

STOCK PRICE FLUCTUATIONS

The market price of our common stock has fluctuated significantly and may be affected by:

•	Our operating results
•	Changes in our business and management
•	General and market conditions

The stock markets in general have recently experienced extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. In addition, at the opening of business on August 29, 2003, our common stock was de-listed from the Nasdaq SmallCap Market and became eligible for quotation on the Over-the Counter Bulletin Board. The delisting was the result of our failure to satisfy Nasdaq’s minimum bid price requirements for continued listing. It is impossible to predict the effect of these or other factors on the market price of our common stock. The price may continue to fluctuate significantly in the future.

INFLATION

We believe that inflation has not had a material effect on our results of operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “expects,” and similar expressions identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, which could cause actual results to differ materially from those forecast or anticipated. Such factors include:

•	Continued services of James Brooks as Chief Executive Officer and President of the Company and its subsidiaries

•	Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate acquired businesses

•	Changes in our business strategies or development plans

•	Competition

•	Our ability to grow within the financial services industry

•	Our ability to penetrate new markets

•	Our ability to obtain sufficient financing to continue operations

•	General economic and business conditions

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

ITEM 3. QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK

Our Term Loan and Revolving Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and Revolving Credit Facility accrued interest at the bank’s base rate plus an applicable margin. For a description of the terms of the Term Loan and Revolving Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” above.

The table below provides information on our market sensitive financial instruments as of March 31, 2005.

	Principal Balance	Interest Rate at March 31, 2005

Term Loan	$3,000,000	9.25%
Revolving Credit Facility	$635,757	9.25%

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On January 7, 2005, the Company established a new subsidiary in London, England. BrandPartners Europe, Ltd. (“Brand Europe”) will provide services and products consisting of strategic retail positioning and branding; environmental design; retail merchandising analysis; display systems and signage; and point-of-sale communications and marketing programs. Brand Europe currently has one employee and no lease obligations.

On January 31, 2005, the Company terminated its warehouse lease in Phoenix, Arizona, and consolidated all inventory at its Rochester, New Hampshire locations.

On February 1, 2005, the Company entered into a letter of engagement with Trilogy Capital Partners, Inc. (“Trilogy”), whereby Trilogy was to provide marketing, financial public relations and investor relations services for one year. Under the terms of the agreement, Trilogy was to receive fees of $10,000 a month with an aggregate of 600,000 three-year warrants at $1.00, $1.50 and $2.00 per share. In April 2005, the agreement was terminated and the warrants were cancelled.

Effective April 11, 2005, the Company finalized agreements with five former directors and officers, as well as one current director (the “Option Holders”) whereby the Option Holders surrendered an aggregate of 1,050,000 out of 1,400,000 options previously granted to them under the Company’s 2001 Stock Incentive Plan. The Company further agreed to amend the terms of the options by providing a cashless exercise provision. The Company has agreed to register the shares of common stock underlying its 2001 Stock Incentive Plan.

On May 1, 2005, the Company entered into an agreement with Bristol Investor Relations (“Bristol”) to provide financial public relations and investor relations services for one year. Under the terms of the agreement, Bristol is to be paid $5,000 per month. An early termination provision permits either party to terminate the agreement at prescribed times following the first three months.

BrandPartners Group, Inc. and its wholly owned subsidiaries completed a credit facility arrangement (the “Facility”) with a commercial lender effective May 5, 2005. The Facility provides for the following:

•	Repayment of previous Brand Retail Facility
•	$2,000,000 Term Loan
•	$5,000,000 Revolving Line of Credit
•	Prime rate interest on principal not subject to LIBOR rate
•	LIBOR rate on Term Loan and portion of Revolving Line of Credit
•	Expiration date of May 5, 2008

ITEM 6. EXHIBITS

10.1
Modification Agreement to Unsecured Subordinated $625,000 Subordinated Promissory Note dated January 5, 2005 between Longview Fund, L.P. and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 25, 2005).

10.2
Form of Common Stock Purchase Warrant t o be issued in accord with Modification Agreement to Unsecured $625,000 Subordinated Note (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report filed on Form 10-K filed March 25, 2005.)

10.3
Letter of Engagement for marketing, financial public relations and investor relations services dated as of February 1, 2005 between Trilogy Capital Partners, Inc. and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 25, 2005).

10.4	Common Stock Purchase Warrant, Exercisable at $1.00 issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 25, 2005).

10.5	Common Stock Purchase Warrant, Exercisable at $1.50 issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 25, 2005).

10.6	Common Stock Purchase Warrant, Exercisable at $2.00 issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 25, 2005).

10.7
Amendment to Employment Agreement dated March 16, 2005 between James F. Brooks and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 25, 2005).

10.8	Amendment to Agreement dated March 16, 2005 between Anthony J. Cataldo and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 25, 2005).

10.9
Agreement with former directors/officers of the Company regarding the surrendering of options (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2005).

16.1
Letter from Michael F. Albanese, CPA dated April 20, 2005 to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed April 15, 2005).

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

Dated: May 13, 2005

BRANDPARTNERS GROUP, INC.

	By:	/s/ JAMES F. BROOKS
James F. Brooks
Chief Executive Officer and President