Form 10-Q
period 2005-06-30
BRANDPARTNERS GROUP INC
filed 2005-08-09
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer.

Yes ☐ No ☒
The number of shares of common stock outstanding on August 1, 2005 was 34,214,326.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I	Financial Statements

	Item 1 Financial Statements

	Consolidated Balance Sheets
	June 30, 2005 (unaudited) and December 31, 2004	3

	Consolidated Statements of Operations (unaudited) for the
	Six and Three Months Ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows (unaudited) for the Six
	Months Ended June 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements (unaudited)	6

	Item 2 Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15

	Item 3 Quantitative and Qualitative Disclosures about
	Market Risk	22

	Item 4 Controls and Procedures	22

Part II	Other Information

	Item 4 Submissions of Matters to a Vote of Security Holders	23

	Item 5 Other Information	23

	Item 6 Exhibits	25

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2005	December 31, 2004
	(unaudited)

Cash	$546,755	$2,845,573
Accounts receivable, net of allowance for
doubtful accounts of $213,103 and $141,339	7,156,952	5,079,667
Costs and estimated earnings in excess of billings	2,882,244	1,079,515
Inventories	738,458	1,326,942
Prepaid expenses and other current assets	299,703	691,158
Total current assets	11,624,112	11,022,855

Property and equipment, net	1,672,283	1,515,237
Goodwill	24,271,969	24,271,969
Deferred financing costs, net	236,029	202,057
Other assets	300,083	293,818

Total assets	$38,104,476	$37,305,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$4,611,201	$5,959,252
Billings in excess of cost and estimated earnings	2,384,987	4,729,661
Short term debt	4,045,811	3,972,708
Total current liabilities	11,041,999	14,661,621

Long term debt, net of current maturities	7,235,047	5,784,193

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 33,651,597 and 31,063,554	336,516	324,976
Additional paid in capital	44,925,848	44,463,181
Accumulated deficit	(25,122,434)	(27,615,535)
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	19,827,430	16,860,122

Total liabilities and stockholders' equity	$38,104,476	$37,305,936

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$27,120,209	$26,970,476	$12,552,178	$11,294,246

Costs and expenses
Cost of revenues	18,424,801	18,949,880	8,893,051	7,682,761
Selling, general and administrative	5,557,700	4,889,761	2,656,962	2,366,423

Total expenses	23,982,501	23,839,641	11,550,013	10,049,184

Operating income	3,137,708	3,130,835	1,002,165	1,245,062

Other income (expense)
Interest expense, net	(644,601)	(388,903)	(318,962)	(214,364)
Gain on forgiveness of debt	-	8,326,051	-	-
Total other income (expense)	(644,601)	7,937,148	(318,962)	(214,364)

NET INCOME	$2,493,107	$11,067,983	$683,203	$1,030,698

Basic and diluted earnings per share
Basic	$0.07	$0.39	$0.02	$0.03
Diluted	$0.07	$0.32	$0.02	$0.03

Weighted - average shares outstanding
Basic	33,444,365	28,455,733	33,775,982	31,826,796
Diluted	38,249,362	34,454,547	39,098,928	37,825,610

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2005	2004*
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$2,493,107	$11,067,983

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	324,556	294,694
Forgiveness of long term debt	-	(8,326,051)
Provision for doubtful accounts	30,000	(27,140)
Non-cash compensation	167,167	73,470
Allowance for obsolete inventory	2,500	-
-
Changes in operating assets and liabilities

Accounts receivable	(2,107,285)	(2,952,631)
Costs and estimated earnings in excess of billings	(1,802,729)	(498,072)
Inventories	585,984	(1,014,316)
Prepaid expenses and other current assets	391,455	(168,270)
Other assets	(6,265)	5,866
Accounts payable and accrued expenses	(1,191,893)	2,735,198
Other liabilities	-	(134,942)
Billings in excess of costs and estimated earnings	(2,344,674)	(2,485,320)

Net cash (used in) operating activities	(3,458,077)	(1,429,531)

Cash flows (used by) investing activities

Acquisition of equipment	(418,051)	(172,473)

Cash flows from financing activities

Net borrowings (payments) on short term debt	580	(1,781,942)
Net borrowings (payments) on long term debt	1,269,690	-
Proceeds from exercise of options	307,040	75,000
Proceeds from private placement of equity, net of costs	-	2,895,000

Net cash provided by financing activities	1,577,310	1,188,058

NET INCREASE (DECREASE) IN CASH	(2,298,818)	(413,946)

Cash, beginning of period	2,845,573	413,946

Cash, end of period	$546,755	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$246,942	$253,239

The accompanying notes are an integral part of the financial statements.
* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2004 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its subsidiaries: BrandPartners Retail, Inc., (“Brand Retail”) which was formerly known as Willey Brothers, Inc.; BrandPartners Europe, Ltd. (“Brand Europe”); and Grafico Incorporated (“Grafico”). The Company provides services and products to the retail financial services industry and other service and traditional retail industries, consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs. Brand Retail provides these services in the United States and Canada to financial institutions and retail companies. Brand Europe was incorporated in England in January 2005 and has just begun operations. It provides similar services to the European marketplace. Grafico Incorporated (a Delaware corporation) is a new wholly-owned subsidiary. On May 9, 2005, Grafico purchased certain assets, namely furniture and office equipment, of a design company. Grafico provides design, branding and consulting services to a specific segment of the financial industry.

The consolidated financial statements for the six months and three months ended June 30, 2005 and 2004 include the accounts of BrandPartners and its wholly owned subsidiaries: Brand Retail, Brand Europe, and Grafico. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in the Form 10-K for December 31, 2004.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts periodic reviews of the value of its goodwill for potential impairment. For the six months ended June 30, 2005 and 2004, no impairments were present and no indications of impairment were identified.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. FAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has decided to implement FAS 151 on January 1, 2006, and believes that its adoption will not have a material effect on the Company’s results of operations.

In December 2004, FASB issued Statement of FAS No. 123(R), Share-Based Payment. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission announced a new rule, which amended the compliance dates for FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company has decided to implement FAS 123(R) on January 1, 2006. If the Company were to continue its present policy for the awarding of stock options, it believes that the adoption of FAS 123(R) may have a material effect on the Company’s financial position or results of operations.

NOTE D - SHORT TERM DEBT

Short-Term Debt consists of the following:

	June 30, 2005	December 31, 2004
	(unaudited)

Revolving credit facility (1)	$3,434,700	$-
Current maturities of bank term loan (1)	611,111	3,300,000
Note Payable (2)	-	672,708

Total Short Term Debt	$4,045,811	$3,972,708

(1)	On May 5, 2005, the Company negotiated a new credit facility (the “New Facility”) with a commercial lender. The New Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly principal payments

•	$5,000,000 Revolving Line of Credit Loan

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D - SHORT TERM DEBT (continued)

•	Prime Rate interest on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 250 basis points.

The New Facility expires on May 5, 2008. On June 30, 2005, the LIBOR rate was 5.65% and the prime rate was 6.25%.

The prior Facility had been renegotiated on December 28, 2004 with the Tenth Amendment, which provided for the following:

•	Extension of Loan Agreement to December 31, 2005

•	Monthly principal payments on the term loan of $100,000 from January 1, 2005 to June 30, 2005

•	Reduction of revolving credit facility from $2,000,000 to $1,750,000 on January 1, 2005, and further decrease to $1,500,000 on April 1, 2005.

•	Monthly payments of $25,000 on the previously accrued amendment fee from January 1, 2005 to June 30, 2005.

As a part of the Amendment, Brand Retail paid an amendment fee of 0.5% of the obligations on January 3, 2005. Interest was calculated at the bank’s Base Rate plus an applicable margin. The interest rate in effect on May 5, 2005 was 9.25%. The Facility was replaced on May 5, 2005.

(2)
On July 6, 2004, the Company negotiated an unsecured subordinated promissory Note for $1,000,000. The Note was payable on October 4, 2004. However, 50% of the Note could be extended to January 3, 2005. The stated interest rate was 12% per annum. With the issuance of the Note, a three (3) year Common Stock Purchase Warrant (“Purchase Warrant”) was issued to purchase up to 500,000 shares of the Company’s common stock. The exercise price of the Warrant Shares was $0.68, the closing price of the stock on the date of the issuance of the Note. Based on a Black-Scholes valuation of the warrants, $105,000 of interest expense was recognized.

On September 29, 2004, the Note and the Purchase Warrants were cancelled. In consideration of the cancellation of the Original Note, a new unsecured subordinated promissory Note in the amount of $625,000 was issued, with interest accruing at a rate of 12% per annum. The Company also issued 750,000 restricted shares of common stock for the sum of $375,0000, which was applied as partial payment to the Original Note. The stock was issued on September 29, 2004. The price of the stock on the date of issuance was $0.63 per share. The New Note matured on January 6, 2005.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D - SHORT TERM DEBT (continued)

On January 5, 2005, the maturity date of the New Note was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share, subject to a pro-rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayment(s) of all or a portion of the Promissory Note. Fifty-thousand (50,000) warrants were issued on February 7, 2005 and March 7, 2005, respectively. Interest expense of $85,000, based on a Black-Scholes valuation, was recorded in Quarter 1, 2005. On April 7, 2005, 50,000 warrants were issued and an additional 46,667 warrants were issued on May 5, 2005, when payment in full of the Note and all accrued interest was made. Interest expense of $82,167, based on a Black-Scholes valuation, was recognized during the second quarter of 2005. The proceeds from the Note were used for working capital.

NOTE E - LONG TERM DEBT

Long-Term Debt consists of the following:

	June 30, 2005	December 31, 2004
	(unaudited)

Bank Term Loan (1)	$1,333,333	$-
Note Payable (2)	$5,000,000	5,000,000
Discount on Note Payable (2)	$(232,360)	(232,360)
Put Warrant Liability (2)	332,000	272,385
Interest payable (2)	802,074	744,168
	$7,235,047	$5,784,193

(1)	See Note D (1).

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E - LONG TERM DEBT (continued)

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase the common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and can be put to the Company after the fifth year. The transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income (loss). At June 30, 2005 and 2004, the Company had a liability of $332,000 and $220,348, respectively, related to the Put Warrant.

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

NOTE G - SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2005, two customers accounted for approximately 22%, and 21% of the Company’s revenues, respectively. For the three months ended June 30, 2005, four customers accounted for approximately 25%, 11%, 11% and 10% of the Company’s revenues, respectively.

For the six months ended June 30, 2004, one customer accounted for approximately 10% of the Company’s revenues. For the three months ended June 30, 2004, one customer accounted for approximately 10% of the Company’s revenues.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

On April 7, 2005 and May 5, 2005, using the Black-Scholes valuation model, interest expense of $82,167 was recognized for 96,667 warrants issued as part of an agreement to extend the maturity of a Note Payable. [See Note D (2)]. On February 7, and March 7, 2005, using the Black-Scholes valuation model, interest expense of $85,000 was recognized for 100,000 warrants issued as part of the same agreement. The transactions were accounted for by charging interest expense and crediting additional paid in capital.

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

NOTE I - COMMITMENTS AND CONTINGENCIES

On May 12, 2005, the Company amended its Employment Agreement with James Brooks, the Chief Executive Officer. As part of the amendment, Mr. Brooks’ salary was increased to $360,000 per annum effective April 1, 2005 and will be pro-rated for the balance of the year. Additionally, the Company approved a bonus policy for fiscal year 2005 for James Brooks, which ties the bonus schedule to the Company’s operating subsidiaries year-end results. The bonus policy is similar to those approved for other executives in the Company’s subsidiaries. The agreement had been previously amended on March 15, 2005 and provides for severance payments, as defined in the agreement.

On April 1, 2005, the Company formed a new wholly-owned subsidiary, Grafico Incorporated (“Grafico”), a Delaware corporation. Subsequently, on May 9, 2005, Grafico purchased certain assets of nominal value, namely furniture and office equipment, of a design company, along with certain nominal liabilities. Grafico is intended to provide design, branding and consulting services to a specific segment of the financial industry. The transaction was accounted for by the purchase method.

As of June 30, 2005, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $26 million.

Under the terms of the warrant agreements entered into as part of the private placement completed in February 2002, the Company was obligated to reset the exercise price of the warrants issued under certain conditions. The Company subsequently issued securities in a private placement that closed January 20, 2004. Due to the prior warrant agreements, the exercise price of some of the warrants issued in the February 2002 placement was ratcheted down. Certain holders of other warrants that were issued in closings which did not fulfill the requirements for the ratcheting down have also requested that their warrants be reset or be ratcheted down. Specifically, a total of 681,985 warrants issued in closings that occurred in the final two traunches of the placement completed in February 2002 were eligible for an adjustment of the exercise price as the January 20, 2004 share issuance occurred within two years of the closings for those warrants. Certain holders of 4,232,421 warrants that were issued in closings more than two years prior to the January 20, 2004 date have also requested that their warrants be reset or ratcheted down. The Company contends that these warrants should not be reset by virtue of the terms of their warrant agreements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of business, in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims, which arise in the ordinary course of business.

Management believes the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE J - STOCK BASED COMPENSATION

In April 2005, directors and employees of the Company were awarded 525,000 stock options as part of the 2004 Stock Incentive Plan. The strike price on the options was the share price upon the date of grant. The options vested immediately and expire five years from the date of issuance.

On April 5, 2005, the Chief Financial Officer, was granted 75,000 stock options at $0.90, the share price at the date of grant. The options vested immediately and expire five years from the date of issuance.

Effective April 11, 2005, the Company finalized agreements with five former Directors and officers, as well as one current Director (the “Option Holders”) whereby the Option Holders surrendered an aggregate of 1,050,000 out of 1,400,000 options previously granted to the Option Holders under the Company’s 2001 Stock Incentive Plan at the same strike price as the original option agreement. The Company further agreed to amend the terms of the options by providing a cashless exercise provision. The Company registered the shares of common stock underlying its 2001 Stock Incentive Plan as part of the agreement.

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

Using the Black-Scholes option pricing model with the following assumptions used for grants in the six months of 2005 and 2004, respectively: 1) average expected volatility of 351% and 121.3%, 2) average risk-free interest rates of 4.22% and 2.97% and 3) expected lives of five years for the six months and three months ended June 30, 2005.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J - STOCK BASED COMPENSATION (continued)

NOTE K - INCOME TAXES

For the six months ended June 30, 2005, income taxes of approximately $1,151,000 were offset by net operating loss carry-forwards. At December 31, 2004, the Company had net operating loss carry-forwards (“NOL’s”) of approximately $9.3 million available to offset future taxable income. These NOL’s expire at various dates through 2024. At December 31, 2004, the Company had deferred tax assets of approximately $2,579,000. The deferred tax assets consist primarily of net operating loss carry-forwards and accrued expenses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carryforwards may be limited in use in any given year in the event of a significant change in ownership.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L - STOCKHOLDERS’ EQUITY

On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock. The proceeds from the private placement were used to reduce certain debt and obligations, repay the balance of a term loan, and for working capital.

NOTE M - SUBSEQUENT EVENTS

At the August 2, 2005 meeting of the Board of Directors of the Company, the board ratified the employment agreement between the Company and Suzanne Verrill, the Chief Financial Officer, effective as of June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had a working capital (current assets, less current liabilities) of approximately $582,000, stockholders’ equity of approximately $19,827,000, and a current ratio (current assets to current liabilities) of approximately 1.05:1. At December 31, 2004, the Company had a working capital deficit of approximately $3,640,000, stockholders’ equity of approximately $16,860,000 and a working capital ratio of approximately .75:1. The increase in working capital was due to an increase in accounts receivable and a decrease in accounts payable. The Company is a contract-driven business, and its working capital position is affected by the large contract cash deposits, which are invoiced to customers, and to the large invoices owed to vendors, all of which are dependent upon the size and nature of the project(s).

As of June 30, 2005, the Company had cash of approximately $547,000. As of December 31, 2004, the Company had cash of approximately $2,846,000.

For the six months ended June 30, 2005, the net cash (used in) operating activities of approximately ($3,458,100) noted in the Statement of Cash Flows consisted of the following:

•	Decrease in cash required to pay contractual obligations,

•	Increase in Accounts Receivable

•	Decrease in Accounts Payable/Accrued Expenses. While Accounts Payable actually increased, several accruals were paid out or adjusted including accrued bonus, and contractually required fees.

•
Change in Costs/Billings and Estimated Earnings in Excess of Billings due to timing differences on major contracts between revenue recognition and invoicing of monies due for work performed because of the terms of the contracts. Cost in Excess increased approximately $1.8 million and Billings in Excess decreased approximately $2.3 million. The large swings in these accounts are typical due to the contract nature of the Company’s business.

Net cash (used in) investing activities was approximately $(418,100) for the purchase of new equipment

Net cash provided by financing activities was approximately $1,577,000 from the new credit Facility ($1,270,000) with a commercial lender [see Note D(1)], and the exercise of stock options for $307,000.

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

BRANDPARTNERS FACILITY

BrandPartners Group, Inc. and its wholly owned subsidiaries completed a credit facility arrangement (the “Facility”) with a commercial lender effective May 5, 2005. The Facility provides for the following:

•	Repayment of previous Brand Retail Facility
•	$2,000,000 Term Loan with 36 equal monthly payments
•	$5,000,000 Revolving Line of Credit
•	Prime rate interest on revolving line of credit not subject to LIBOR rate
•	LIBOR rate on Term Loan and portion of Revolving Line of Credit (LIBOR rate equals LIBOR plus 250 basis points)
•	Expiration date of May 5, 2008

If for any reason the Company defaults on the Facility, the amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of BrandPartners.

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

The balance of the note at June 30, 2005 was $5,802,074, including PIK interest of $802,074. On January 7, 2004, when the closing price of the Company’s common stock was $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction is for a period of two years, commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Put Warrant expires on October 22, 2011 and can be put to the Company after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. At June 30, 2005, the Company had a long-term liability of approximately $332,000 related to the Put Warrant.

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

On January 5, 2005, the maturity date of the new note was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayments against the note. A total of 100,000 warrants were issued - 50,000 on February 7, 2005 and 50,000 on March 7, 2005. Interest expense of $85,000 was recorded in Quarter 1 based on a Black-Scholes valuation of the warrants. On April 7, 2005, 50,000 warrants were issued. On May 5, 2005, the subordinated note and all applicable interest were paid in full, and an additional 46,667 warrants were issued. Interest expense of approximately $84,000 was recorded in Quarter 2 based on a Black-Scholes valuation of the warrants. The proceeds of the note were used for working capital purposes.

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

Upon the signing of the agreement, $500,000 was paid. The balance of the fee was paid in three equal installments of $100,000 each on March 1, 2004, September 1, 2004 and March 1, 2005. The shares were valued at $0.55 per share, the closing price of the stock on February 9, 2004, the date the stock was issued. The terminated lease had an expiration date of December 31, 2009 with minimum lease rentals of approximately $637,000 in 2004 and $671,000 annually through 2009

The Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or restructure or refinance its debt. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity, and it may not be able to meet its debt service requirements. In such a case, an event of default would occur and could result in all of the Company’s indebtedness becoming immediately due and payable.

COMMITMENTS AND CONTINGENCIES

As of June 30, 2005, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $26,000,000.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

REVENUES: Revenues are recognized as products and services are delivered. For construction projects, this means using the percentage of completion method. Revenues for the first six months of 2005 as compared to 2004 increased slightly. Fiscal year 2004 produced the highest revenues in the Company’s history. The Company has been able to maintain revenues for 2005 at the same level. Revenues recognized in any period depend upon a number of factors, including but not limited to:

•	Design, manufacturing or construction times given the scope of each project

•	Customer’s required delivery dates, which may change in each project
•	New projects signed and delivered in the same quarter

COST OF REVENUES: Cost of revenues from continuing operations decreased approximately $525,000 (3%). Cost of revenues for the first six months of 2005 was approximately 68% of revenue. For the first six months of 2004, the cost of revenues was approximately 70%. Product mix is a determining factor when comparing cost of revenues to revenue.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first six months of 2005 increased approximately $668,000 or 14%. Relationship selling is a critical component of the Company’s success. Besides devoting time and energy to current projects, the Company’s sales force is working aggressively to develop new clients and markets. The number of sales personnel increased during the period to work on the above initiatives and to help us further penetrate the market. Wages increased due to the hiring of additional personnel, with related increases in travel and administrative expense. Marketing expense increased with the Company’s renewed focus on trade show activity. The above expenses were offset by the decrease in bonus expense due to the previously accrued bonus not being distributed entirely to personnel.

OPERATING INCOME: Operating income for the first six months of 2005 increased slightly by $7,000 due to the factors noted above, namely the increase in revenue of approximately $150,000 with an approximate $525,000 decrease in cost of revenues, offset by an increase of $668,000 in selling, general and administrative expenses.

OTHER INCOME (EXPENSE): Other Income (Expense) decreased approximately $8.3 million due to a gain in forgiveness of debt from the former shareholders of Brand Retail being recognized in 2004. Interest expense increased approximately $256,000 due to the increased interest rate on the prior Credit Facility and additional fee assessments required by the amended agreement with the prior commercial lender,

NET INCOME: Net income from operations decreased 8% or approximately ($204,000) due to the decrease in the cost of revenue offset by the increase in sales, general and administrative expense. Net income for the Company decreased approximately $8.6 million due to the forgiveness of debt in 2004 from the former shareholders of Brand Retail.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES: Revenues increased approximately $1.3 million or 11% for the second quarter of 2005 as compared to 2004. Revenues recognized in any period depend upon a number of factors, including but not limited to:

•	Design, manufacturing or construction times given the scope of each project
•	Customer’s required delivery dates, which may change in each project
•	New projects signed and delivered in the same quarter

COST OF REVENUES: Cost of revenues from operations increased approximately $1.2 million or 16% for the three months ended June 30, 2005. As a percentage of revenue, the cost of revenues for the second quarter of 2005 was 71%. For 2004, the cost of revenues as a percentage of revenue was 68%. The profit margin was reduced due to market and competitive pressures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased approximately $291,000 or 12% for the three months ended June 30, 2005. The new subsidiaries, along with an increase in the size of our sales force and associated marketing activity, resulted in the increase.

OPERATING INCOME: Operating income for the second quarter decreased 20% or approximately ($243,000) due to the increase in the cost of revenues and the increase in Selling, General and Administrative expenses explained above.

OTHER INCOME (EXPENSE): Other Income/(Expense) consisted of interest expense, offset by a derivative gain on the put warrant associated with the subordinated debt (See Note E). Interest expense increased by approximately $105,000 due to the amended agreement with the prior commercial lender. The gain on the put warrant is due to the difference in the stock price at the end of the period as compared to the prior period.

NET INCOME: Net income for the Company decreased 34% or approximately ($347,000) due to the increases in the cost of revenue; sales, general and administrative expense; and interest.

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

HOLDING COMPANY AND OPERATING SUBSIDIARIES

We conduct our operations through our subsidiaries. There are currently three subsidiaries: BrandPartners Retail, Inc. (formerly known as Willey Brothers, Inc.); BrandPartners Europe, Ltd.; and Grafico Incorporated.

BrandPartners Retail is the largest of the three subsidiaries. The original company (Willey Brothers, Inc.) was founded in 1983 and became a leader in providing services and products to the financial services industry. In January 2001, the Company purchased Willey Brothers, Inc. As part of BrandPartners Group, the Brand Retail subsidiary has not only maintained its previous status in the marketplace but has increased that reputation.

The European subsidiary was started in mid-January 2005 and has not produced any revenue as of yet. We have made a minimum investment in organizing the venture and look to developing relationships with other local suppliers instead of creating our own infrastructure. Research concerning the European market, as well as of our domestic competitors’ success in the European market, has demonstrated to us the potential in the European market for our products and services. Brand Europe has participated in trade shows, has engaged industry consultants to assist with the penetration of the European market and is building a solid pipeline of business opportunities.

Grafico Incorporated was formed on April 1, 2005 and has recently purchased certain nominal assets, namely furniture and office equipment, of a design firm, along with certain liabilities. Grafico services a specific segment of the financial services industry, which is showing large potential for expansion.

We cannot determine at the present time when or if any of these subsidiaries will remain or be profitable in the future. We have relied and continue to reply upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our subsidiaries. If we are unable to receive cash from our subsidiaries, or from any operating subsidiaries which we may acquire in the future, our operations and financial condition would be materially and adversely affected.

STOCK PRICE FLUCTUATIONS

The market price of our common stock has fluctuated significantly and may be affected by:

•	Our operating results
•	Changes in our business and management
•	General and market conditions

The stock markets in general frequently experience extreme price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. In addition, at the opening of business on August 29, 2003, our common stock was de-listed from the Nasdaq SmallCap Market and became eligible for quotation on the Over-the Counter Bulletin Board. The delisting was the result of our failure to satisfy Nasdaq’s minimum bid price requirements for continued listing. It is impossible to predict the effect of these or other factors on the market price of our common stock. The price may continue to fluctuate significantly in the future.

INFLATION

We believe that inflation has not had a material effect on our results of operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes,”“anticipates,”“expects,” and similar expressions identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, which could cause actual results to differ materially from those forecast or anticipated. Such factors include:

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

ITEM 3. QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK

Our Term Loan and Revolving Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and a portion of the Revolving Credit Facility accrued interest at LIBOR plus an applicable margin. The balance of the Facility accrues interest at the Wall Street Journal’s published prime rate. For a description of the terms of the Term Loan and Revolving Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” above.

The table below provides information on our market sensitive financial instruments as of June 30, 2005.

	Principal Balance	Interest Rate at June 30, 2005

Term Loan	$1,944,444	5.65%
Revolving Credit Facility	$3,434,700	5.80%

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 promulgated under the Exchange Act that occurred during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2005, the Company held is 2005 annual meeting of shareholders. As of the April 12, 2005 record date, holders of a total of 33,548,597 shares of common stock were eligible to vote on the proposals presented at the annual meeting. Of the shares eligible to vote, a total of 25,041,991 shares were present at the meeting in person or by proxy. Three proposals were presented to shareholders at the annual meeting, the votes cast for same are set forth below:

•
The Board of Directors is currently comprised of four (4) directors. Two (2) standing directors stood for re-election for three (3) year terms, while two (2) directors [Mr. Anthony J. Cataldo, whose term expires in 2007, and Mr. James F. Brooks, whose term expires in 2006] were not required to stand for election. The votes cast for the director nominees was as follows:

o	Mr. J. Weldon Chitwood - 24,668,280 shares in favor and 373,711 shares withheld.

o	Mr. Richard Levy - 24,666,810 shares in favor and 375,181 shares withheld

•
The proposal to ratify Moore Stephens, P.C., Certified Public Accountants as the Company’s independent public accountants for the 2005 fiscal year received the affirmative vote of 24,793,981 shares; 101,450 votes were cast against the proposal; and there were 146,560 abstentions.

•
The proposal to amend the Company’s 2004 Stock Incentive Plan to increase the underlying shares available for issuance from 5,000,000 to 8,000,000 shares of common stock received the affirmative vote of 10,724,354 shares; and 954,539 shares were voted in opposition. There were 21,733 abstentions; and 13,309,865 shares were not voted on the proposal.

ITEM 5. OTHER INFORMATION

Effective April 11, 2005, the Company finalized agreements with five former directors and officers, as well as one current director (the “Option Holders”), whereby the Option Holders surrendered an aggregate of 1,050,000 options out of 1,400,000 options previously granted to them under the Company’s 2001 Stock Incentive Plan. The Company further agreed to amend the terms of the options by providing a cashless exercise provision. As part of the agreement, the Company filed an S-8 registration statement for its 2001 Stock Incentive Plan.

On April 18, 2005, the Company engaged Moore Stephens, P.C. (“Moore Stephens”) to audit the consolidated financial statements of the Company for the year ended December 31, 2005. On April 20, 2005, the Company dismissed Michael F. Albanese, CPA (“Albanese”) as its certifying accounting effective immediately. The decision to retain Moore Stephens and to dismiss Albanese was approved by the Company’s Board of Directors.

Effective May 1, 2005, the Company entered into an agreement with Bristol Investor Relations (“Bristol”) to provide financial public relations and investor relations services for one year. Under the terms of the agreement, Bristol is to be paid $5,000 per month. An early termination provision permits either party to terminate the agreement at prescribed times following the first three months.

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

On August 2, 2005, the Board of Directors of the Company ratified the employment agreement between the Company and Suzanne Verrill, the Chief Financial Officer, effective as of June 30, 2005.

ITEM 6. EXHIBITS

10.1
Agreement with former directors/officers of the Company regarding the surrendering of options (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2005).

10.2	Consulting agreement with Bristol Capital effective May 1, 2005.

10.3	Commercial Loan Agreement between the Company and Banknorth, N.A. dated May 5, 2005.

10.4	Revolver Note between the Company and Banknorth, N.A. dated May 5, 2005.

10.5	Term Note between the Company and Banknorth, N.A. dated May 5, 2005.

10.6	Employment agreement between the Company and Suzanne Verrill effective June 30, 2005.

16.1	Letter from Michael F. Albanese, CPA, dated April 20, 2005 to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed April 15, 2005).

31.1	Certification of Chief Executive Officer and President Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005

BRANDPARTNERS GROUP, INC.

	By:	/s/ JAMES F. BROOKS
James F. Brooks
Chief Executive Officer and President