Form 10-Q
period 2005-09-30
BRANDPARTNERS GROUP INC
filed 2005-11-14
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer.

Yes ☐	No ☒

The number of shares of common stock outstanding on November 11, 2005 was 34,255,397.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I	Financial Statements

	Item 1 Financial Statements

	Consolidated Balance Sheets
	September 30, 2005 (unaudited) and December 31, 2004	3

	Consolidated Statements of Operations (unaudited) for the
	Nine and Three Months Ended September 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months Ended September 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements (unaudited)	6

	Item 2 Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

	Item 3 Quantitative and Qualitative Disclosures about
	Market Risk	27

	Item 4 Controls and Procedures	28

Part II	Other Information

	Item 5 Other Information	29

	Item 6 Exhibits	30

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2005	December 31, 2004
	(unaudited)

Cash	$417,470	$2,845,573
Accounts receivable, net of allowance for
doubtful accounts of $283,902 and $141,339	8,498,296	5,079,667
Costs and estimated earnings in excess of billings	3,015,210	1,079,515
Inventories	710,048	1,326,942
Prepaid expenses and other current assets	201,538	691,158
Total current assets	12,842,562	11,022,855

Property and equipment, net	1,654,708	1,515,237
Goodwill	24,271,969	24,271,969
Deferred financing costs, net	214,642	202,057
Other assets	300,083	293,818

Total assets	$39,283,964	$37,305,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,140,796	$5,959,252
Billings in excess of cost and estimated earnings	3,009,356	4,729,661
Short term debt	3,308,332	3,972,708
Total current liabilities	12,458,484	14,661,621

Long term debt, net of current maturities	7,068,516	5,784,193

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 33,651,597 and 31,063,554	342,554	324,976
Additional paid in capital	44,999,810	44,463,181
Accumulated deficit	(25,272,900)	(27,615,535)
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	19,756,964	16,860,122

Total liabilities and stockholders' equity	$39,283,964	$37,305,936

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	September 30	September 30	September 30	September 30
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$39,006,116	$38,674,988	$11,885,907	$11,704,512

Costs and expenses
Cost of revenues	27,064,073	27,415,352	8,639,266	8,432,334
Selling, general and administrative	8,343,231	6,410,400	2,832,630	1,598,532

Total expenses	35,407,304	33,825,752	11,471,896	10,030,866

Operating income	3,598,812	4,849,236	414,011	1,673,646

Other income (expense)
Interest expense, net	(856,890)	(793,721)	(212,289)	(360,075)
Gain on forgiveness of debt	-	9,080,647	-	754,596
Total other income (expense)	(856,890)	8,286,926	(212,289)	394,521

Net income before income taxes	2,741,922	13,136,162	201,722	2,068,167
Provision for income taxes	399,287	-	352,170	-

NET INCOME (LOSS)	$2,342,635	$13,136,162	$(150,448)	$2,068,167

Basic and diluted earnings per share
Basic	$0.07	$0.45	$(0.00)	$0.07
Diluted	$0.06	$0.37	$(0.00)	$0.06

Weighted - average shares outstanding
Basic	33,681,091	29,489,899	34,240,682	31,634,663
Diluted	38,445,334	35,299,757	34,240,682	36,990,736

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	2005	2004*
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities
Net income	$2,342,635	$13,136,162

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	495,848	442,047
Forgiveness of long term debt	-	(9,080,647)
Provision for doubtful accounts	45,000	(219,528)
Non-cash compensation	167,167	81,300
Allowance for obsolete inventory	22,500	-
Warrant interest	-	105,000

Changes in operating assets and liabilities

Accounts receivable	(3,463,629)	169,384
Costs and estimated earnings in excess of billings	(1,935,695)	386,784
Inventories	594,394	(933,444)
Prepaid expenses and other current assets	489,620	96,226
Other assets	(6,265)	(1,724)
Accounts payable and accrued expenses	181,544	(1,842,215)
Other liabilities	114,045	235,902
Billings in excess of costs and estimated earnings	(1,720,305)	(3,546,979)

Net cash (used in) operating activities	(2,673,141)	(971,732)

Cash flows (used by) investing activities

Purchase of membership interest		(250,000)
Acquisition of equipment	(550,381)	(317,258)
Net cash (used by) investing activities	(550,381)	(567,258)

Cash flows provided by financing activities

Net borrowings (payments) on short term debt	(736,899)	552,514
Net borrowings (payments) on long term debt	1,145,278	(1,913,881)
Proceeds from exercise of options	387,040	75,000
Proceeds from private placement of equity, net of costs	-	2,895,000

Net cash provided by financing activities	795,419	1,608,633

NET INCREASE (DECREASE) IN CASH	(2,428,103)	69,643

Cash, beginning of period	2,845,573	413,946

Cash, end of period	$417,470	$483,589

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$208,622	$328,565

The accompanying notes are an integral part of the financial statements.
* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2004 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its subsidiaries: BrandPartners Retail, Inc., (“Brand Retail”); BrandPartners Europe, Ltd. (“Brand Europe”); and Grafico Incorporated (“Grafico”). The Company provides services and products to the retail financial services industry and other service and traditional retail industries, consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs. Brand Retail provides these services in the United States and Canada to financial institutions and retail companies. Brand Europe was incorporated in England in January 2005 and is in its first year of operation. It provides similar services to the European marketplace. Grafico Incorporated (a Delaware corporation) is a wholly-owned subsidiary, which purchased certain assets, namely furniture and office equipment, of a design company in May of 2005. Grafico provides design, branding and consulting services to a specific segment of the financial industry.

The consolidated financial statements for the nine months and three months ended September 30, 2005 and 2004 include the accounts of BrandPartners and its wholly owned subsidiaries: Brand Retail, Brand Europe, and Grafico. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in the Form 10-K for December 31, 2004.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts periodic reviews of the value of its goodwill for potential impairment. For the nine months ended September 30, 2005 and 2004, no impairments were present and no indications of impairment were identified.

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

In December 2004, FASB issued Statement of FAS No. 123(R), Share-Based Payment. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission announced a new rule, which amended the compliance dates for FAS 123(R). The new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company has decided to implement FAS 123(R) on January 1, 2006. The Company does not currently have a policy regarding the awarding of options and is aware that the awarding of stock optionswith the adoption of FAS 123(R) in January of 2006 might have a material effect on the Company’s financial position or results of operations in the future.

In May 2005, FASB issued FASB 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3"  This statement replaces APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements.  FASB 154 changes the requirements for the accounting for and the reporting of a change in the accounting principle.  FASB 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE D - SHORT TERM DEBT

	September 30, 2005	December 31, 2004
	(unaudited)

Revolving credit facility (1)	$2,697,221	$-
Current maturities of bank term loan (1)	611,111	3,300,000
Note Payable (2)	-	672,708

Total Short Term Debt	$3,308,332	$3,972,708

Short-Term Debt consists of the following:

(1)	On May 5, 2005, the Company negotiated a new credit facility (the “New Facility”) with a commercial lender, which replaced the prior facility. The New Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly principal payments

•	$5,000,000 Revolving Line of Credit Loan

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D - SHORT TERM DEBT (continued)

•	Prime Rate interest on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 250 basis points.

The New Facility expires on May 5, 2008. On September 30, 2005, the LIBOR rate was 3.86% and the prime rate was 6.75%.

(2)
On July 6, 2004, the Company issued an unsecured subordinated promissory Note for $1,000,000. The Note was payable on October 4, 2004. However, 50% of the Note could be extended to January 3, 2005. The stated interest rate was 12% per annum. With the issuance of the Note, a three (3) year Common Stock Purchase Warrant (“Purchase Warrant”) was issued to purchase up to 500,000 shares of the Company’s common stock. The exercise price of the Warrant Shares was $0.68, the closing price of the stock on the date of the issuance of the Note. Based on a Black-Scholes valuation of the warrants, $105,000 of interest expense was recognized.

On September 29, 2004, the Note and the Purchase Warrants were cancelled. In consideration of the cancellation of the original Note, a new unsecured subordinated promissory Note in the amount of $625,000 was issued, with interest accruing at a rate of 12% per annum. The Company also issued 750,000 restricted shares of common stock for the sum of $375,000, which was applied as partial payment to the original Note. The stock was issued on September 29, 2004. The price of the stock on the date of issuance was $0.63 per share. The September 29th Note matured on January 6, 2005.

On January 5, 2005, the maturity date of the September 29th Note was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share, subject to a pro-rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayment(s) of all or a portion of the September 29th Note. Fifty-thousand (50,000) warrants were issued on February 7, 2005 and March 7, 2005, respectively. Interest expense of $85,000, based on a Black-Scholes valuation, was recorded in the first quarter of 2005. On April 7, 2005, 50,000 warrants were issued and an additional 46,667 warrants were issued on May 5, 2005, when payment in full of the September 29th Note and all accrued interest was made. Interest expense of $82,167, based on a Black-Scholes valuation, was recognized during the second quarter of 2005. The proceeds from the Note were used for working capital.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E - LONG TERM DEBT

Long-Term Debt consists of the following:

	September 30, 2005	December 31, 2004
	(unaudited)

Bank Term Loan (1)	$1,166,667	$-
Note Payable (2)	$5,000,000	5,000,000
Discount on Note Payable (2)	$(232,360)	(232,360)
Put Warrant Liability (2)	302,950	272,385
Interest payable (2)	831,259	744,168
	$7,068,516	$5,784,193

(1)	See Note D (1).

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

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase the common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and can be put to the Company after the fifth year. The transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income (loss). At September 30, 2005 and 2004, the Company had a liability of $302,950 and $220,348, respectively, related to the Put Warrant.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F - FORGIVENESS OF LONG TERM DEBT

In July 2004, the Company recognized a gain on forgiveness of long term debt related to the January 16, 2001 purchase of Brand Retail (formerly known as Willey Brothers). On January 20, 2004, the Company entered into an amended agreement with the former shareholders of Brand Retail. At the time, the former shareholders had no function with the Company other than to serve as consultants when requested, and were not considered part of management. The amended agreement provided for, among other things, the cancellation and forgiveness of $7.5 Million Notes originally issued in connection with the purchase of Brand Retail. Upon the signing of the amended agreement, two new promissory notes were issued, each in the amount of $1,000,000, payable to the former shareholders of Brand Retail (“the January 20th Notes”). The $7.5 Million Notes were cancelled and forgiven along with all accrued unpaid interest of approximately $844,000. The balance of the January 20th Notes was repaid with the payment of $1.0 Million in the aggregate upon issuance of the notes and in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. Upon payment in full of the January 20th Notes, the $2.0 Seller Notes originally issued in connection with the purchase of Brand Retail and all accrued, unpaid interest on the Seller Notes (approximately $755,000 at July 14, 2004) were cancelled and forgiven and the accrued unpaid earn-out of $500,000 was forgiven. Total gain on forgiveness of debt was approximately $9.1 Million as of July 31, 2004. During the first quarter of 2004, $8.3 Million was recognized as gain on forgiveness of debt. Recovery of the earn-out expense was part of the general and administrative expense.

NOTE G - SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2005, three customers accounted for approximately 23%, 17% and 12% of the Company’s revenue, respectively. For the three months ended September 30, 2005, three customers accounted for approximately 25%, 19%, and 16% of the Company’s revenues, respectively.

For the nine months ended September 30, 2004, one customer accounted for approximately 18% of the Company’s revenues. For the three months ended September 30, 2004, three customers accounted for approximately 38%, 17% and 14% of the Company’s revenues, respectively.

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

NOTE I - COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $22 million.

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

Using the Black-Scholes option pricing model with the following assumptions used for grants in the nine months of 2005 and 2004, respectively: 1) average expected volatility of 350% and 121.3%, 2) average risk-free interest rates of 4.3% and 2.97% and 3) expected lives of five years for the nine months and three months ended September 30, 2005.

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)
As reported	$2,342,635	$13,136,162	$(150,448)	$2,068,167
Stock based compensation expense	2,245,200	1,260,100	-	253,900

Pro forma	$97,435	$11,876,062	$(150,448)	$1,814,267

Weighted-average shares outstanding
Basic	33,681,091	29,489,899	34,240,682	31,634,663
Diluted	38,445,334	35,299,757	34,240,682	36,990,736

Net earnings (loss) per share
As reported
Basic	$0.07	$0.45	$0.00	$0.07
Diluted	$0.06	$0.37	$0.00	$0.06

Pro forma
Basic	$0.00	$0.40	$0.00	$0.06
Diluted	$0.00	$0.34	$0.00	$0.05

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K - INCOME TAXES

At December 31, 2004, the Company utilized net operating losses (“NOL’s”) of approximately $9.3 million to eliminate the federal income tax. However, the Company is subject to the Alternative Minimum Tax (“AMT”), which is a separate method of determining income tax. The AMT provides for reclaiming certain tax deductions utilized in calculating regular federal income tax. Under AMT, the Company has an income tax provision of approximately $91,000.

At September 30, 2005, the Company recognized a liability for AMT of approximately $51,000, with a state tax expense of approximately $120,000.

The Company has NOL’s of approximately $8 million available to offset future taxable income. These NOL’s expire at various dates through 2024. At December 31, 2004, the Company had deferred tax assets of approximately $2,759,000. The deferred tax assets consist primarily of net operating loss carry-forwards and accrued expenses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

There may be state tax expense in certain state where the tax statutes do not recognize or do limit the use of NOL’s.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had working capital (current assets, less current liabilities) of approximately $384,000, stockholders’ equity of approximately $19,757,000, and a current ratio (current assets to current liabilities) of approximately 1.03:1. At December 31, 2004, the Company had a working capital deficit of approximately $3,640,000, stockholders’ equity of approximately $16,860,000 and a working capital ratio of approximately .75:1. The increase in working capital was due to an increase in accounts receivable and the change in the Cost/Billings and Estimated Earnings in Excess accounts. These accounts reflect the timing difference between revenue recognition and the invoicing of monies due for work performed for large projects. The Company is a contract-driven business, and its working capital position is affected by the large contract cash deposits, which are invoiced to customers, and to the large invoices owed to vendors, all of which are dependent upon the size and nature of the project(s).

As of September 30, 2005, the Company had cash of approximately $417,000. As of December 31, 2004, the Company had cash of approximately $2,846,000.

For the nine months ended September 30, 2005, the net cash (used in) operating activities of approximately ($2,673,000) noted in the Statement of Cash Flows consisted of the following:

•	Decrease in cash required to pay contractual obligations,

•	Increase in Accounts Receivable

•	Increase in Accounts Payable/Accrued Expense.

•
Change in Costs/Billings and Estimated Earnings in Excess of Billings due to timing differences on major contracts between revenue recognition and invoicing of monies due for work performed because of the terms of the contracts. Cost in Excess increased approximately $1.9 million and Billings in Excess decreased approximately $1.7 million. The large swings in these accounts are typical due to the contractual nature of the Company’s business.

Net cash (used in) investing activities was approximately $(550,000) for the purchase of new computer and office equipment.

Net cash provided by financing activities was approximately $795,000, consisting of approximately $408,000 from the new credit Facility with a commercial lender [see Note D(1)], and the exercise of stock options for approximately $387,000.

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

The balance of the note at September 30, 2005 was $5,831,259, including PIK interest of $831,259. On January 7, 2004, when the closing price of the Company’s common stock was $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction is for a period of two years, commencing January 1, 2004 and reduces the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Put Warrant expires on October 22, 2011 and can be put to the Company after the fifth year, or earlier under certain conditions, based on certain criteria. The Company is also required to maintain compliance with certain financial and other covenants. At September 30, 2005, the Company had a long-term liability of approximately $303,000 related to the Put Warrant.

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

On January 5, 2005, the maturity date of the new note was extended to May 6, 2005. In consideration of the extension, a total of up to 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayments against the note. A total of 100,000 warrants were issued - 50,000 on February 7, 2005 and 50,000 on March 7, 2005. Interest expense of $85,000 was recorded in Quarter 1 based on a Black-Scholes valuation of the warrants. On April 7, 2005, 50,000 warrants were issued. On May 5, 2005, the subordinated note and all applicable interest were paid in full, and an additional 46,667 warrants were issued. Interest expense of approximately $84,000 was recorded in Quarter 2 based on a Black-Scholes valuation of the warrants. The proceeds of the note were used for working capital purposes.

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

On January 20, 2004, in conjunction with the closing of the first traunch of the private placement, the Company entered into a new agreement with the former shareholders of Brand Retail (the “Agreement”). The Agreement provided for, among other things:

•
Two new promissory Notes being issued, each in the amount of $1 million, payable to the former shareholders of Brand Retail, with $1.0 million dollars in the aggregate being paid against the new Notes at the time of issuance of the Notes.

•	$7.5 Million Notes originally issued in connection with the purchase of Brand Retail were cancelled and forgiven

•	All accrued unpaid interest on the $7.5 Million Notes of approximately $844,000 was cancelled and forgiven

•
$2.0 Million Seller Notes originally issued in connection with the purchase of Brand Retail were maintained in escrow and were cancelled upon payment in full of the new promissory notes issued in conjunction with the Agreement.

The balance of the new promissory notes was paid in equal payments of $500,000 on April 15, 2004 and July 14, 2004. Upon payment in full of the new promissory notes:

•	All accrued, unpaid interest on the $2.0 Million Seller Notes (approximately $755,000 at July 14, 2004) was cancelled and forgiven

•	Accrued, unpaid earn-out of $500,000 was forgiven

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

COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $22,000,000.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES: Revenues are recognized as products and services are delivered. The Company may provide construction management services to its customers as part of its product offering. These services are accounted for using the percentage of completion method. Other products and services provided by the Company are accounted for using the appropriate accounting method. Revenues for the first nine months of 2005 as compared to 2004 increased by 1%, or approximately $331,000. Revenues recognized in any period depend upon a number of factors, including but not limited to:

•	Design, manufacturing or construction times given the scope of each project
•	Customer’s required delivery dates, which may change in each project
•	New projects signed and delivered in the same quarter

COST OF REVENUES: Cost of revenues from continuing operations decreased approximately $351,000 (1%). Cost of revenues as a percentage of revenue has remained consistent when comparing the first nine months of 2005 and 2004.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first nine months of 2005 increased approximately $1.9 million or 30%. These expenses increased due to the Company’s efforts to diversify its business and market more aggressively to sell new products (including digital merchandising, window displays, and products developed by the Company’s new product development group.) The number of sales personnel and consultants at Brand Retail, Brand Europe and Grafico increased during the period to work on the above initiatives and to help us further penetrate the core market, retail financial services. Wages and pre-sales activity increased due to the hiring of additional personnel, with related increases in travel and administrative expense. Sales wage expense increased approximately $411,000 with pre-sales activity including travel and administrative expense increasing approximately $483,000. Marketing expense increased approximately $196,000 with the Company’s renewed focus on trade show activity in the United States and Europe. General and administrative expense was further increased in 2005 as compared 2004 due to credits of approximately $310,000 and $500,000 being recognized in 2004 pertaining to 1) a settlement of legal fees and 2) to the previously accrued earn-out expense as part of the forgiveness of debt agreement with the former shareholders of Willey Brothers, respectively. (See Notes F and H.)

OPERATING INCOME: Operating income for the first nine months of 2005 decreased 26% or approximately $1.3 million due to the factors noted above, namely the increase in sales/general & administrative expenses of approximately $1.9, offset by the increase in revenue and reduction in the cost of revenues.

OTHER INCOME (EXPENSE): Other Income (Expense) decreased approximately $9 million due to a gain in forgiveness of debt from the former shareholders of Brand Retail being recognized in 2004. Interest expense increased approximately $63,000 due to the increased interest rate on the prior Credit Facility and additional fee assessments required by the amended agreement with the prior commercial lender,

NET INCOME: Net income from operations decreased 32% or approximately ($1.3 million) due to the increase in sales, general and administrative and interest expense, offset by the increase in revenue and decrease in cost of revenues. Net income for the Company decreased approximately $11 million due to the forgiveness of debt in 2004 from the former shareholders of Brand Retail related to the purchase of Brand Retail by BrandPartners and the factors noted above. Income taxes of approximately $399,000 were recognized related to Alternative Minimum Tax obligations and state tax expense. (See Note K.)

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES: Revenues increased approximately $181,000 or 2% for the third quarter of 2005 as compared to 2004. Revenues recognized in any period depend upon a number of factors, including but not limited to:

•	Design, manufacturing or construction times given the scope of each project
•	Customer’s required delivery dates, which may change in each project
•	New projects signed and delivered in the same quarter

COST OF REVENUES: Cost of revenues from operations increased approximately 2% or $207,000 for the three months ended September 30, 2005. As a percentage of revenue, the cost of revenues for the third quarter was approximately the same for 2005 and for 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased approximately $1.2 million or 77% for the three months ended September 30, 2005. General and administrative expense increased in 2005 as compared to 2004 due to credits of approximately $310,000 and $500,000 being recognized in 2004 related to a settlement of legal fees and to the previously accrued earn-out expense for the former shareholders of Willey Brothers. For further information, please see discussion of nine months results above and Notes F and H in the financial statements. Additionally, the Company’s newly formed subsidiaries, along with an increase in the size of our sales force and associated marketing activity, contributed to the increase. Sales wages increased approximately $145,000 with pre-sales and travel expense increasing approximately $186,000. Marketing expenses increased approximately $95,000 including increased participation in trade shows.

OPERATING INCOME: Operating income for the third quarter decreased 75% or approximately $1.3 million due to the increase in Selling, General and Administrative expenses and the increase in cost of revenues, explained above.

OTHER INCOME (EXPENSE): Other Income/(Expense) consisted of interest expense, offset by the gain on forgiveness of debt related to the amended agreement with the former shareholders. (See Note F). Interest expense decreased approximately $148,000 due to the change in commercial lenders.

NET INCOME: Income from operations for the Company decreased 75% or approximately $1.3 million due to the increase in sales, general and administrative expense and the cost of revenues, offset by the increase in revenue and the decrease in interest expense. Net income decreased approximately $2.2 million due to the factors noted above.

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

BrandPartners Retail is the largest of the three subsidiaries. The original company (Willey Brothers, Inc.) was founded in 1983 and became a provided interior and exterior turnkey retail space solutions to the financial services industry. In January 2001, the Company purchased Willey Brothers, Inc. In April of 2005, Willey Brothers changed its name to BrandPartners Retail. As part of the BrandPartners Group, the Brand Retail subsidiary has sought to improve its leadership position in the marketplace by developing new products and services, i.e. digital merchandising, windows marketing, consulting/branding services, and by servicing some of the larger financial institutions in the United States. During the past two years, Brand Retail has increased the number of clients it serves in the financial services industry and has pursued a diversification strategy outside of the financial services marketplace.

The European subsidiary was started in mid-January 2005 and has yet to produce any revenue. The Company has made a minimum investment in organizing the venture and is developing relationships with other local suppliers instead of creating our own infrastructure. Research concerning the potential for European banks to embrace our services and the success in Europe of one of the Company’s domestic competitors, led to our decision to establish our office in London. Brand Europe has participated in trade shows, has engaged industry consultants to assist with the penetration of the European market, and is working hard to build up a solid pipeline of business opportunities.

Grafico Incorporated was formed on April 1, 2005. Since its formation, Grafico has initiated marketing campaigns, participated in industry trade shows, and has built up a solid pipeline of business opportunities. While providing similar services to those of Brand Retail and Brand Europe. Grafico targets a specific segment of the financial services industry, which is showing large potential for expansion, and which was not previously serviced by the Company.

We cannot determine at the present time when or if any of these subsidiaries will remain or be profitable in the future. We have relied and continue to rely upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our subsidiaries. If we were unable to receive cash from our subsidiaries, or from any operating subsidiaries, which we may acquire in the future, our operations and financial condition would be materially and adversely affected.

STOCK PRICE FLUCTUATIONS

The market price of our common stock has fluctuated significantly and may be affected by:

•	Our operating results
•	Changes in our business and management
•	General and market conditions

The stock markets in general frequently experience price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. In addition, at the opening of business on August 29, 2003, our common stock was de-listed from the Nasdaq SmallCap Market and became eligible for quotation on the Over-the Counter Bulletin Board. The delisting was the result of our failure to satisfy Nasdaq’s minimum bid price requirements for continued listing. It is impossible to predict the effect of these or other factors on the market price of our common stock. The price may continue to fluctuate significantly in the future.

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

RISKS RELATED TO OUR BUSINESS

The business of providing merchandising, design/build, creative/point of sale, furniture and branding/marketing services to financial services institutions and traditional retailers is highly competitive. If we are not able to compete effectively, our revenues and profit margins will be adversely affected.

The consulting design services, merchandising markets and the store build-out industry in which we operate includes a large number of service providers making our business highly competitive. Many of our competitors have greater financial, technical and marketing resources; larger customer bases; greater name recognition; and more established relationships with their customers and suppliers than we have. Larger and better capitalized competitors may be better able to respond to the need for technical changes, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally.

Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their abilities to address client needs. New competitors or alliances among competitors could emerge and gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide superior services that gain greater market acceptance than the services that we offer or develop. Furthermore, our clients may establish either strategic sourcing or centralized purchasing departments, which may aggressively pursue low cost producers at the expense of value-add firms. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues, gross margins and net profits. In addition, financial institutions may not choose to outsource their design and merchandising needs, which could have an adverse effect on our revenue growth. The merger and acquisition of financial institutions may result in a temporary increase in our business, but in the long term, a reduced number of branches of financial institutions will reduce our customer base and result in a decline in resources.

A significant or prolonged economic downturn could have a materially adverse effect on our revenues and profit margin.

Our results of operations are affected directly by the level of business activity of our clients, which in turn, is affected by economic activity in general. If there were a continued economic downturn, we may experience a reduction in the growth of new business, as well as a reduction in existing business, which may have an adverse effect on our business, financial condition and the results of operations. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing, budget reductions for design/build work, reductions in the size of our clients’ design and merchandising needs or mergers, and/or consolidations in the financial services industry. Reduced demand for our services could increase price competition.

 The Financial Services Industry has consolidated in recent years and if it continues to consolidate, we may be adversely affected by a reduction in available market share.

The financial services industry, which we serve, has experienced an unprecedented number of mergers and acquisitions in recent years. This trend may continue. With the consolidation of the financial services industry, we may lose existing clients by way of acquisition or merger, and we may have a reduction in available market share, which could adversely affect our revenues.

The profitability of our engagements with clients may not meet our expectations.
Unexpected costs or delays encountered in our projects could make our outsourcing contracts or consulting engagements less profitable than anticipated. When making proposals for outsourcing or consulting contracts, we estimate the costs associated with such engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin. In the event we are unable to meet completion schedules, we may experience payment penalties with our clients.

Additionally, we may also be subject to cost overruns as a result of delays beyond our control. Cost overruns or early contract terminations could cause our business to be less profitable than anticipated. At the beginning of each new project, we undertake an implementation process whereby we gather data and customize our analysis.

We may experience delays in receiving final certificates of occupancy on our construction projects which can result in payment delays by our clients. From time to time, we also encounter changes in construction and building codes that can increase the costs of a long term build-out project which are unable to pass along to a customer.

Our clients typically retain us on a contract engagement by contract engagement basis, rather than under exclusive long term contracts. Large client project involve multiple engagements or states, and there is a risk that a client may choose not to retain or for or may cancel or delay additional stages of a project. These terminations, cancellations or delays could result from factors unrelated to our work product or to the progress of the project, such as the business or financial condition of the client or general economic conditions. When engagements are terminated, we lose the associated revenues, and we may not be able to eliminate associated costs or redeploy the affected employees in a timely manner to minimize the negative impact on profitability.

The loss of a significantly large client or several clients could have a materially adverse effect on our revenues.

Although our client relationships are often on a project by project basis, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Given the amount of time needed to implement new clients, there is no assurance that we would be able to promptly replace the revenues lost if a significantly large client or several clients terminated our services.

We may have difficulty integrating our managing acquired businesses, which may harm our financial results or reputation in the marketplace.

Our expansion and growth may be dependent in part on our ability to make acquisitions of similar companies or companies that provide synergy with our business. The risks we face related to acquisitions include:

•	Overpaying for acquired businesses
•	Facing integration challenges
•	Have difficulty finding appropriate acquisition candidates

We may pursue acquisitions in the future, which may subject us to a number of risks, including:

•	Diversion of management attention;

•	Amortization and potential impairment of intangible assets, which could adversely affect our reported results;

•	Inability to retain the management, key personnel and other employees of the acquired business;

•	Inability to establish uniform standards, controls, procedures and policies;

•	Inability to retain the acquired company’s clients;

•	Exposure to legal claims for activities of the acquired business prior to acquisition; and

•	Inability to effectively integrate the acquired company and its employees into our organization.

We may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms acceptable or favorable to us. We may not succeed at integrating or managing acquired businesses or in managing the larger company that could results from these acquisitions. Client dissatisfaction or performance problems, where as a result of integration or management difficulties or otherwise, could have an adverse impact on our reputation. In addition, any acquires business could significantly underperform relative to our expectations.

Our business will be negatively affected if we are not able to keep pace with marketing changes and the needs of our clients.

Our future success depends, in part, on our ability to develop and implement design and marketing plans that anticipate and keep pace with rapid and continuing changes in industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Also, marketing plans developed by our competitors may make our service non-competitive or obsolete. Any one of these circumstances could have a materially adverse effect on our ability to obtain and complete important client engagements.

Our business is also dependent, in part, upon continued growth in business by our clients and prospective clients, and our ability to deliver innovative design and marketing concepts to our clients. The effort to gain new clients may require us to incur significant expenses. If we cannot offer innovative, cost effective plans as compared to our competitors, we could lose market share.

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

In the event that the implementation or design of a project is delayed as a result of a dispute with a subcontractor or client, payment may be delayed and cause a cash flow deficit in our business. Additionally, subcontractors and vendors that can file liens for materials and services which could create client problems that could delay payment.

The nature of our work involves the use of a large number of subcontractors. Our ability to schedule and rely upon these subcontractors for the timely and proper completion of a project is essential. The failure of a subcontractor to timely or properly perform a job on a project could have a ripple effect that adversely affects our revenue stream.

We depend on our employees. The loss of key employees could damage or result in the loss of client relationships and adversely affect our business.

Our success and ability to grow is dependent, in part on our ability to hire and retain talented people. We compete against many traditional retailers to attract our employees. The inability to attract qualified employees in sufficient numbers to meet demand or the loss of a significant number of our employees could have a serious negative effect on use, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

Our success largely depends upon the business generation capabilities and project execution skills of our employees. In particular, our employees’ personal relationships with our clients are an important element of obtaining and maintaining client engagements. Losing employees who manage substantial client relationships or who possess substantial experience or expertise could adversely affect our ability to secure and complete engagements, which would adversely affect our results of operations. We do have non-compete agreements with certain employees. However, the enforceability of same may be limited due to the limitations on these agreements that have restricted their enforceability by court decisions in various states.

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

Our business depends, in part, on our ability to develop and maintain alliances with businesses, such as banks and financial services firms and companies, in order to develop, market and deliver our services. If our strategic alliances are discontinued or we have difficulty developing new alliances, our ability to increase or maintain our client base may be substantially diminished.

Increases in labor and material costs could result in a decline in profitability.

We are subject to cost increases for both labor and materials, and while we have a good relationship with our employees, we cannot be certain that we will not face an increase in our labor costs, or an increase in the labor costs of our vendors and subcontractors that perform services on our projects. Additionally, we are subject to material price increases that can be imposed on us during or after we have submitted a bid price for a project, and while we attempt to pass along cost increases for labor and materials, there is no assurance that we will be able to do so.

We rely on third parties to provide services and their failure to perform the service could do harm to our business.

As part of providing services to clients, we rely on a number of third party service providers. The failure of a third party to properly or timely perform services can jeopardize our ability to maintain certain business relationships and could adversely affect our revenues.

We face cost increases as a result of increases in business insurance and related costs. We are required to carry business and professional liability insurance in favor of our clients, and insurance companies have been raising their premium rates for insurance coverage.

An increase in borrowing costs may have an adverse impact on our core business.

In the event of any increase in the prime and federal funds rates, our clients may postpone or eliminate new projects, as well as related consulting services which can have an adverse effect on our resources and profit.

The Company and the price of our shares may be adversely affected by the public sale of a significant number of the shares eligible for future sale.
A large number of our restricted shares may be subject to Rule 144 of the Securities Act whereby they may be currently eligible for resale. Sales of a large amount of our common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

In the past, we have raised money through the sale of shares of our common stock or derivative securities that may covert into shares of our commons tock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, and other transactions.

We will continue to seek financing on as-needed basis on terms that are negotiated in arms-length transactions. Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

We have incurred losses in the past and we may incur losses in the future.

We have incurred losses in several years since our inception. Depending upon business cycles and other factors beyond our control, we may continue to experience losses in the future, or in the event of a quarterly profit, profits may not be sustainable.

We may require additional financing to sustain our business operations or implement business initiatives in the future.

Although we believe that we currently have sufficient funding in place to sustain our present business operations for the foreseeable future, we continue to seek additional financing through the issuance of equity or debt. Additionally, if we experience any changes in the revenues we derive from our products and services, we may require additional funding to maintain our current business operations. Unless we are able to generate additional revenue from our current business, we will require additional funds to implement any business initiatives we may seek to realize in the future.

All of our assets are currently pledged as security pursuant to the terms of our credit facility.

We have obtained a new credit facility with a commercial lender. The credit facility consists of a $2,000,000 term loan and a $5,000,000 line of credit. All assets of our wholly owned subsidiaries are pledged to secure the credit facility. The credit facility requires us to make principal and interest payments over the three-year life of the facility.

Shareholders of our common stock may face dilution of their holdings.

The exercise of some or all of our outstanding warrants and options would dilute the then-existing stockholders’ ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for our common stock. In addition, the existence of a significant amount of outstanding options and warrants may encourage short selling because the exercise of the outstanding options and warrants could depress the price of our common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading marking in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Shares of our common stock are “penny stocks” as defined in the Exchange Act, which are traded in the Over-the-Counter Market on the OTC Bulletin Board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that disclosed the risks of investing in such securities. Included in this document are the following:

•	The bid and offer price quotes in and for the “penny stock,” and the number of shares to which the quoted prices apply.

•	The brokerage firm’s compensation for the trade.

•	The compensation received by the brokerage firm’s sales person for the trade.

In addition, the brokerage firm must send the investor:

•	A monthly account statement that gives an estimate of the value of each “penny stock” in the investor’s account.

•	A written statement of the investor’s financial situation and investment goals.

Legal remedies, which may be available to you as an investor in “penny stocks,” are as follows:

•	If a “penny stock” is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

•	If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

•	If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience, and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable to evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of our common stock.

Our Certificate of Incorporation places limitations on the liability of our Directors.

Our Certificate of Incorporation includes a provision to eliminate, to the fullest extent permitted by the Delaware General Corporation Law as in effect from time to time (the “DGCL”), the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. In addition, our Certificate of Incorporation and By-Laws include provisions requiring us to indemnify, to the fullest extent permitted by the DGCL, any persons made a party or threatened to be made a party to any action, suit or proceeding by reason of the fact that such person is or was a director or office of the Company, or is or was serving at our request as a director or officer of another corporation or entity, against all expense, liability or loss incurred in connection therewith. Such provisions also permit us, to the extent authorized by our Board of Directors, to indemnify and grant rights to indemnification to our employees and agents to the fullest extent such indemnification is available to officers and directors.

Certain provisions in our Certificate of Incorporation and By-Laws may make it more difficult to effectuate a change in the composition of our Board.

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

The table below provides information on our market sensitive financial instruments as of September 30, 2005.

	Principal Balance	Interest Rate at September 30, 2005

Term Loan	$1,777,778	6.22%
Revolving Credit Facility	$2,697,221	6.19%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure and Internal Controls

The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions

Based on our evaluation, the CEO and CFO concluded that the registrant’s disclosures, controls, and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At the August 2, 2005 meeting of the Board of Directors of the Company, the board ratified the employment agreement between the Company and Suzanne Verrill, the Chief Financial Officer, effective June 30, 2005.

Effective September 27, 2005, the Company changed its transfer agent and registrar to American Stock Transfer & Trust Company.

ITEM 6. EXHIBITS

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

Dated: November 8, 2005

BRANDPARTNERS GROUP, INC.

	By:	/s/ JAMES F. BROOKS
James F. Brooks
Chief Executive Officer and President