Form 10-K
period 2005-12-31
BRANDPARTNERS GROUP INC
filed 2006-03-31
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16530

BRANDPARTNERS GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3236325
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10 Main Street
Rochester, New Hampshire 03839
(Address of Principal Executive Offices, Including Zip Code)

(603) 335-1400
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $.01 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was $24,137,980.

As of March 27, 2006, there were issued and outstanding 34,264,897 shares of the registrant’s Common Stock.

BRANDPARTNERS GROUP, INC.

PART I

Item 1. Description of Business

BrandPartners Group, Inc. (“BrandPartners Group”), through its wholly-owned subsidiaries, BrandPartners Retail, Inc. (“Brand Retail”) [formerly known as Willey Brothers, Inc.]; Grafico, Incorporated (“Grafico”); BrandPartners Europe, Ltd. (‘Brand Europe”); and Building Partners, Inc., a newly organized general contracting firm, creates next generation retail environments for financial services companies and retail organizations.

BrandPartners Group was originally incorporated in 1984 in New York under the name “Performance Services Group, Inc.,” and changed its name to “Financial Performance Corporation” in 1986 and in 2001 reincorporated in the state of Delaware, the Company changed its name to the current name of BrandPartners Group, Inc.

In connection with the reincorporation, our authorized capital stock was increased from 50,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock to 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock.

We continue to seek acquisitions/partnerships, expand and diversify our customer base in our core industry, and pursue new growth opportunities in other vertical markets. We may fund such acquisitions or other transactions through the issuance of equity or debt securities, with indebtedness or cash, through other forms of compensation and incentives, or any combination thereof. If we identify an appropriate acquisition candidate or other business transaction, we may need to seek additional financing, although no assurances can be given that additional financing will be available to us on favorable terms or at all.

Brand Retail

We purchased 100% of Brand Retail’s common stock on January 16, 2001. Brand Retail (formerly known as Willey Brothers, Inc.) has been providing products and services to the financial services industry throughout the United States and Canada since 1983.

Brand Europe

In January of 2005, Brand Europe was incorporated in England to provide products and services similar to those offered by Brand Retail to the European market place.

Grafico

In April of 2005, we formed Grafico, a Delaware corporation, and in May of 2005, purchased certain assets of a design company, namely furniture and office equipment. Grafico provides similar services to Brand Retail and Brand Europe but to the sub-prime market segment of the financial services industry.

Building Partners

In February 2006, we formed Building Partners, which provides general contracting services to our clients.

BrandPartners Products and Services

BrandPartners through its subsidiaries provides marketing and environmental solutions to the financial services industry (including both banks and non-bank financial services companies) and other service retailers.

BrandPartners offers a full range of products and services including:

•	Strategic market intelligence and branch network analysis

•	Environmental design, construction, and store project management services

•	Traditional and digital merchandising systems, logistics, distribution and inventory management

•	Point-of-sale communications, brand strategy, sales training and marketing programs

•	Contract furniture

BrandPartners seeks to develop unique and creative solutions to help its clients build brands through environments, maximize sales and create strong platforms for sustained growth.

BrandPartners Business Platform

Because of the position of BrandPartners in the retail financial services marketplace, we are able to service the needs of clients ranging from credit unions and community banks to the largest financial institutions. Our sales force markets our products and services to targeted companies through trade shows, direct mail, other direct marketing methods, speaking engagements, and company sponsored events. A multi-disciplinary project team works with our clients to ensure that deliverables are consistent throughout the project. Our program management team works in conjunction with the Information Technology (IT) department (via client specific web sites) to communicate daily with the client from the design and planning stages through the implementation of the project.

BrandPartners offers the following services independently or as a holistic package, each with well-defined phases, as follows:

o
Corporate Reconnaissance. Through interviews and discussions with client and market research, we work with the client to understand its history of retail development, current corporate culture, customer demographics, product strategy, overall image, and future brand and branch objectives.

o
Network Analysis/Site Analysis/Branch Typing. We analyze the client’s current retail network. The analysis covers on-site audits of branch locations for overall interior fitness, traffic flow, selling zones, fixture placements and design, point-of-sale messages and placements, and local demographic analysis. Branch typing helps to determine what type of products should be recommended for the network (i.e. custom design, existing company fixture line, or retrofit of existing company fixture line.) We then develop a singular thematic brand concept (Brand Blueprint) that seeks to embody the character of the client, which will guide the design, product and environment, and implementation efforts that follow.

o
Point-Of-Sale Communications. We translate a client’s branding strategy into a well-coordinated written, verbal and physical merchandising message, which is refined and promoted to a targeted market through in-store communication vehicles, including point-of-sale communications, digital merchandising, marketing materials and advertising campaigns. Digital merchandising, which is the confluence of high-definition plasma and LCD screens with either fixed or constantly changing content (i.e. cable or satellite television combined with company-specific marketing and advertising content), is an evolving product line that is transforming communications in every retail industry and offers tremendous growth opportunities.

o
Site Analysis/Market Intelligence. Using proprietary software programs developed by BrandPartners, we are able to identify site locations for new facilities and measure the attractiveness of potential new markets based on area demographics and deposit data at competitors.

o
Environmental Design. If the client is seeking a prototype location, we develop it based on concepts identified during the brand blueprint phase. However, clients may engage us to work on projects ranging from basic interior reconfiguration and renovation to the design and construction of new facilities. Where branch planning and design is required, we analyze traffic patterns inside a representative sample of facilities. With the help of a branch fitness analysis, we develop a branch-typing matrix that reveals how a model branch should be developed in conjunction with merchandising and creative/point-of-sale systems to maximize profitability.

BrandPartners’s industry award-winning, in-house, architectural design team creates a design template that translates the attributes of the “model” branch into a master store design. Retail locations are designed to support the brand, maximize the impact of point-of-sales communications, and connect with the customer through the appropriate brand experience. Included in the master design are the branch floor plan and layout identifying the location and type of millwork and merchandising fixtures.

o
Project Management. After the designs are completed, we manage the implementation process, including overall pricing of all components of the branch, hiring the subcontractors, and ensuring that the project is finished on time and on budget. Our experience in the financial service marketplace allows us to offer clients fixture, millwork, furniture and creative products and services to ensure that the exterior and interior areas are well coordinated and designed to maximize sales.

o	Furniture. We supplement our projects with office furniture systems and case goods, which are often integrated in innovative ways into our merchandising fixture programs.

o
Logistics, Distribution and Inventory Management. In conjunction with our various products, we provide logistics, distribution, warehousing, and inventory management systems. In many cases, we warehouse client-owned inventory for future acquisitions or renovated branches. Support facilities are located at our Rochester, New Hampshire headquarters.

Target Markets

BrandPartners’s revenues have historically been primarily derived from businesses in the financial services markets. Target markets and a representative sample of clients are as follows:

•	Tier One Banks - Retail banking organizations, bank holding companies and thrifts with more than 250 branch locations.

•	Regional and Community Banks - Banking organizations and bank holding companies with between 25 and 250 branches.

•	Credit Unions - Banking organizations with 1 to 25 branches.

•
Non-bank financial services companies - Companies providing financial service products to consumers and businesses that are not licensed as banks. These organizations are primarily brokerage houses, mutual fund companies, asset management companies, insurance and mortgage companies, and tax services companies.

•
Sub-prime financial services companies - This rapidly growing segment of the financial services industry offers products and services to that portion of the population not regularly serviced by the financial institutions mentioned above.

•
Other - We are beginning to transfer our capabilities and expertise in the retail environment space to other retail industries and service organizations. Though that space is unlimited, we are focusing on industries that have more synergies and parallels to our core industry such as wireless telecommunications retailers, auto dealerships and health care facilities.

Suppliers/Working Capital

BrandPartners outsources most of its manufacturing and fabrication services from a variety of suppliers in many locations. BrandPartners does some light production work (i.e. engraving, painting, screen printing, etc.) but does not own or operate manufacturing facilities. Most outsourcing is project specific, based upon branch locations and the nature of the products and services provided. Since the majority of the product produced for customers is project specific and the turnaround from the suppliers is timely, BrandPartners is not required to maintain a large inventory.

Backlog

The backlog consists of signed orders to be delivered in future periods and does not include any revenue recognized in the current fiscal year. As of December 31, 2005, the backlog was approximately $22 Million. For the year ended December 31, 2004, the backlog was approximately $31 Million. For the year ended December 31, 2003, the backlog was approximately $21 Million.

Significant Customers

Since BrandPartners is a contract driven company, those clients designated as “significant” (greater than 10% of consolidated revenues) varies from period to period. For the year ended December 31, 2005, three customers accounted for 19%, 15% and 13% of our revenues, respectively. For the year ended December 31, 2004, two customers accounted for 11% each of our revenues. For the year ended December 31, 2003, one customer accounted for approximately 16% of our revenues.

Employees

As of March 13, 2006, we had 142 full-time employees and 2 part time employees. Our employees are not represented by a union or collective bargaining entity. We believe our relations with our employees are good.

Competition

The landscape for the products and services provided by BrandPartners is fragmented across many sectors and is competitive. We are often engaged by clients without going through a request for proposal (RFP) process, but this is typically required when we are competing for sizeable, multi-million dollar contracts. There are selective competitors who focus solely on the retail financial services marketplace. However, our competitive advantage is our holistic approach and expertise across a range of products and services, touching all aspects of the retail system. Many of our primary competitors focus only on one type of product or service. Due to the nature of BrandPartners’ business, we also compete with design houses, architectural firms, consulting firms, fixture companies, and advertising agencies of varying sizes.

Where to Get More Information

Our website address is http:// www.bptr.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These reports are available on our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

See Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Description of Property

BrandPartners’ executive offices, as well as the office for Brand Retail and Building Partners, are located in Rochester, New Hampshire, where we lease a facility of approximately 82,000 square feet. The lease for this location expires in August of 2011. Annual rent for this location is approximately $299,000. We also lease a warehouse in Rochester, New Hampshire of approximately 36,000 square feet. The annual rent for the warehouse is approximately $177,000. This lease expires in March of 2006, and is being renegotiated.

We also lease and maintain a design center of approximately 3,000 square feet in New York City. The New York Design Center is dedicated to design, brand strategy, and business development. This lease expires in January 2007 and provides for annual rent of approximately $74,000.

Our subsidiary, Grafico, Incorporated, rents on a month-to-month basis approximately 1,635 square feet of office and design space in Stamford, Connecticut. The approximate annual rent is $24,000.

We anticipate that we will be able to extend these leases on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms. Our present facilities are deemed adequate for our business for the foreseeable future.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters of a Vote of Securities Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently quoted on The Over The Counter Bulletin Board under the symbol “BPTR.OB”. The following table sets for the periods indicated, the high and low reported sales prices per share for the common stock of the Company as reported by the Over The Counter Bulletin Board.

	High	Low
Calendar Year 2004

First Quarter Ended March 31, 2004	$0.79	$0.45
Second Quarter Ended June 30, 2004	1.08	0.48
Third Quarter Ended September 30, 2004	0.68	0.48
Fourth Quarter Ended December 31, 2004	0.96	0.65

Calendar Year 2005

First Quarter Ended March 31, 2005	$1.15	$0.90
Second Quarter Ended June 30, 2005	0.95	0.74
Third Quarter Ended September 30, 2005	0.91	0.70
Fourth Quarter Ended December 31, 2005	0.73	0.41

Calendar Year 2006

First Quarter (through March 24, 2006)	$0.50	$0.38

As of March 15, 2006, we had approximately 2,478 holders of record for our common stock.

To date, we have not paid any dividends on our common stock, nor do we anticipate paying dividends on our common stock for the foreseeable future. Any payment of future cash dividends and the amount thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors.

The following table sets forth information as of March 27, 2006 related to Company compensation plans as approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] ( c)

BrandPartners 2004 Stock Incentive Plan	7,826,500	$0.54	173,500

Financial Performance Corporation 2001 Stock Incentive Plan	385,095	$1.00	4,614,905

Total	8,211,595		4,788,405

Item 6. Selected Financial Data

Years Ended December 31, 2005, 2004, 2003, 2002 and 2001
(in thousands except per share data)

	2005	2004	2003	2002	2001
For the Year
Revenues	$52,036	$50,613	$33,667	$38,879	$39,693
Income (Loss) from Continuing Operations	$3,586	$5,134	$(10,964)	$(4,803)	$(5,304)
Income (Loss) Per Share from Continuing Operations*	$0.11	$0.17	($0.59)	($0.26)	($0.56)

At Year End
Total Assets	$36,376	$37,306	$35,834	$46,738	$56,687
Long Term Debt	$6,740	$5,784	12,953	12,465	20,046
Dividends Declared Per Share	None	None	None	None	None

* Income (loss) per share from continuing operations is based on basic number of shares and does not include dilution.
2004 does not include the gain on forgiveness of debt.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand BrandPartners Group, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”). Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

We assist our clients in providing a positive and dynamic retail experience to their customers. Our wholly-owned subsidiaries, BrandPartners Retail, Inc. (“Brand Retail”), BrandPartners Europe, Ltd. (“Brand Europe”) and Grafico Incorporated (“Grafico”), sell similar products and services to the financial services and other retail services marketplace in the United States, Canada and Europe. BrandPartners is a service company challenged with meeting the needs of its clients to produce an environment, which creates an experience maximizing the client’s branded identity and sets up specific areas to provide the client’s customers with the messages and services so that the customer is fully aware of and can utilize the client’s product offerings.

As part of the initial contact with the client, an analysis of the client’s current locations may be required. This analysis may involve the effectiveness of the client’s current brand, the placement of current marketing materials, overall interior fitness, traffic flow, and selling zones. Or the client may wish to create an entirely new environment, which may involve changing the branding identity, updating the architectural and interior design, and a marketing materials assessment.

Due to the acquisition and merger activity in the financial services sector, to the lack of warehouse facilities for many of our clients, and to quantity/cost ratios, BrandPartners also provides after-the-sale fulfillment services to many of our clients. Clients frequently purchase additional inventory to provide for future needs with BrandPartners’ providing warehousing and fulfillment services to bring the client’s inventory to its locations as needed.

Our revenue has fluctuated historically due to the project nature of BrandPartners’ contracts. We have expanded our market focus to include firms outside the financial services marketplace to provide more consistent income. To take advantage of new market opportunities, we continue to invest in research and development of existing and new products that we believe can contribute significantly to our long term growth.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies.

Revenue Recognition

BrandPartners records revenue using the accounting method appropriate to the product being delivered. This is generally percentage-of-completion, based upon actual costs incurred to date on such contracts. Contract costs include all direct materials, labor and subcontractor costs. Anticipated losses are provided for in their entirety without reference to percentage-of-completion. Revenue on those products and services, which are not delivered as part of a larger project, are recognized as they are shipped or delivered, depending upon the nature of the product and/or service. General and administrative expenses are accounted for as period charges, and therefore, are not included in the calculation of the estimates to complete.

Accounts Receivable

Periodically, the Company reviews accounts receivable to reassess its estimates of collectibility. BrandPartners provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, BrandPartners provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company’s valuation reserves to increase include other factors negatively impacting clients’ ability to pay their obligations as they come due and the quality of the collection efforts.

Intangible Assets

The Company assesses the impairment of goodwill whenever changes in circumstances, such as continuing losses, indicate that the fair value may be less than the carrying value. In the event of such circumstances, or at least annually, the Company estimates the recoverability of goodwill by obtaining appraisals of fair value from outside specialists.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are:

•	Recognition of the amount of taxes payable or refundable for the current year

•	Recognition of deferred tax liabilities and assets for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Revenues from continuing operations increased 3% or approximately $1,423,000 for the twelve months ended December 31, 2005. The improvement was due to:

•	Strength in the industry

•	Improved visibility to the variety of BrandPartners’ offerings

•	Offset by project delays because of permitting issues, weather conditions and property availability. Completion of certain projects delayed some revenues to a future fiscal period.

Cost of Revenues. Cost of revenues from continuing operations increased 7% or approximately $2,281,000. The increase was due to the change in product mix and higher product costs. The relationship between cost of revenues as a percentage of revenue increased slightly from 69% to 72% due to the factors noted above.

Selling, General and Administrative Expenses. Sales, general and administrative expenses are accounted for as period charges and increased approximately $1,680,000 or 18% from 2004 to 2005. This increase is primarily attributable to:

•	Addition of sales personnel at Brand Retail, Brand Europe and Grafico for approximately $791,000 including wages and travel

•	Increase in marketing expense of approximately $1,209,000 for Brand Retail and Brand Europe

•	Increase in professional services expense of approximately $271,000

•	Increase in depreciation expense including Brand Retail, Brand Europe and Grafico of approximately $176,000

•	Increase in computer expense of approximately $66,000 for Brand Retail and Grafico

•	Offset by decrease in salaries and wages of approximately $724,000

•	Offset by decrease in corporate travel expenses of approximately $109,000

Interest Expense

Interest expense from continuing operations increased approximately $31,000 or 3% for the twelve months ended December 31, 2005. This increase is primarily due to:

•	Restructuring of credit facility
•	Offset by reduction in term loan
•	Offset by reduction in line of credit

Other Income (Expense) Other expense in 2004 consisted of a Gain on Forgiveness of Debt (see Note F). There was no Other Income (Expense) in 2005.

Income Taxes. For the year ended December 31, 2005, the Company and its Subsidiaries accrued approximately $607,000 for federal and state income taxes. The Company has previously unused Net Operating Losses (“NOL’s”) of approximately $7 million. However, the use of the NOL’s are restricted in many states and federally by the alternative minimum tax.

Net Income. Net income decreased approximately $12,305,000 for the twelve months ended December 31, 2005 as compared to 2004. The decrease is due to:

•	Increase in cost of goods as a percentage of revenue as noted above

•	Increase in sales and general & administrative expenses due to factors noted above

•	Gain from forgiveness of debt recognized in 2004. This is discussed in more detail in Note F to the Financial Statements.

Net income from operations, which excludes the gain on forgiveness of debt, decreased approximately $2,613,000 from 2004 and was due to the factors noted above.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues from continuing operations increased 50% or approximately $16,946,000 for the twelve months ended December 31, 2004 as compared to December 31, 2003. The improvement was due to:

•	Strength in the industry after lack of investment in capital expenditures due to the economic downturn following September 11, 2001

•	Increase in merger activity

•
Improved visibility to the variety of BrandPartners’ product and service offerings, offset by project delays. These delays were due to an assortment of factors including permitting issues, weather conditions and availability of product.

Cost of Revenues. Cost of revenues from continuing operations increased approximately $5,621,000 or 19%. The increase in cost of revenues was due to:

•	Increase in sales
•	Increased service offerings
•	Greater control of costs
•	Better budget projections and control
•	2003 charge for obsolete inventory of $987,000

Selling, General and Administrative Expenses. Selling, general and administrative expenses are accounted for as period charges and decreased approximately $2,449,000 or 21%. This decrease is primarily attributable to the following:

•	Decreases in payroll of approximately $500,000

•	Lease settlement of approximately $1,075,000 (See Note G in the accompanying financial statements).

•	Decrease in marketing activity of approximately $150,000

•	Decrease in insurance costs of approximately $160,000

•	Decrease in the use of consultants of approximately $250,000

•	Decrease in professional services of approximately $240,000

•	Fulfillment of agreement with former shareholders of Brand Retail (See Note F in the accompanying financial statements) of approximately $500,000

•	Offset by the increase in salaries of approximately $110,000

•	Offset by the increase of corporate travel expenses of approximately $316,000

Interest Expense. Interest expense from continuing operations decreased approximately $837,000 or 46% for the twelve months ended December 31, 2004. This decrease is primarily attributable to:

•	Reduction in term loan
•	Reduction in line of credit
•	Restructuring of subordinated debt

Other Income (Expense). Other expense in 2004 consisted of a Gain on Forgiveness of Debt (See Note F) and the settlement of a lawsuit in 2003.

Income Taxes. For the year ended December 31, 2004, the Company and its Subsidiary had previously unused Net Operating Losses (“NOL’s”) of approximately $11 million, and accordingly, made no accrual for federal or state income taxes.

Net Income. Net income increased approximately $25,184,000 for the twelve months ended December 31, 2004. The increase is due to the following:

•	Increase in gross margin for products/services provided
•	Decrease in sales and general & administrative expense due to factors noted above
•	Gain in forgiveness of debt by former shareholders of Brand Retail

Compensation Committee

On February 28, 2006, Clifford D. Brune was appointed Chairman of the Compensation Committee, and J. Weldon Chitwood was added as a member of the Compensation Committee.

Liquidity and Capital Resources

As of December 31, 2005, the Company had negative working capital (current assets less current liabilities) of approximately $244,000 and a working capital ratio (current assets to current liabilities) of approximately .98:1. At December 31, 2004, the Company had negative working capital of $3,640,000 and a working capital ratio of .75:1. This change in working capital arises primarily from:

•	Decrease in cash
•	Increase in accounts receivable
•	Decrease in inventories
•	Increase in accounts payable

Cash flows provided by operating activities were approximately $371,000, $3,303,000, and $613,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, cash flows were provided by reduction in inventory and an increase in accounts payable offset by a reduction in accounts receivable. Cash provided by operating activities in 2004 was primarily due to the increase in net income, offset by the forgiveness of long term debt to the former shareholders of Brand Retail. The changes in the Cost in Excess of Billings and Billings in Excess of Cost accounts decreased cash by approximately $3 million in 2005 and $828,000 in 2004. The changes provided approximately $9,651,000 in 2003 which along with other factors offset the net loss of approximately $11 million resulting in positive cash flow from operations. These accounts are used to track the timing differences between the revenue recognition and invoicing, which occurs on contracts, and are discussed in more detail in Note I in the attached notes to the financial statements.

Investing activities (used) approximately $689,000 in 2005 due to equipment acquisitions, primarily computers and related software. Equipment acquisitions and the purchase of a 15% membership interest in an unrelated party resulted in approximately $800,000 in cash being used in investing activities for 2004. For 2003, equipment purchases offset by the proceeds from discontinued operations used $385,566 in cash.

Repayment of the prior credit facility offset by the new long term debt net borrowings, resulted in cash usage of approximately $2,378,000 for financing activities in 2005. Net borrowings on short term and long term debt offset by the proceeds from the private placement of equity resulted in financing activities using approximately $75,000 in cash for 2004. In 2003, net borrowings on debt required approximately $2 million.

While we believe that our cash balances with the funds available under our existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods, retirement of debt, acquisitions or other strategic initiatives may require the raising of additional funds. We have not paid dividends on our common stock and have no intention to pay any dividends in the foreseeable future.

The Company’s material commitments as regards capital resources consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in Note Q to the consolidated financial statements.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123(R), Share-Based Payment. FAS 123(R) is a revision of FAS 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB has required that FAS No. 123(R) be adopted for fiscal years beginning after June 15, 2005. The Company adopted FAS No. 123(R) effective January 1, 2006, and a further discussion of the effect of the implementation of the statement is discussed in Note B-14 to the consolidated financial statements.

In May 2005, FASB issued FASB 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. FASB 154 changes the requirements of the accounting for and the reporting of a change in accounting principle. FASB 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITR 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On October 20, 2004, Goldstein and Morris Certified Public Accountants informed us that they were resigning as our independent, registered public accounting firm as it was no longer able to service our audited needs as a public company. The resignation was not sought or recommended by our audit committee or our Board of Directors. Effective January 1, 2005, we learned that the firm of Goldstein and Morris was no longer an active operating entity engaged in the practice of public accounting and auditing work. Due to Goldstein and Morris’s resignation and discontinuation of its public practice, investors and shareholders of our common stock may have limited recourse against Goldstein and Morris in the event of any claims associated with prior work performed on behalf of the Company by Goldstein and Morris as independent auditors.

Our consolidated financial statements as of December 31, 2003 and 2002 have been audited by Goldstein and Morris Certified Public Accountants, PC. Their report for the years ended December 31, 2003, and 2002 has not been reissued due to the fact that Goldstein and Morris has discontinued operations. A copy of their previously issued report has been included.

RISKS RELATED TO OUR BUSINESS

THE BUSINESS OF PRODUCTS AND SERVICES TO FINANCIAL INSTITUTIONS AND TRADITIONAL RETAILERS IS HIGHLY COMPETITIVE. IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, OUR REVENUES AND PROFIT MARGINS WILL BE ADVERSELY AFFECTED.

The industry in which we operate includes a large number of service providers making our business highly competitive. Some of our competitors have greater financial, technical and marketing resources, larger customer bases, greater name recognition, and more established relationships with their customers and suppliers than we have. Larger and better capitalized competitors may be better able to respond to the need for technical changes, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally.

Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their abilities to address client needs. New competitors or alliances among competitors could emerge and gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide superior services that gain greater market acceptance than the services that we offer or develop. Furthermore, our clients may establish either strategic sourcing or centralized purchasing departments, which may aggressively pursue low cost producers at the expense of value-add firms. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our gross margins and net profits. In addition, financial institutions and banks may choose not to outsource their design and merchandising needs, which could have an adverse effect on our revenue growth. The merger and acquisition of financial institutions may result in a temporary increase in our business, but in the long term, a reduced number of branches of financial institutions and banks will reduce our customer base and result in a decline in resources.

A SIGNIFICANT OR PROLONGED ECONOMIC DOWNTURN COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR REVENUES AND PROFIT MARGIN.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by economic activity in general. If there is continued economic downturn, we may experience a reduction in the growth of new business as well as a reduction in existing business, which may have an adverse effect on our financial condition and results of operations. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing, budget reductions, reductions in the size of our clients' needs, or mergers and consolidation in the financial services industry. Reduced demand for our services could increase price competition.

THE FINANCIAL SERVICES AND BANKING INDUSTRY HAS CONSOLIDATED IN RECENT YEARS, AND IF IT CONTINUES TO CONSOLIDATE, WE MAY BE ADVERSELY AFFECTED BY A REDUCTION IN AVAILABLE MARKET SHARE.

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

THE PROFITABILITY OF OUR ENGAGEMENTS WITH CLIENTS MAY NOT MEET OUR EXPECTATIONS.

Unexpected costs or delays encountered in our projects could make our outsourcing contracts or consulting engagements less profitable than anticipated. When making proposals for outsourcing or consulting contracts, we estimate the costs associated with such engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin. In the event that we are unable to meet completion schedules, we may experience payment penalties in our agreements with our clients. However, penalties are involved in very few of our contracts.

Cost overruns or early contract terminations could cause our business to be less profitable than anticipated. At the beginning of each new agreement, we undertake an implementation process whereby we gather data and customize our analysis. We may experience delays in finalizing that could result in payment delays by our clients.

Our clients typically retain us on an engagement-by-contract basis, rather than under exclusive long-term contracts. Large client projects involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for or may cancel or delay additional stages of a project. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, such as the business or financial condition of the client or general economic conditions. When engagements are terminated, we lose the associated revenues, and we may not be able to eliminate associated costs or redeploy the affected employees in a timely manner to minimize the negative impact on profitability.

THE LOSS OF A SIGNIFICANTLY LARGE CLIENT OR SEVERAL CLIENTS COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR REVENUES.

Although our client relationships are often on a project by project basis, in fiscal year 2005 we had three clients that accounted for 19%, 15% and 13% of our net revenues, respectively. The loss of a significantly large client or several clients could adversely impact our revenues and profitability. Given the amount of time needed to develop new clients, there is no assurance that we would be able to promptly replace the revenues lost if a significantly large client or several clients terminated our services.

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

We may pursue acquisitions in the future, which may subject us to a number of risks, including:

•	Diversion of management attention;

•	Amortization and potential impairment of intangible assets, which could adversely affect our reported results;

•	Inability to retain the management, key personnel and other employees of the acquired business;

•	Inability to establish uniform standards, controls, procedures and policies;

•	Inability to retain the acquired company’s clients

•	Exposure to legal claims for activities of the acquired business prior to acquisition; and

•	Inability to effectively integrate the acquired company and its employees into our organization.

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

Our business is also dependent, in part, upon continued growth in business by our clients and prospective clients and our ability to deliver innovative design and marketing concepts to our clients. The effort to gain new customers may require us to incur significant expenses. If we cannot offer innovative cost effective plans as compared to our competitors, we could lose market share.

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

Clients and third parties who are dissatisfied with our services or who claim to have suffered damages caused by our services may bring lawsuits against us. Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims may produce publicity that could hurt our reputation and business.

In the event that a project is delayed as a result of a dispute with a subcontractor or client, payment may be delayed and cause a cash flow deficit in our business. Additionally, subcontractors and vendors could file liens for materials and services which could create client problems that could delay payment.

The nature of our work involves the use of a large number of subcontractors. Our ability to schedule and rely upon these subcontractors for the timely and proper completion of a project is essential. There is, therefore, a strict qualification process for all our vendors. The failure of a subcontractor to timely or properly perform a job on a project could have a ripple effect that might adversely affect our revenue stream.

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

Our business depends, in part, on our ability to develop and maintain alliances with businesses such as banks and financial service firms and companies in order to develop, market and deliver our services. If our strategic alliances were discontinued or if we have difficulty developing new alliances, our ability to increase or maintain our client base may be substantially diminished.

INCREASE IN LABOR AND MATERIAL COSTS COULD RESULT IN A DECLINE IN PROFITABILITY.

We are subject to cost increases for both labor and materials, and while we have a good relationship with our employees, we cannot be certain that we will not face an increase in our labor costs, or an increase in the labor costs of our vendors and subcontractors that perform services on our jobs. Additionally, we are subject to material price increases that could be imposed on us during or after we have submitted a bid price. While we may attempt to pass along cost increases for labor and materials, there is no assurance that we will be able to do so.

WE RELY ON THIRD PARTIES TO PROVIDE SERVICES AND THEIR FAILURE TO PERFORM THE SERVICE COULD DO HARM TO OUR BUSINESS.

As part of providing services to clients, we rely on a number of third-party service providers. The failure of a third party to properly or timely perform services could jeopardize our ability to maintain certain business relationships and could adversely affect our revenues.

We may face cost increases as a result of increases in business insurance and related costs. We are required to carry business and professional liability insurance in favor of our clients, and insurance companies have been subject to rising premium rates for insurance coverage.

AN INCREASE IN BORROWING COSTS MAY HAVE AN ADVERSE IMPACT ON OUR CORE BUSINESS.

In the event of any increase in the prime and federal funds rates, our clients may postpone or eliminate new projects, as well as related consulting services, which could have an adverse effect on our resources and profit.

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

In the past, we have raised money through the sale of shares of our common stock or derivative securities that may convert into shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities ("PIPE’s" ), and other transactions.

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

WE HAVE INCURRED LOSSES IN THE PAST AND WE MAY INCUR LOSSES IN THE FUTURE.

Except for the last two fiscal years, we have incurred losses in each year since our inception. Depending upon business cycles and other factors beyond our control, we may not be able to sustain profits and may experience losses.

WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR BUSINESS OPERATIONS OR IMPLEMENT BUSINESS INITIATIVES IN THE FUTURE

Although we believe that we currently have sufficient funding in place to sustain our present business operations for the foreseeable future, we continue to seek additional financing through the issuance of equity or debt. Additionally, if we experience any changes in the revenues we derive from products and services, we may require additional funding to maintain our current business operations. Unless we are able to generate additional revenue from our current business, we will require additional funds to implement any business initiatives we may seek to realize in the future.

ALL OF OUR ASSETS ARE CURRENTLY PLEDGED AS SECURITY PURSUANT TO THE TERMS OF OUR CREDIT FACILITY

On May 5, 2005, we negotiated a new credit facility with TD BankNorth which replaced the prior credit facility with Bank of America. All assets of the Company are pledged to secure the credit facility. The facility provides for a $5,000,000 revolving line of credit, and a $2,000,000 term loan. The term loan and all or a portion of the line of credit are subject to the LIBOR rate. The LIBOR rate equals LIBOR plus 250 basis points. The line of credit principal not subject to the LIBOR rate is subject to Prime Rate interest. The facility expires on May 5, 2008.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE DUE TO SEVERAL FACTORS WHICH WILL CONTINUE TO AFFECT THE PRICE OF OUR STOCK.

Our common stock has traded as low as $0.41 per share and as high as $1.15 per share in the twelve months ended December 31, 2005. We believe that some of the factors leading to the volatility include:

•	Price and volume fluctuations in the stock market at large which do not relate to our operating performance;

•	Fluctuations in our operating results;

•	Concerns about our ability to finance our continuing operations;

•	Financing arrangements, including the 2004 private placement, which have resulted in the issuance of a significant number of shares in relation to the number of shares previously outstanding;

•	Announcements of technological innovations or new products which we or our competitors make;

•	Changes in financial services and the banking industry in the United States or abroad;

•	Changes in stock market analysts’ recommendations regarding BrandPartners and other companies that may provide similar services;

•	Fluctuations in market demand for our services and products; and

OUR ISSUANCE OF WARRANTS, OPTIONS AND STOCK GRANTS MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK AND OUR FINANCIAL RESULTS.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R, Share-Based Payments (“FAS 123R”). FAS 123R requires that the cost of all awards of equity instruments made to employees in exchange for employment services be recorded at fair value on the grant date with the cost to be charged to expense as the award vests. The Company adopted FAS 123R on January 1, 2006. The impact of the adoption is discussed further in Note B-14 to the consolidated financial statements. As we continue to look for ways to minimize our use of cash while obtaining required services, we may issue additional options at or below the current market price and make additional stock bonus grants. In addition to the potential dilutive effect of a large number of shares and a low exercise price for options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

SHAREHOLDERS OF OUR COMMON STOCK MAY FACE DILUTION OF THEIR HOLDINGS.

The exercise of some or all of our outstanding warrants and options, including the exercise of our Class A Warrants and Class B Warrants, would dilute the then-existing stockholders' ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for our common stock. In addition, the existence of a significant amount of outstanding options and warrants may encourage short selling because the exercise of the outstanding options and warrants could depress the price of our common stock. Moreover, the terms upon which we would be able obtain additional equity capital could be adversely affected, because the holders of such securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

CERTAIN HOLDERS OF OUR CLASS A AND B WARRANTS ISSUED IN OUR PRIVATE PLACEMENT COMPLETED IN FEBRUARY 2002 HAVE CLAIMED THAT THE EXERCISE PRICE OF THEIR WARRANTS SHOULD BE RESET.

Under the terms of warrant agreements entered into as a part of our private placement completed in February 2002, we were obligated to reset the exercise price of warrants issued. The agreement provided for a resetting of the exercise price if during the two year period immediately following the closing of the sale of common stock and warrants to a subscriber we issued, other than pursuant to a stock grant or stock options to employees or consultants in connection with merger or acquisition activities, any shares of common stock or equivalents at a price or exercise price per share that was less that the market price as defined in the warrant agreements. We subsequently issued securities in a private placement that closed January 20, 2004, which as a result of the prior warrant agreements, resulted in the ratcheting down of the exercise price of certain warrants issued in our placement completed in February 2002, since the warrants were issued in a closing that occurred less than two years prior to January 20, 2004. Specifically, a total of 681,985 warrants issued in closings that occurred in the final two traunches of the placement completed in February 2002 were eligible for an adjustment of the exercise price as the January 20, 2004 share issuance occurred within two years of the closings for those warrants. Certain holders of 4,232,421 warrants that were issued in closings more than two years prior to the January 20, 2004 date have also requested that their warrants be reset or ratcheted down. We contend that these warrants should not be reset by virtue of the terms of their warrant agreements.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

Shares of our common stock are "penny stocks" as defined in the Exchange Act, which are traded in the Over-The-Counter Market on the OTC Bulletin Board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

•	The bid and offer price quotes in and for the “penny stock” and the number of shares to which the quoted prices apply.

•	The brokerage firm’s compensation for the trade.

•	The compensation received by the brokerage firm’s salesperson for the trade.

In addition, the brokerage firm must send the investor:

•	A monthly account statement that gives an estimate of the value of each “penny stock” in the investor’s account.

•	A written statement of the investor’s financial situation and investment goals.

Legal remedies, which may be available to you as an investor in “penny stocks,” are as follows:

•	If “penny stock” is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

•	If the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

•	If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience, and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transactions in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks.” As a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

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

Our Board may, without shareholder approval, designate and issue our preferred stock in one or more series. Additionally, our Board may designate the rights and preferences of each series of preferred stock it designates which may be greater than the rights of our common stock. Potential effects on our common stock may include among other things:

•	Restriction of dividends;
•	Dilution of voting power;
•	Impairment of liquidation rights; and
•	Delay or prevention of a change in the control of the Company.

OUR CERTIFICATE OF INCORPORATION PLACES LIMITATIONS ON THE LIABILITY OF DIRECTORS

Our Certificate of Incorporation includes a provision to eliminate, to the fullest extent permitted by the Delaware General Corporation Law as in effect from time to time (the "DGCL"), the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. In addition, our Certificate of Incorporation and By-laws include provisions requiring us to indemnify, to the fullest extent permitted by the DGCL, any persons made a party to or threatened to be made a party to any action, suit or proceeding by reason of the fact that such person is or was a director or officer of the Company, or is or was serving at our request as a director or officer of another corporation or entity, against all expense, liability or loss incurred in connection therewith. Such provisions also permit us, to the extent authorized by our Board of Directors, to indemnify and grant rights to indemnification to our employees and agents to the fullest extent such indemnification is available to officers and directors.

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

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company’s Facility with the $2 million note and revolving line of credit expose the company to the risk of earnings or cash flow loss due to changes in market interest rates. The Facility accrues interest at the Prime Rate or at LIBOR plus an applicable margin.

The table below provides information on the Company’s market sensitive financial instruments as of December 31, 2005:

	Principal Balance	Weighted Average Interest Rate at December 31, 2005

Term Loan	$1,611,111	6.81%
Revolving Credit Facility	$0	6.79%

Holding Company and Operating Subsidiaries

We conduct our business through our subsidiaries, BrandPartners Retail, Inc.; BrandPartners Europe, Ltd.; Grafico Incorporated; and Building Partners, Inc. We have relied and continue to rely on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital, and meet our operating requirements. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our present subsidiaries and any other operating subsidiaries we may subsequently acquire. If we were unable to receive cash funds from any of our operating subsidiaries, our operations and financial condition would be materially and adversely affected.

Stock Price Fluctuations

The market price of our common stock has fluctuated significantly and may be affected by our operating results, changes in our business and management, changes in the industries in which we conduct business, and general and market conditions. In addition, the stock markets commonly experience price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. The price of our common stock may fluctuate significantly in the future.

Inflation

We do not believe that inflation has had a material effect on the Company’s results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “ expects,” and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive, and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

•	The continued services of James Brooks as Chief Executive Officer of BrandPartners Group.

•	Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate the acquired businesses

•	Changes in our business strategies or development plans

•	Competition

•	Our ability to grow within the financial services industry

•	Our ability to successfully penetrate other markets

•	General economic and business conditions, both nationally and in the regions in which we operate

Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of the unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company’s periodic reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

Item 8. Financial Statements

The audited, consolidated financial statements of the Company for the years ended December 31, 2005, 2004 and 2003 are set forth at the end of this Annual Report on Form 10-K and begin on page 48.

The consolidated financial statements of BrandPartners Group, Inc. and subsidiaries as of December 31, 2003 have been audited by Goldstein and Morris Certified Public Accountants, PC, (“GM”). Their report for the year ended December 31, 2003 has not been reissued due to their discontinuation of public accounting and the cessation of operations. A copy of their previously issued report has been included.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 20, 2004, Goldstein and Morris Certified Public Accountants, P.C. (“Goldstein and Morris”) resigned as the Company’s independent auditors and advised the Company that they no longer had the resources available to service the Company. Goldstein and Morris’ reports on the financial statements for our fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the period in which Goldstein and Morris served as the Company’s certifying accountants, there were no disagreements with Goldstein and Morris on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldstein and Morris, would have caused Goldstein and Morris to make reference to the subject matter of such disagreements in connection with its audit report.

On November 2, 2004, upon the recommendation of our audit committee, our Board of Directors engaged Michael F. Albanese, C.P.A., (“Albanese”) to audit our consolidated financial statements. On April 18, 2005, the Company dismissed Albanese as its independent auditor. The decision to dismiss Albanese was approved by the Company’s Board of Directors. The financial statements for the period audited did not contain an adverse opinion nor a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles. During the period in which Albanese audited the Company’s financial statements and the interim period in which Albanese served as the Company’s certifying accountant, there were no disagreements with Albanese on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Albanese, would have caused Albanese to make reference to the subject matter of such disagreements in connection with the audit report. In addition, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On April 18, 2005, upon the approval of the Board of Directors, the Company engaged Moore Stephens, P.C. (“Moore Stephens”) to audit the consolidated financial statements of the Company for the year ending December 31, 2005. During the two most recent fiscal years, we had not consulted with Moore Stephens regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Neither a written report nor oral advice was provided that was an important factor considered in our reaching a decision as to the accounting, auditing or financial reporting issue, or any matter that was either the subject of a disagreement.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely altering them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 9B Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2005.

Executive Officers

The information concerning our executive officers required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

The information concerning Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2005.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2005.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2005.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to the information contained in our definitive proxy/information statement related to the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following December 31, 2005.

PART IV
Index To Exhibits

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

10.3 Form of Warrant, dated as of October 21, 1998, between the Company and Richard Levy (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-KSB for the year ended December 31,1998).

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

10.25 Stock Option Agreement, dated August 9, 2000, between the Company and Jonathan Foster (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.26 Stock Option Agreement, dated August 9, 2000, between the Company Nathan Gantcher (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.27 Stock Option Agreement, dated August 9, 2000, between the Company J. William Grimes (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.28 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

10.29 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

10.30 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of The Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

10.31 Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

10.32 Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation ("Fleet") and Willey Brothers, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

10.33 Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 31, 2001).

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

10.35 Promissory Note, dated February 12, 2001, made by iMapData in favor of Ronald Nash, in the principal amount of $50,000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.36 Promissory Note, dated February 12, 2001, made by iMapData in favor of Jeffrey Silverman, in the principal amount of $50,000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form10-KSB for the year ended December 31, 2000).

10.37 Promissory Note, dated February 12, 2001, made by iMapData in favor of William Lilley, in the principal amount of $100,000 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.38 Stockholders' Agreement, dated February 12, 2001, by and among iMapData.com, Inc., Financial Performance Corporation, 1404467 Ontario Limited, BG Media Intermediate Fund L.P., William Lilley and Laurence DeFranco (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.39 Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Jeffery S. Silverman, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.40 Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Ronald Nash, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.41 Amendment, dated as of March 21, 2001, to Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump and Laurence DeFranco (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.42 Amendment and Waiver Agreement, dated as of May 21, 2001, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.43 Financial Performance Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.44 Letter Agreement, dated October 16, 2001, amending the terms of i) Stock Purchase Agreement, dated as of January 11, 2001, by and among the Company, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998, ii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust - 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000, and iii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust - 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.45 Financial Performance Corporation 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.46 Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers, Inc. and Corporate Mezzanine II, L.P ("CMII") (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.47 Subordinated Promissory Note, in the Principal Amount of $5,000,000, made by Willey Brothers, Inc. in favor of CMII (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.48 Common Stock Purchase Warrant, dated October 22, 2001, between the Company and CMII (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.49 Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.50 Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers, Inc., CMII and Fleet Capital Corporation (incorporated by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.51 Form of Warrant Agreement, between the Company and the Warrant holders listed therein, together with Form of Warrant Certificate, executed by each purchaser in the private placement of common stock and warrants through Broadband Capital, LLC as placement agent (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.52 Form of Registration Rights Agreement, between the Company and the Holders listed therein, executed by each purchaser in the private placement of common stock and warrants through Broadband Capital, LLC as placement agent (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.53 Second Amendment and Waiver Agreement, dated as of October 22, 2001, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.54 Form of Stock Option Agreement, dated as of March 27, 2002, between the Company and each of Jeffrey S. Silverman and Edward T. Stolarski, (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002).

10.55 Form of Stock Option Agreement, dated as of March 27, 2002, between the Company and each of Jonathan Foster, Nathan Gantcher and J. William Grimes (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.56 Third Amendment and Waiver Agreement, dated as of March 29, 2002, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.57 Letter Agreement, dated April 17, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.58 Amendment No. 1 and Waiver, dated as of May 14, 2002, by and among the Company, Willey Brothers, and CMII (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

10.59 Letter Agreement, dated May 15, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.60 Letter Agreement, dated July 11, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.61 Amendment No. 2 and Waiver, dated as of August 9, 2002, by and among the Company, Willey Brothers, and CMII (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.62 Fourth Amendment, dated as of September 25, 2002, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.63 Letter Agreement, dated October 9, 2002, between Willey Brothers and CMII (incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.64 Stock Redemption Agreement, dated as of October 31, 2002, between the Company and iMapData (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 14, 2002).

10.65 Pledge and Escrow Agreement, dated as of October 31, 2002, among the Company, iMapData and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 14, 2002).

10.66 Promissory Note, dated October 31, 2002, made by iMapData in favor of the Company, in the principal amount of $1,550,000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 14, 2002).

10.67 Letter Agreement, dated October 31, 2002, between the Company and iMapData (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 14, 2002).

10.68 Fifth Amendment, dated as of December 20, 2002, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.69 Termination Agreement dated as of January 13, 2003 (delivered October 28, 2003), by and among the Company, Robert S. Trump, Ronald Nash and the Estate of Jeffrey Silverman, relating to Stockholders Agreement, dated as of November 17, 1999, by and among the parties (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-Q filed November 14, 2003)

10.70 Letter Agreement, dated February 12, 2003, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.71 Sixth Amendment, dated as of March 18, 2003, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.72 Waiver, dated as of March 31, 2003, by and among the Company, Willey Brothers and CMII (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-KSB filed on March 31, 2003).

10.73 Form of Stock Option Agreement dated as of March 25, 2003 between the Company and each of Chet Borgida, Kenneth Csaplar, Richard Levy, Jeffrey Adam Lipsitz and Anthony van Daalen (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed May 15, 2003).

10.74 Employee Stock Option Agreement dated as of March 25, 2003 between the Company and Edward T. Stolarski (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed May 15, 2003).

10.75 Employee Stock Option Agreement dated as of March 25, 2003 between the Company and Sharon Burd (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q filed May 15, 2003).

10.76 Agreement dated as of May 15, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, and Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed May 15, 2003).
.
10.77 Amended Agreement dated June 16, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed August 26, 2003).

10.78 Waiver dated as of June 30, 2003 by and among the Company, Willey Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed August 26, 2003).

10.79 Seventh Amendment, dated as of August 21, 2003, between Fleet Capital Corporation, Willey Brothers, Inc and the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q filed August 26, 2003).

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

10.81 Eighth Amendment, dated as of September 29, 2003, between Fleet Capital Corporation, Willey Brothers, Inc and the Company (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed October 2, 2003 and Exhibit 10.2 to the Company's Report on Form 10-Q filed November 14, 2003).

10.82 Letter Agreement dated as of September 30, 2003, between and among the Company, Willey Brothers, Corporate Mezzanine II, L.P. and Fleet Capital Corporation, relating to Subordinated Notes and Warrant Purchase Agreement, dated October 22, 2001, between the Company, Willey Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q filed November 14, 2003).

10.83 Common Stock Purchase Warrant, dated October 2, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q filed November 14, 2003).

10.84 Stock Option Agreement dated as of October 2, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q filed November 14, 2003).

10.85 Consulting agreement, dated as of October 8, 2003 between the Company and Peter Benz (incorporated by reference to Exhibit 4.1(b) to the Company's Registration on Form S-8 filed April 9, 2004).

10.86 Stock Option agreement, dated as of October 8, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 4.1(d) to the Company's Registration on Form S-8 filed April 9, 2004.

10.87 Stock Option agreement, dated as of October 15, 2003 between the Company and Richard Levy (incorporated by reference to Exhibit 4.1(e) to the Company's Registration on Form S-8 filed April 9, 2004.

10.88 Stock Option agreement, dated as of October 15, 2003 between the Company and J. Weldon Chitwood (incorporated by reference to Exhibit 4.1(f) to the Company's Registration on Form S-8 filed April 9, 2004.

10.89 Stock Option agreement, dated as of October 8, 2003 between the Company and Joseph Baratta (incorporated by reference to Exhibit 4.1(g) to the Company's Registration on Form S-8 filed April 9, 2004.)

10.90 Agreement effective as of October 15, 2003, between the Company and Anthony J. Cataldo (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q filed November 14, 2003).

10.91 Waiver dated as of November 6, 2003, by and among the Company, Willey Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to Exhibit 10.8 to the Company's Report on Form 10-Q filed November 14, 2003).

10.92 Promissory Note dated November 7, 2003 in the principal amount of $100,000 made by the Company in favor of Filter International (incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q filed November 14, 2003).

10.93 Promissory Note dated November 7, 2003 in the principal amount $250,000, made by the Company in favor of Camden International Ltd. (incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-Q filed November 14, 2003).

10.94 Employment Agreement dated as of November 10, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-Q filed November 14, 2003)

10.95 Ninth Amendment, dated as of November 29, 2003, between Fleet Capital Corporation, Willey Brothers and the Company (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 8-K filed February 5, 2004).

10.96 Amendment No. 3 and Waiver to Subordinated Note and Warrant Purchase Agreement dated as of January 7, 2004 between Corporate Mezzanine II, L.P., Willey Brothers and the Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 8-K filed February 5, 2004).

10.97 Amendment No. 1 to the Subordinated Note dated as of January 7, 2004 by Willey Brothers, inc. as maker and Corporate Mezzanine II, L.P. as holder (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 8-K filed February 5, 2004).

10.98 Amended Consulting agreement, dated as of January 8, 2004 between the Company and Clifford Brune (incorporated by reference to Exhibit 4.1(c) to the Company's Registration on Form S-8 filed April 9, 2004).

10.99 Surrender Agreement for leasehold at 777 Third Avenue, New York NY, dated as of January 20, 2004 between the Company and Sage Realty Group as agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 5, 2004).

10.100 Settlement Agreement dated January 20, 2004, by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998 and McLane, Graf, Raulerson & Middleton, PA as escrow agent, settling obligations under prior agreements dates as of May 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed February 5, 2004).

10.101 Amended agreement, dated as of April 1, 2004 between the Company and Anthony J. Cataldo (incorporated by reference to Exhibit 4.1(a) to the Company's Registration on Form S-8 filed April 9, 2004).

10.102 Common Stock Warrant and Certificate, dated as of May 12, 2004 issued to Rubenstein Investor Relations, Inc. (incorporated by reference to Form S-2 File No. 333-119782 filed October 15, 2004).

10.103 BrandPartners Group 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's S-8 filed July 30, 2004).

10.104 Unsecured Subordinated Promissory Note, dated as of July 6, 2004 issued by the Company to Longview Fund LP (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed August 16, 2004).

10.105 Common Stock Purchase Warrant, dated as of July 6, 2004 issued to Longview Fund LP (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed August 16, 2004).

10.106 Employment Agreement, made as of August 13, 2004 with James F. Brooks (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 16, 2004).

10.107 Agreement made as of August 13, 2004 with Anthony J. Cataldo, Non-executive Chairman (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed August 16, 2004).

10.108 Purchase and Joinder Agreement with BancRealty Advisors, LLC, dated September 21, 2004 (incorporated by reference to Exhibit 10.1 on the Company’s Quarterly Report on Form 10-Q filed November 16, 2004).

10.109 Modification Agreement, dated as of September 29, 2004 between the Company and Longview Fund LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 1, 2004).

10.110 Unsecured Subordinated Promissory Note, issued by the Company to Longview Fund LP executed September 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 1, 2004).

10.111 Registration Rights Agreement, dated as of September 29, 2004 between the Company and Longview Fund LP) incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 1, 2004).

10.112 Tenth Amendment, dated as of December 28, 2004, between Bank of America Business Capital, successor in interest to Fleet Capital Corporation, Willey Brothers and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual 10-K Report filed March 25, 2005)

10.113 Modification Agreement to Unsecured Subordinated $625,000 Subordinated Promissory Note, dated as of January 5, 2005 between the Company and Longview Fund LP (incorporated by reference to Exhibit 10.15 to the Company’s Annual 10-K Report filed March 25, 2005)

10.114  Form of Common Stock Purchase Warrant issued in accordance with Modification Agreement to Unsecured $625,000 Subordinated Note (incorporated by reference to Exhibit 10.16 to the Company’s Annual 10-K Report filed March 25, 2005)

10.115  Letter of Engagement for marketing, financial public relations and investor relations services dated as of February 1, 2005 between Trilogy Capital Partners, inc. and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual 10-K Report filed March 25, 2005)

10.116  Common Stock Purchase Warrant, dated February 1, 2005, exercisable at $1.00 per share issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.18 to the Company’s Annual 10-K Report filed March 25, 2005)

10.117  Common Stock Purchase Warrant, dated February 1, 2005, exercisable at $1.50 per share issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.19 to the Company’s Annual 10-K Report filed March 25, 2005)

10.118  Common Stock Purchase Warrant, dated February 1, 2005, exercisable at $2.00 per share issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.20 to the Company’s Annual 10-K Report filed March 25, 2005)

10.119  Amendment to Employment Agreement dated March 16, 2005 between James F. Brooks and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual 10-K Report filed March 25, 2005)

10.120  Amendment to Agreement, dated March 16, 2005, between Anthony J. Cataldo and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual 10-K Report filed March 25, 2005)

10.121  Agreement with former directors/officers of the Company regarding the surrendering of options (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2005).

10.122  Consulting agreement with Bristol Capital dated May 2, 2005 for investor relations (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed August 9, 2005).

10.123  Commercial loan agreement between the Company and Banknorth, N.A., dated May 5, 2005 providing for a term loan and a revolving line of credit (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2005).

10.124  Revolver Note between the Company and Banknorth, N.A. dated May 5, 2005(incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 9, 2005).

10.125  Term Note between the Company and Banknorth, N.A. dated May 5, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed August 9, 2005).

10.126  Employment agreement between the Company and Suzanne Verrill effective June 30, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed August 9, 2005).

14.1 Code of Ethics adopted December 8, 2004 by the Company’s Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 10, 2004)

16.1 Letter from Grant Thornton LLP addressed to the Securities and Exchange Commission in accordance with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company's Report on Form 8-K filed April 17, 2003).

16.2 Letter from Goldstein Golub Kessler LLP addressed to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company's Report on Form 8-K filed February 23, 2004).

16.3 Resignation Letter from Goldstein and Morris dated October 20, 2004 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report filed on Form 8-K October 22, 2004).

16.4 Letter from Goldstein and Morris Certified Public Accountants addressed to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company's Report on Form 8-K/A (No.1) filed December 1, 2004).

16.5 Letter from Michael F. Albanese, CPA dated April 20, 2005 to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed April 22, 2005).

22.1 List of Subsidiaries

31.2 Certification of Chief Executive Officer and President Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDPARTNERS GROUP, INC.

/s/ JAMES F. BROOKS
James F. Brooks
Chief Executive Officer and President

March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony J. Cataldo	March 31, 2006
Anthony J. Cataldo, Chairman of the Board

/s/ James F. Brooks	March 31, 2006
James F. Brooks, Chief Executive Officer and Secretary

/s/ J. Weldon Chitwood	March 31, 2006
J. Weldon Chitwood, Director

/s/ Richard Levy	March 31, 2006
Richard Levy, Director

/s/ Clifford D. Brune	March 31, 2006
Clifford D. Brune, Director

/s/ Suzanne Verrill	March 31, 2006
Suzanne Verrill, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BrandPartners Group, Inc.

We have audited the accompanying consolidated balance sheet of BrandPartners Group, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens, P.C.

Cranford, New Jersey
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BrandPartners Group, Inc.

I have audited the accompanying consolidated balance sheet of BrandPartners Group, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

/s/ Michael F. Albanese, C.P.A.

Parsippany, New Jersey
February 25, 2005

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED GOLDSTEIN AND MORRIS CERTIFIED PUBLIC ACCOUNTANTS, PC, REPORT. THIS REPORT HAS NOT BEEN REISSUED BY GOLDSTEIN AND MORRIS. THIS REPORT REFERS TO THE YEARS ENDED DECEMBER 31, 2001 AND 2002, WHICH, IN ACCORDANCE WITH SEC REQUIREMENTS, ARE NOT PRESENTED IN THIS FILING.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
BrandPartners Group, Inc.

We have audited the accompanying consolidated balance sheets of BrandPartners Group, Inc. and Subsidiaries as of December 31, 2003, and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Goldstein and Morris CPA’s, P.C.

New York, New York
March 26, 2004

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS

Cash	$525,665	$2,845,573
Accounts receivable,net of allowance for
doubtful accounts of $321,251 and $141,339	6,924,612	5,079,667
Costs and estimated earnings in excess of billings	1,567,239	1,079,515
Inventories	651,143	1,326,942
Prepaid expenses and other current assets	336,393	691,158
Total current assets	10,005,052	11,022,855

Property and equipment, net	1,599,465	1,515,237
Goodwill	24,271,969	24,271,969
Deferred financing costs	193,255	202,057
Other assets	306,294	293,818

Total assets	$36,376,035	$37,305,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$7,344,764	$5,959,252
Billings in excess of cost and estimated earnings	2,237,249	4,729,661
Current maturities, long term debt	666,667	-
Short term debt	-	3,972,708
Total current liabilities	10,248,680	14,661,621

Long term debt, net of current maturities	6,740,267	5,784,193

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 34,255,597 and 32,497,597	342,554	324,976
Additional paid in capital	44,999,810	44,463,181
Accumulated deficit	(25,700,726)	(27,615,535)
Other Comprehensive Income
Foreign currency adjustment	57,951	-
Treasury stock, at cost	(312,500)	(312,500)

Total stockholders' equity	19,387,089	16,860,122

Total liabilities and stockholders' equity	$36,376,035	$37,305,936

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,	December 31,
	2005	2004	2003

Revenues	$52,036,057	$50,612,819	$33,667,062

Costs and expenses
Cost of revenues	37,298,018	35,017,272	29,396,353
Selling, general and administrative	11,152,475	9,472,529	11,921,942

Total expenses	48,450,493	44,489,801	41,318,295

Operating income (loss)	3,585,564	6,123,018	(7,651,233)

Other income (expense)
Interest, net	(1,064,244)	(988,676)	(1,786,244)
Gain on forgiveness of debt	-	9,085,285	-
Settlement of lawsuit	-	-	(227,220)
Lease termination fee	-	-	(1,075,000)
Other	-	-	(224,365)
Total other income (expense)	(1,064,244)	8,096,609	(3,312,829)

Income (loss) from continuing operations	2,521,320	14,219,627	(10,964,062)

Provision for income taxes	606,511	-	-

NET INCOME (LOSS)	$1,914,809	$14,219,627	$(10,964,062)

Basic and diluted earnings (loss) per share
Basic	$0.06	$0.47	$(0.59)
Diluted	$0.04	$0.39	$(0.59)

Weighted - average shares outstanding
Basic	33,109,064	30,390,636	18,468,553
Diluted	46,266,876	36,474,663	18,468,553

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accum.
	Common Stock		Additional	Comp.	Accumulated	Comp.	Treasury Stock
	Shares	Par Value	Paid in Capital	Income	Deficit	Income	Shares	$	Total

Balance at December 31, 2002	18,163,553	$181,636	$40,109,102		$(30,871,100)		(100,000)	$(312,500)	$9,107,138

Options to settle lawsuit			$77,220						77,220

Options issued for services			$448,500						448,500

Net loss					(10,964,062)				$(10,964,062)

Balance at December 31, 2003	18,163,553	$181,636	$40,634,822		$(41,835,162)		(100,000)	$(312,500)	$(1,331,204)

Shares issued in private placement	12,400,001	124,000	2,771,000						2,895,000

Shares issued for debt	1,550,000	15,510	$789,490						805,000

Shares issued for services	32,000	1,330	$16,029						17,359

Options/warrants exercised	352,043	2,500	$73,370						75,870

Warrants issued in connection with			$105,000						105,000
extension of debt maturity
Options/warrants issued for services			$73,470						73,470

Net income					14,219,627				14,219,627

Balance at December 31, 2004	32,497,597	$324,976	$44,463,181		$(27,615,535)		(100,000)	$(312,500)	$16,860,122

Options/warrants exercised	1,757,800	17,578	$372,962						390,540

Warrants issued in connection with			$163,667						163,667
extension of debt maturity

Other comprehensive income
Foreign currency adjustment				$57,951		$57,951			57,951

Net income					1,914,809				1,914,809

Balance at December 31, 2005	34,255,397	$342,554	$44,999,810		$(25,700,726)		(100,000)	$(312,500)	$19,387,089

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,	December 31,
	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$1,914,809	$14,219,627	$(10,964,062)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	711,770	620,269	919,919
Forgiveness of long term debt		(9,085,285)	-
Amortization of discount on notes payable		-	67,344
Provision for doubtful accounts	179,912	(139,824)	72,370
Non-cash compensation	167,167	90,860	860,720
Allowance for obsolete inventory	35,000		317,849
Options issued for services			135,000
Non-cash interest expense		105,000
Put warrant (gain) loss			164,053
Gain on disposal of assets	2,955		60,312
Changes in operating assets and liabilities
Accounts receivable	(2,024,857)	1,016,767	1,447,452
Costs and estimated earnings in excess of billings	(487,724)	775,371	4,433,646
Inventories	640,799	(357,922)	816,040
Prepaid expenses and other current assets	354,765	(149,523)	265,032
Other assets	(12,476)		(5,006)
Accounts payable and accrued expenses	1,382,051	(587,807)	(5,145,900)
Other current liabilities	-	(1,600,848)	525,354
Billings in excess of costs and estimated earnings	(2,492,412)	(1,603,574)	5,216,875
Interest payable (long term)			217,729
Income taxes	-	-	1,208,420
Net cash provided by operating activities	371,759	3,303,111	613,147
Cash flows from investing activities
Purchase of Membership Interest		(250,000)
Acquisition of equipment	(692,668)	(546,886)	(415,627)
Proceeds from disposition of discontinued operations and other assets	-	-	30,061
Net cash (used in) investing activities	(692,668)	(796,886)	(385,566)
Cash flows from financing activities
Borrowings (repayments) on credit facility, net			(333,559)
Net borrowings on short term debt	(3,378,564)	(959,778)
Net borrowings on long term debt	931,074	(2,083,190)	(2,044,800)
Repayment of loan to officers			46,800
Proceeds from short term debt			350,000
Proceeds from exercise of options	390,540	73,370
Proceeds from private placement of equity, net of costs	-	2,895,000	-
Net cash (used in) financing activities	(2,056,950)	(74,598)	(1,981,559)
NET INCREASE (DECREASE) IN CASH	(2,377,859)	2,431,627	(1,753,978)
Effect of exchange rates on cash and equivalents	57,951
Cash, beginning of periods	2,845,573	413,946	2,167,924
Cash, end of periods	$525,665	$2,845,573	$413,946
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$385,790	$328,565	$870,656
Cash paid during the period for taxes	$363,101	$-	$-
The accompanying notes are an integral part of the financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

BrandPartners Group, Inc. operates through its wholly-owned subsidiaries, BrandPartners Retail, Inc. (“Brand Retail”), formerly known as Willey Brothers, which was acquired on January 16, 2001; BrandPartners Europe, Ltd. (“Brand Europe”), which was formed in January 2005 in Great Britain; Grafico Incorporated (“Grafico”), which was incorporated in Delaware in April of 2005; and Building Partners, a general contracting firm which was formed in 2006. Through its subsidiaries, the Company provides integrated services and products to the financial services industry and other retail markets. These include:

•	Strategic retail positioning and branding
•	Environmental design and store construction services
•	Retail merchandising analysis, display systems and signage
•	Point-of-sale communications and marketing programs

These products and services are offered as a complete turnkey package or as individual offerings throughout the United States, Canada and Europe based upon the customer’s needs. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of BrandPartners Group, Inc., its wholly-owned subsidiaries, Brand Retail, Brand Europe and Grafico. All significant intercompany accounts and transactions have been eliminated in consolidation.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIE’s”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has a insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. However, FIN 46R specifically excludes a VIE that is a business if the variable interest holder did not participate significantly in the design or redesign of the entity.

We adopted the provisions of FIN 46R as of January 2004. We have reviewed the Company’s unconsolidated investment in the unconsolidated affiliate under the provision and have determined that none of these arrangements meet the definition of a variable interest entity.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

2.    Revenue Recognition

BrandPartners records revenue based on the type of product and/or service purchased. For most contracts, this means using percentage-of-completion, based upon actual costs incurred to date on such contracts. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to percentage-of-completion. Costs and estimated earnings in excess of billings represent unbilled charges on long-term contracts namely revenue recognized but not billed at December 31. Such billings are generally made and collected in the subsequent year. Billings in excess of cost and estimated earnings represent billed charges, such as deposits, on long-term contracts for which revenue has not yet been recognized as of December 31 (see Note I).

Revenue from short-term agreements is recognized when the product is shipped/and or the service is rendered.

3.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

4.	Inventories

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at December 31, 2005 and 2004.

	2005	2004

Finished goods	$458,087	$1,045,270
Raw Material	$186,825	$278,584
Work-in-Process	$6,231	$3,088

	$651,143	$1,326,942

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Included in property and equipment is the capitalized cost of internal use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs incurred during the application development stage related to the development of internal use software and will amortize these costs over the estimated useful life of three years. Costs incurred related to design or maintenance of internal use software are expensed as incurred.

6.	Goodwill and Deferred Financing Costs

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (See Note C).

Deferred financing costs are being amortized on a straight-line basis over three to seven years, the life of the related debt.

7.	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See Note B-16)

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

8.	Warranty Costs

Estimated future warranty costs are provided for in the period of sale for products under warranty based upon past experience. Accrued warranty costs at December 31, 2005 and 2004 were approximately $142,000 and $139,000, respectively, and are included in accounts payable and accrued expenses.

9.	Income Taxes

As part of the process of preparing the BrandPartners consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from different treatment of items. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company must then look at the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. (See Note L)

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

Basic and diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. When applicable, diluted income per share is computed using the weighted-average number of shares of common stock adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, and warrants. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive.

Potential common shares, which are antidilutive and therefore excluded from the computation of basic and diluted loss per share, consisting of stock options, warrants and convertible debt, were 6,085,308 for the year ended December 31, 2005.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

12.	Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability at its fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the instrument hedged.

13.	Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of accounts receivable and costs and estimated earnings in excess of billings. (See Note I). BrandPartners’ customer base primarily consists of U.S. financial institutions. Management does not believe that significant credit risk exists in connection with the Company’s concentration of credit at December 31, 2005.

14.	Stock-Based Compensation

At December 31, 2005, the Company had two stock-based employee compensation plans, which are more fully described in Note O. The Company had previously accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost reflected in net income in the fiscal years prior to the adoption of SFAS No. 123(R) had an exercise price equal to the market value of the underlying common stock at the date of grant. As of December 31, 2005, all options were fully vested.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. The Company has applied the modified retrospective application (MRA) method to effect the transition. The MRA method was applied to all prior years for which Statement 123 was effective. This required the adjustment of the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement 123, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Accordingly, compensation cost and related tax effects will be recognized in those financial statements as though they had been accounted for under Statement 123. Changes to amounts originally measured on a pro forma basis are precluded. Instead of presenting all of those years in comparative financial statements, the Company has adjusted the beginning balances of paid-in capital, deferred taxes and retained earnings for the earliest year presented to reflect the results of the MRA to those prior years not presented.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Under EITF No. 96-18, as amended by EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

15.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect:

•	reported amounts of assets and liabilities

•	disclosure of contingent assets and liabilities at the date of the financial statements

•	revenues and expenses during the reporting period.

Actual results could differ from these estimates.

These estimates and assumptions relate to estimates of:

•	collectibility of accounts receivable
•	realizability of goodwill and other intangible assets
•	costs to complete engagements
•	accruals
•	income taxes
•	other factors

Management has used reasonable assumptions in deriving these estimates. However, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company’s estimates.

16.	Long-Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Such losses are measured by the excess of the carrying amount over the fair value. No write-downs have been required for the years ended December 31, 2005, 2004 and 2003.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

17.	Recently Issued Accounting Standards

In May 2005, FASB issued FASB 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement replaces APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. FASB 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. FASB 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements, (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance on EITR 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s consolidated financial statements.

18.	Accounts Receivable

The majority of the Company’s accounts receivable is due from companies in the financial services industry. Credit is extended based on evaluation of a customer’s financial condition. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Periodically, the Company reviews accounts receivable to reassess its estimates of collectibility. The Company provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, the Company provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company’s valuation reserves to increase include factors negatively impacting clients’ ability to pay their obligations as they become due, and the quality of its collection efforts. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest income related to finance charges is subsequently recognized only to the extent that cash is received.

19.	Translation of Foreign Currency

For the Company’s non-U.S. subsidiary that accounts in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using year-end exchange rates. Expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE C - ADOPTION OF SFAS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS”

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning December 15, 2001. However, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

•
All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

•
Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

•
Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

•	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and,

•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

On January 1, 2002, the Company adopted SFAS No. 142, and accordingly, stopped amortizing goodwill. For the years ended 2003, 2004, and 2005, the Company had an evaluation of its goodwill performed, under SFAS No. 142, and no impairment was indicated.

NOTE D - ACQUISITIONS AND SUBSIDIARIES

Acquisitions are accounted for as purchases and, accordingly, are included in the Company’s consolidated results of operations from the date of acquisition. The purchase price is allocated based on estimated fair values of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE D - ACQUISITIONS AND SUBSIDIARIES - (continued)

BRANDPARTNERS RETAIL, INC. (formerly known as WILLEY BROTHERS, INC.)

On January 16, 2001, the Company acquired the stock of BrandPartners Retail, Inc. (“Brand Retail”) for a combination of cash, common stock of the Company, options in the Company’s stock and notes payable. The total purchase price was $33,144,938. The acquisition was made with cash of $17,069,938; 1,512,500 shares of common stock of the Company valued at $6,050,000 ($4.00 per share); stock options issued with a fair market value of $525,000; and notes payable of $9,500,000.

The following table provides an analysis of the purchase of Brand Retail. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill as follows:

Total purchase cost	$33,144,938
Fair value of net assets acquired	6,134,704

Excess of cost over fair value of net assets
acquired allocated to goodwill	$27,010,234

Accumulated amortization of goodwill at December 31, 2001 was $2,738,265. Based upon the implementation of SFAS 142, goodwill is no longer amortized. See Note C.

On January 20, 2004, the Company entered into an agreement with the former shareholders of Brand Retail which forgave approximately $9.1 Million in subordinated convertible promissory notes, including interest. (See Note F)

BRANDPARTNERS EUROPE, LTD.

In January of 2005, BrandPartners Europe, Ltd. (“Brand Europe”) was incorporated in Great Britain and has yet to produce any revenue. The Company has made a minimum investment in organizing the venture and is developing relationships with other local suppliers instead of creating our own infrastructure. Research concerning the potential for European banks to embrace our services and the success in Europe of one of the Company’s domestic competitors, led to our decision to establish our office in London. Brand Europe has participated in trade shows, has engaged industry consultants to assist with the penetration of the European market, and is working to build up a solid pipeline of business opportunities.

GRAFICO INCORPORATED

Grafico Incorporated (“Grafico”), a Delaware corporation, was formed on April 1, 2005. In May of 2005, Grafico purchased the assets of a Connecticut design company. Since its formation, Grafico has initiated marketing campaigns, participated in industry trade shows, and has built up a solid pipeline of business opportunities. While providing similar services to those of Brand Retail and Brand Europe, Grafico targets a specific segment of the financial services industry, which is showing large potential for expansion, and which was previously not serviced by the Company.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE D - ACQUISITIONS AND SUBSIDIARIES - (continued)

RISK

We cannot determine at the present time when or if any of these subsidiaries will remain or be profitable in the future. We have relied and continue to rely upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our subsidiaries. If we were unable to receive cash from our subsidiaries, or from any operating subsidiaries, which we may acquire in the future, our operations and financial condition would be materially and adversely affected.

NOTE E - INVESTMENT IN UNCONSOLIDATED AFFILIATE

On September 21, 2004, the Company purchased a 15% Membership Interest in an unrelated third party for $250,000. As of December 31, 2005, no dividends or returns on equity were recorded on the investment. The Company does not have oversight over the investments, operations, internal controls, or financial reporting of the unrelated third party, and as such, this investment is being accounted for using the cost method.

NOTE F - GAIN ON FORGIVENESS OF DEBT

At the time of the acquisition of Brand Retail (formerly known as Willey Brothers), two subordinated convertible promissory notes totalling $7.5 million were issued to the former shareholders of Brand Retail. On January 20, 2004, the Company entered into an amended agreement with the former shareholders of Brand Retail providing for, among other things, the cancellation and forgiveness of the $7.5 Million Notes. Upon the signing of the Agreement, two promissory notes were issued, each in the amount of $1,000,000, payable to the former shareholders of Brand Retail. The $7.5 Million Notes were cancelled and forgiven along with all accrued unpaid interest of approximately $844,000. The balance of the new promissory notes issued to the former shareholders of Brand Retail was repaid with the payment of $1.0 Million in the aggregate upon issuance of the notes and in two equal installments of $500,000 each on April 15, 2004 and July 14, 2004. Upon payment in full of the new promissory notes, $2.0 Million in outstanding Seller Notes that were issued to the former shareholders of Brand Retail as a part of the consideration for the acquisition in January 2001 as well as all accrued, unpaid interest on the Seller Notes (approximately $755,000 at September 30, 2004) was cancelled and forgiven. Further with the satisfaction of the new notes, the accrued unpaid earn-out of $500,000 due to the former shareholders of Brand Retail was forgiven. Total gain on the forgiveness of debt was approximately $9.1 Million. Recovery of the earn-out expense was part of the general and administrative expense.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE G - LEASE SETTLEMENT

On January 20, 2004, the Company entered into a surrender agreement with its landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company paid the landlord an aggregate of $800,000 and issued to the landlord 500,000 shares of restricted common stock with cost-free piggyback registration rights. The shares were valued at $0.55 per share. The payments were made as follows:

Upon signing of the agreement	$500,000
March 1, 2004	100,000
September 1, 2004	100,000
February 24, 2005	100,000

$800,000

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	2005	2004

Computer equipment and software	$3,297,785	$3,123,090
Furniture, fixtures and other equipment	1,509,511	1,548,459
Leasehold improvements	776,437	678,323
Assets in progress	35,628	388,361
	5,619,361	5,738,233

Less accumulated depreciation	(4,019,896)	(4,222,996)

	$1,599,465	$1,515,237

Depreciation expense was $605,445, $518,000 and $511,151 for the years ended December 31, 2005, 2004 and 2003, respectively. In October of 2005, the Company disposed of a fully depreciated vehicle for a gain of approximately $3,000, which is included in Sales, General & Administrative expense.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE I - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

The Costs in Excess and Billings in Excess accounts on the balance sheet reflect the revenue recognition and invoicing activity on large contracts. Due to the nature of the project accounting used for large contracts, all vendor and labor costs are put on the balance sheet until the associated revenue is recognized. At this point, revenue, costs and profit are transferred to the income statement. The Cost in Excess of Billings reflects the costs which have been incurred by the Company with resultant revenue recognition in completing a contractual obligation which according to the terms of the contract cannot be billed as of the end of the fiscal period and is thus an asset. Its companion account, Billings in Excess of Cost, reflects the balance of those billings made to customers for which work to the level of the billing deposits has not yet occurred. Thus, a liability exists on the balance sheet for the obligation on the part of the Company to perform work to the level of the deposits invoiced to the client. Due to the size of the contracts, these accounts can fluctuate considerably between and during the course of the fiscal years.

The accompanying consolidated balance sheets include the following captions at December 31:

	2005	2004

Costs and estimated earnings in excess of billings	$1,567,239	$1,079,515

Billings in excess of costs and estimated earnings	(2,237,249)	(4,729,661)

	$(670,010)	$(3,650,146)

NOTE J - SHORT TERM DEBT

Short term debt consisted of the following:

	2005	2004

Note payable (1)	$-	$3,300,000
Line of credit (1)	-	-
Note payable (2)	-	672,708

	$-	$3,972,708

(1) On January 11, 2001, Brand Retail entered into a credit agreement with a commercial lender, consisting of an $8 million term loan and a $6 million revolving credit facility. On January 2, 2004, the balance of the term loan was paid, and the $6 million revolving credit facility was divided into a $4 million New Term Loan and a $2 million Revolving Credit Facility. At December 31, 2004, the balance of the New Term Loan was $3,300,000 and there were no draw downs on the revolving credit facility.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE J - SHORT TERM DEBT - (continued)

On May 5, 2005, the Company negotiated a new credit facility (the “New Facility”) with a commercial lender, which replaced the prior facility. The New Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly principal payments

•	$5,000,000 Revolving Line of Credit

•	Prime Rate interest on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal balance on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 250 basis points.

•	The New Facility expires on May 5, 2008.

Borrowings under the credit facility are secured by the assets of the Company. As of December 31, 2005, there were no draw downs on the revolving credit facility.

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

On January 5, 2005, the maturity date of the New Note was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro-rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayment(s) of all or a portion of the Promissory Note. The note was paid on May 4, 2005. As of December 31, 2005, interest expense of $28,125 was recorded and an aggregate of 196,667 warrants were issued.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE K - LONG TERM DEBT

As of December 31, 2005, long term debt consisted of the following:

	2005*	2004*

Note payable (1)	$1,611,111	$-
Note payable (2)	5,000,000	5,000,000
Put warrant liability (2)	166,000	272,385
Interest payable (2)	629,823	511,808
	7,406,934	5,784,193
Less current maturities (1)	(666,667)	-
	$6,740,267	$5,784,193

*Reclassified for comparative purposes.

(1) On May 5, 2005, the Company negotiated a new credit facility (the “New Facility”) with a commercial lender, which replaced the prior facility. The New Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly principal payments

•	$5,000,000 Revolving Line of Credit

•	Prime Rate interest on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal balance on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 250 basis points.

•	The New Facility expires on May 5, 2008.

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

On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for the waiver of certain covenants through December 31, 2003 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction was for a period of two years commencing January 1, 2004 and reduced the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% as the PIK amount. At December 31, 2005 and 2004, the Company had a liability of $166,000 and $272,385 related to the Put Warrant, respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE K - LONG TERM DEBT - (continued)

As part of the original note, 405,000 Put Warrants were issued at $0.01 per share and are being treated as a discount over the life of the note. The redemption by the Company is exercisable under the following conditions:

a)	Following the fifth anniversary of the closing date;

b)	Repayment in full of aggregate principal amount together with interest after the third anniversary of the closing date;

c)	Effective declaration by any Holder of a Note that the Note has become due and payable;

d)	Change in Control; or

e)	Sale of all or substantially all of the assets of the Company

The five year maturity schedule for the principal on the above notes payable is as follows:

	2006	2007	2008

Note payable (1)	$666,667	$666,667	$277,777
Note payable (2)	-	-	6,564,899

Totals	$666,667	$666,667	$6,842,677

NOTE L - INCOME TAXES (BENEFIT)

At December 31, 2003, the Company had deferred tax assets of approximately $7,851,700 consisting of net operating loss carryforwards and accrued expenses, which offset taxes due. The Company was not subject to the Alternative Minimum Tax “(AMT”), which is a separate method of determining income tax for December 31, 2003.

At December 31, 2004, the Company utilized net operating losses (“NOL’s”) of approximately $9.3 million to eliminate the federal income tax. However, the Company was subject to the AMT. The AMT provides for reclaiming certain tax deductions utilized in calculating regular federal income tax.

At December 31, 2005, the Company recognized a liability for AMT of approximately $200,000, with a state tax expense of approximately $400,000.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE L - INCOME TAXES (BENEFIT) - (continued)

The Company has NOL’s of approximately $7 million available to offset future taxable income. These NOL’s expire at various dates through 2024. At December 31, 2005, the Company has deferred tax assets of approximately $7.8 million. The deferred tax assets consist primarily of net operating loss carry-forwards and previously accrued reserves. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

There may be state tax expense in certain states where the tax statutes do not recognize or do limit the use of NOL’s.

NOTE M - CONCENTRATIONS

Significant Customers

For the year ended December 31, 2005, three customers accounted for approximately 19%, 15% and 13% each of the Company’s revenues. For the year ended December 31, 2004, two customers accounted for approximately 11% each of the Company’s revenues, with a third customer accounting for approximately 9%. For the year ended December 31, 2003, one customer accounted for approximately 16% of the Company’s revenues.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents with major financial institutions. The balances at December 31, 2005 exceed federally insured limits. The Company performs periodic evaluations of the relevant credit standings of these financial institutions in order to limit the amount of credit exposure.

NOTE N - STOCKHOLDERS’ EQUITY

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE N - STOCKHOLDERS’ EQUITY - (continued)

During the fourth quarter of 2001 and the first quarter of 2002, the Company issued shares and warrants in a private placement offering. The offering was completed on February 5, 2002. During the year ended December 31, 2001, the Company received net proceeds of $2,976,250 and issued 2,702,268 shares of common stock and common stock purchase warrants to acquire an additional 4,728,959 shares of the Company’s common stock at various prices ranging from $1.0556 to $3.00 per share. During 2002, the Company received additional net proceeds from the offering of $311,800 and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company’s common stock at various prices ranging from $1.152 to $3.00 per share. The warrants are exercisable until November 30, 2006. The proceeds were used for working capital purposes.

Under the terms of the warrant agreements entered into as part of our private placement completed in February 2002, the Company was obligated to reset the exercise price of the warrants issued, if during the two-year period immediately following the closing of the sale of common stock and warrants to a subscriber we issued, other than pursuant to a stock grant or stock options to employees or consultants on or in connection with merger or acquisition activities, any shares of common stock or equivalents at a price or exercise price per share that was less than the market price as defined in the warrant agreements. The Company subsequently issued securities in a private placement that closed January 20, 2004, which as a result of the prior warrant agreements, resulted in the ratcheting down of the exercise price of certain warrants issued in the placement completed in February 2002. Specifically, a total of 681,985 warrants issued in closings that occurred in the final two traunches of the placement completed in February 2002 were eligible for an adjustment of the exercise price to $0.537 per share as the January 20, 2004 share issuance occurred within two years of the closing for those warrants. Certain holders of 4,232,421 warrants that were issued in closings more than two years prior to the January 20, 2004 date have also requested that their warrants be reset or ratcheted down. The Company contends that these warrants should not be reset by virtue of the terms of their warrant agreements.

Stock Options

During 2004, the shareholders approved the Company’s 2004 Stock Incentive Plan. The plan was amended at the annual meeting of stockholders in May 2005 to increase the shares available for issuance under the plan from 5 million to 8 million shares. The plan provides for the reservation and issuance of up to 8,000,000 options for shares of common stock, subject to future stock splits, stock dividends, reorganizations and similar events. The exercise price of incentive stock options may not be less than the fair market value on the date of grant. The plan provides for options to be granted to officers, directors, and employees of the Company. During the year ended December 31, 2005, the Company granted 3,646,667 options.

The Company’s 2001 Incentive Stock Plan was approved during 2001. The reservation and issuance of 5,000,000 options for shares of common stock subject to similar conditions listed above was provided. During the years ended December 31, 2003, 2002 and 2001, the Company granted 1,720,000; 2,017,815; and 50,000 stock options, respectively, to officers, directors and employees under the plan. On January 14, 2005, the former directors of the Company agreed to a reduction in the number of options issued from 1,400,000 options to 350,000 options in consideration for receiving registration rights for the remaining underlying shares. Total active options in the 2001 Incentive Stock Plan as of March 15, 2006 was 160,095.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE N - STOCKHOLDERS’ EQUITY - (continued)

The Company has also issued stock options to certain individuals and companies under letter agreements. During the years ended December 31, 2004 and 2003, options to purchase 100,000 at $0.75 per share/stock price at time of issuance and 6,425,000 shares, respectively, of the Company’s common stock were issued under such agreements.

The options granted have an exercise price at least equal to the fair value of the Company’s stock (except for options issued to two directors and to a consultant below fair market value) and expire at various times through 2010. The options previously granted vested immediately prior to or on December 29, 2005.

A summary of the activity at December 31 is as follows:

		Weighted-Average
	Warrants/Options	Exercise Price

Outstanding at December 31, 2003	22,049,276	$2.06
Granted	4,469,812	$0.54
Exercised	(501,650)	$0.47
Forfeited	(7,016,111)	$2.17

Outstanding at December 31, 2004	19,001,327	$1.69
Granted	3,646,667	$0.57
Exercised	(1,804,000)	$0.22
Forfeited	(1,600,874)	$2.77

Outstanding at December 31, 2005	19,243,120

Weighted-average fair value of options
and warrants granted during the year:

December 31, 2003		$0.57
December 31, 2004		$1.28
December 31, 2005		$0.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004, and 2003, respectively: (1) average expected volatility of 191%, 348%, and 194.89%; (2) average risk-free interest rates of 4.51%, 3.70%, and 3.04%; and (3) expected lives of five years for the years ended December 31, 2005, 2004 and 2003.

The following table summarizes information concerning outstanding and exercisable options and warrants for common stock at December 31, 2005.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE N - STOCKHOLDERS’ EQUITY - (continued)

Exercise Price Range	Outstanding as of December 31, 2005	Outstanding Weighted Average Remaining Life (years)	Outstanding Weighted Average Exercise Price	Exercisable as of December 31, 2005

$0.00 to $0.50	7,644,000	2.52	$0.34	7,644,000
$0.51 to $0.99	6,210,479	2.23	$0.58	6,210,479
$1.00 to $1.99	447,022	3.62	$1.13	447,022
$2.00 to $2.99	3,306,752	0.26	$2.00	3,306,752
$3.00 to $8.00	1,634,867	0.16	$3.01	1,634,867

	19,243,120			19,243,120

Common stock and options to purchase common stock of the Company issued for services during the years ended December 31, 2005, 2004 and 2003 are as follows:

On January 5, 2005, the maturity date of an unsecured subordinated promissory note was extended to May 6, 2005. (See Note J-2) In consideration of the extension, an aggregate total of 196,667 warrants were issued at an exercise price of $0.85 to the note holder. On February 7, March 7 and April 7, 2005, a total of 50,000 warrants was issued on each date with the balance of 46,667 warrants being issued on May 5, 2005. The warrants were valued using the Black-Scholes model, and were charged to interest expense with a credit to additional paid in capital.

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

On January 20, 2004, the Company entered into a surrender agreement with its landlord for certain consideration including 500,000 shares of the Company’s common stock. The Company charged other expense $275,000, which is included in long term liabilities at December 31, 2003. In 2004, the shares were issued to the landlord to satisfy the debt.

On December 19, 2003, the Company issued an option to purchase 250,000 shares of the Company’s common stock to a consultant who provides services to the Company. The option was valued at $185,000. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE N - STOCKHOLDERS’ EQUITY - (continued)

On October 23, 2003, the Company issued 300,000 shares of its common stock to a consultant for services to be rendered. The shares were valued at $0.65 per share, the market price on the date of the agreement. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

On October 15, 2003, the Company issued options to purchase an aggregate of 800,000 shares of the Company’s common stock to two directors of the Company below the market value of the Company’s stock on that date. The transaction was accounted for by charging directors fees $80,000 and crediting additional paid in capital.

On October 8, 2003, the Company issued an option to purchase 200,000 shares of the Company’s common stock to a law firm that provides legal services to the Company. The option has a Black-Scholes valuation of approximately $36,000. The transaction was accounted for by charging legal expense and crediting additional paid in capital.

On October 8, 2003, the Company issued options to purchase an aggregate of 750,000 shares of the Company’s common stock to two consultants in consideration for services provided to the Company. The options have a Black-Scholes valuation of approximately $135,000. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

On May 12, 2003, the Company issued an option to purchase 300,000 shares of the Company’s common stock to Rebot Corporation in settlement of a lawsuit against the Company. The options have a Black-Scholes valuation of approximately $77,220. The transaction was accounted for by charging other expense and crediting additional paid in capital.

On January 30, 2003, the Company issued an option to purchase 125,000 shares of the Company’s common stock to a consultant in consideration for services to be provided to the Company and its subsidiary during 2003. The options have a Black-Scholes valuation of approximately $12,500. The transaction was accounted for by charging consulting expense and crediting additional paid in capital.

NOTE O - STOCK BASED COMPENSATION

At December 31, 2005, the Company had two stock-based employee compensation plans, which are more fully described in Note N. The Company had previously accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for fiscal years 2001, 2002, 2003, 2004 and 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As of December 31, 2005, all options were fully vested.

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Under the modified retrospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, compensation cost recognized in 2006 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE O - STOCK BASED COMPENSATION - (continued)

	2001	2002	2003	2004	2005

Net income (loss), as reported	$(9,489,559)	$(11,972,547)	$(10,964,062)	$14,219,617	$1,914,809
Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(34,128)	(15,355)	(180,871)	(399,067)	(304,531)
Pro Forma net income	(9,523,687)	(11,987,902)	(11,144,933)	13,820,550	1,610,278

Weighted average shares outstanding
Basic	$13,951,398	18,437,942	18,468,553	30,390,636	33,109,064
Diluted	$13,951,398	18,437,942	18,468,553	36,474,663	46,266,873

Net income (loss) per share
As reported
Basic	($0.68)	($0.65)	($0.59)	$0.47	$0.06
Diluted	($0.68)	($0.65)	($0.59)	$0.39	$0.04
Pro forma
Basic	($0.68)	($0.65)	($0.60)	$0.45	$0.05
Diluted	($0.68)	($0.65)	($0.60)	$0.38	$0.03

Due to the adoption of SFAS No. 123(R), the Company has recognized a Deferred Tax Asset in the amount of approximately $327,000. The Deferred Tax Asset was not booked due to the Company’s Net Operating Loss carryforwards.

NOTE P - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan for all eligible employees. Through a salary reduction program, the plan allows employee contributions on a pretax basis. There are no minimum corporate contributions required under the plan. The Company may make discretionary matching contributions based on the participants’ contributions. The Company may also make a discretionary profit-sharing contribution for the benefit of all eligible employees. Participants in the plan vest in Company contributions on a graduated scale over a five year period. For the years ended December 31, 2005, 2004, and 2003, the Company paid or accrued matching contributions of approximately $56,000, $77,000, and $73,000 respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE Q - COMMITMENTS AND CONTINGENCIES

Backlog

At December 31, 2005, the backlog of signed orders was $22 Million. The backlog consists of orders and contracts which have been signed but upon which revenue has not yet been recognized.

Employment Agreements

On March 16, 2005 the Company amended its agreement with its Non-Executive Chairman and the Chief Executive Officer. These agreements expire on March 15, 2008. The agreement with its Non-Executive Chairman of the Board provides monthly payments of $30,000 and severance payments, as defined in the agreement. The Chief Executive Officer’s agreement provides for an annual salary of $300,000 subject to annual review by the Board of Directors and severance payments, as defined in the agreement. On May 12, 2005, the Company amended the agreement to increase the Chief Executive Officer’s salary to $360,000 per annum effective April 1, 2005.

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

Leases

The Company is committed under non-cancelable operating leases for equipment and office and warehouse space, expiring at various dates through August 2011. The leases include provisions requiring the Company to pay a proportionate share of increases in real estate taxes and operating expenses over base period amounts.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE Q - COMMITMENTS AND CONTINGENCIES - (continued)

Future minimum rental commitments under all non-cancelable, operating leases are as follows:

Commitments
Years Ending December 31,
2006	$543,867
2007	445,338
2008	448,319
2009	442,857
2010	455,200
2011	306,381

$2,641,961

Rent and equipment leasing expense for the years ended December 31, 2005, 2004 and 2003 was $691,773, $669,270, and $1,227,090, respectively.

NOTE R - RELATED PARTY TRANSACTIONS

On February 1, 2005, the Company signed an agreement for consulting services with an individual who became a member of the Board of Directors in December 2005. The agreement provided for twelve months of consulting services at a fee of $15,000 per month. The agreement also provided for a one-time payment of $95,000. If the agreement were to be terminated due to the specific instances set out in the agreement, the consultant would be entitled to receive all payments due under the agreement or four months of payments, whichever would be greater. On December 19, 2005, the agreement was amended to change the term of the agreement from a term of twelve months to “month-to-month.” The amended agreement provides for a minimum six month written notice if either the Company or the consultant elects to terminate the agreement.

NOTE S - SUPPLEMENTAL CASH FLOW INFORMATION

During fiscal 2005, the Company issued 196,667 warrants as consideration for the extension of the maturity date of an unsecured, subordinated promissory note. (See Note J-2)

During fiscal 2004, the Company issued 1,550,000 shares of the Company’s common stock valued at $805,000 in payment of debt.

NOTE T - SUBSEQUENT EVENTS

None.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE U - QUARTERLY RESULTS (Unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2005 and 2004. The following information reflects all normal, recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited results were as follows:

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
	December 31, 2005
	March 31	June 30	September 30	December 31
Revenue	$14,568,029	$12,552,178	$11,885,907	$13,029,943
Cost of Goods	9,531,750	8,893,051	8,639,266	$10,233,951
Selling, general & adm inistrative expense	2,900,738	2,656,962	2,832,630	$2,762,145
Total expenses	12,432,488	11,550,013	11,471,896	12,996,096
Operating income (loss)	2,135,541	1,002,165	414,011	33,847
Other income (expense)	(325,639)	(318,962)	(212,289)	$(207,354)
Net Income (Loss) Before Income Taxes	1,809,902	683,203	201,722	(173,507)
Provision for Income Taxes	-	-	352,170	254,341
N et Income (Loss)	$1,809,902	$683,203	$(150,448)	$(427,848)
Per share income
Basic	$0.05	$0.02	$(0.00)	$(0.01)
Diluted	$0.05	$0.02	$(0.00)	$(0.01)
Shares used
Basic	33,109,064	33,775,982	34,240,682	34,660,397
Diluted	39,680,204	45,122,144	34,240,682	34,660,397

	December 31, 2004
	March 31	June 30	September 30	December 31
Revenue	$15,676,229	$11,294,246	$11,704,512	$11,937,832
Cost of Goods	11,267,114	7,682,761	8,432,334	$7,635,063
Selling, general & administrative expense	2,521,251	2,366,423	1,598,532	$2,986,323
Total expenses	13,788,365	10,049,184	10,030,866	10,621,386
Operating income (loss)	1,887,864	1,245,062	1,673,646	1,316,446
Other income (expense)	8,151,512	(214,364)	394,521	$(235,060)
Net Income (Loss)	$10,039,376	$1,030,698	$2,068,167	$1,081,386
Per share income
Basic	$0.40	$0.03	$0.07	$0.03
Diluted	$0.33	$0.03	$0.06	$0.03