Form 10-Q
period 2006-03-31
BRANDPARTNERS GROUP INC
filed 2006-05-15
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company. Yes☐ No ☒

The number of shares of common stock outstanding on May 11, 2006 was 34,384,897.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I	Financial Statements

	Item 1 Financial Statements

	Consolidated Balance Sheets
	March 31, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Operations (unaudited) for the
	Three Months Ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months Ended March 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements (unaudited)	6

	Item 2 Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14

	Item 3 Quantitative and Qualitative Disclosures aboutMarket Risk	28

	Item 4 Controls and Procedures	28

Part II	Other Information

	Item 6 Exhibits	30

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)

Cash	$139,861	$525,665
Accounts receivable,net of allowance for
doubtful accounts of $430,226 and $414,598	5,271,765	6,924,612
Costs and estimated earnings in excess of billings	2,307,992	1,567,239
Inventories	813,589	651,143
Prepaid expenses and other current assets	299,582	336,393
Total current assets	8,832,789	10,005,052

Property and equipment, net	1,621,867	1,599,465
Goodwill	24,271,969	24,271,969
Deferred financing costs	172,953	193,255
Other assets	301,984	306,294

Total assets	$35,201,562	$36,376,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$5,131,391	$7,344,763
Billings in excess of cost and estimated earnings	1,924,993	2,237,249
Short term debt	3,384,817	666,667
Total current liabilities	10,441,201	10,248,679

Long term debt, net of current maturities	6,697,311	6,740,267

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 34,264,897 and 34,255,597	342,649	342,554
Additional paid in capital	45,003,421	44,999,810
Accumulated deficit	(27,025,841)	(25,700,726)
Other Comprehensive Income
Foreign currency adjustment	55,321	57,951
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	18,063,050	19,387,089

Total liabilities and stockholders' equity	$35,201,562	$36,376,035

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	3 Months Ended	3 Months Ended
	March 31	March 31
	2006	2005
	(unaudited)	(unaudited)

Revenues	$11,092,862	$14,568,029

Costs and expenses
Cost of revenues	9,521,434	9,531,750
Selling, general and administrative	2,554,975	2,900,738

Total expenses	12,076,409	12,432,488

Operating income (loss)	(983,547)	2,135,541

Other income (expense)
Interest expense, net	(341,568)	(325,639)
NET INCOME (LOSS)	$(1,325,115)	$1,809,902

Basic and diluted earnings per share
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.05

Weighted - average shares outstanding
Basic	34,666,730	33,109,064
Diluted	34,666,730	39,680,204

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2006	2005*
	(unaudited)	(unaudited)
Cash flows (used in) operating activities
Net income (loss)	$(1,325,115)	$1,809,902

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	170,803	151,696
Provision for doubtful accounts	15,628	36,847
Non-cash compensation	3,705	85,000
Allowance for obsolete inventory	15,412	5,196

Changes in operating assets and liabilities

Accounts receivable	1,637,219	(1,609,688)
Costs and estimated earnings in excess of billings	(740,753)	(1,424,224)
Inventories	(177,858)	61,979
Prepaid expenses and other current assets	36,811	282,821
Other assets	4,310	(13,657)
Accounts payable and accrued expenses	(2,213,371)	409,585
Other liabilities	-	121,438
Billings in excess of costs and estimated earnings	(312,256)	(1,053,236)

Net cash (used in) operating activities	(2,885,465)	(1,136,341)

Cash flows (used in) investing activities
Acquisition of equipment	(172,903)	(187,482)

Cash flows from financing activities

Net borrowings (payments) on short term debt	2,675,194	354,507
Proceeds from exercise of options	-	305,510

Net cash provided by financing activities	2,675,194	660,017

NET INCREASE (DECREASE) IN CASH	(383,174)	(663,806)
Effect of exchange rates on cash and equivalents	(2,630)	-

Cash, beginning of periods	525,665	2,845,573

Cash, end of periods	$139,861	$2,181,767

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$176,020	$221,745
Cash paid during the period for income taxes	$206,179	$-
The accompanying notes are an integral part of the financial statements.
* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2005 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its subsidiaries: BrandPartners Retail, Inc., (“Brand Retail”); BrandPartners Europe, Ltd. (“Brand Europe”); Grafico Incorporated (“Grafico”); and Building Partners, Inc. (“Building Partners”). The Company provides services and products to the retail financial services industry and other service and traditional retail industries, consisting of strategic retail positioning and branding, environmental design and store construction services, retail merchandising analysis, display systems and signage, and point-of-sale communications and marketing programs. Brand Retail provides these services in the United States and Canada to financial institutions and retail companies. Brand Europe was incorporated in England in January 2005 and provides similar services to the European marketplace. Grafico Incorporated (a Delaware corporation) is a wholly-owned subsidiary, which provides design, branding and consulting services to a specific segment of the financial industry. Building Partners is a general contracting firm, which was incorporated on January 5, 2006.

The consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts of BrandPartners and its wholly owned subsidiaries: Brand Retail, Brand Europe, Grafico, and Building Partners. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in the Form 10-K for December 31, 2005.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts periodic reviews of the value of its goodwill for potential impairment. For the three months ended March 31, 2006 and 2005, no impairments were present and no indications of impairment were identified.

Deferred financing costs are being amortized on a straight line basis over five to seven years, which represents the life of the related debt.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity’s holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance in SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements,

In March 2006, FASB issued Statement No. 156 (“FASB 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset of servicing liability under certain circumstances when an obligation to service a financial asset by entering into a service contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material effect on the Company’s consolidated financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE D - SHORT TERM DEBT

	March 31, 2006	December 31, 2005
	(unaudited)

Current portion long term debt	$666,667	$666,667
Revolving credit facility	2,718,150	-

Total Short Term Debt	$3,384,817	$666,667

Short-Term Debt consists of the current portion of the Term Loan and the balance of the Revolving Line of Credit, which were negotiated with a commercial lender on May 5, 2005 as part of a credit facility (“the Facility”). That facility provided for the following.

•	$2,000,000 Term Loan, requiring 36 equal monthly principal payments

•	$5,000,000 Revolving Line of Credit Loan

•	Prime Rate interest on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 250 basis points.

The Facility expires on May 5, 2008. On March 31, 2006, the LIBOR rate was 4.63% and the prime rate was 7.75%.

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. At the request of the Company, the commercial lender waived these covenants as of March 31, 2006.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE E - LONG TERM DEBT

Long-Term Debt consists of the following:

	March 31, 2006	December 31, 2005
	(unaudited)

Note Payable (1)	$1,444,445	$1,611,111
Note Payable (2)	5,000,000	5,000,000
Put Warrant Liability (2)	174,300	166,000
Interest payable (2)	745,233	629,823
	7,363,978	7,406,934
Less current maturities (1)	(666,667)	(666,667)
	$6,697,311	$6,740,267

(1)	See Note D.

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

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase the common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and can be put to the Company after the fifth year. The transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income (loss). At March 31, 2006 and 2005, the Company had a liability of $174,300 and $390,100, respectively, related to the Put Warrant.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE E - LONG TERM DEBT - (continued)

The redemption by the Company of the put warrants is exercisable under any of the following conditions:

a)	Following October 22, 2006, the fifth anniversary of the closing date:;

b)	Repayment in full of aggregate principal amount together with interest after the third anniversary of the closing date;

c)	Effective declaration by any Holder of a Note that the Note has become due and payable;

d)	Change in Control; or

e)	Sale of all or substantially all of the assets of the Company

NOTE F - NOTE PAYABLE

On July 6, 2004, the Company issued an unsecured, subordinated promissory note for $1,000,000. The note was payable on October 4, 2004 and included a three year Common Stock Purchase Warrant (“Purchase Warrant”), which was issued to purchase up to 500,000 shares of the Company’s common stock. On September 29, 2004, the Note and the Purchase Warrant were cancelled. In consideration of the cancellation of the original note, a new unsecured subordinated promissory note in the amount of $625,000 was issued, with interest accruing at a rate of 12% per annum. The Company also issued 750,000 restricted shares of common stock for the sum of $375,000, which was applied as partial payment to the original note. The new note matured on January 6, 2005. However, the maturity date was extended to May 6, 2005 on January 5, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayment(s) of all or a portion of the promissory note. The note was paid on May 4, 2005. As of December 31, 2005, interest expense of $28,125 was recorded and an aggregate of 196,667 warrants were issued.

NOTE G - SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2006, one customer accounted for approximately 18% of the Company’s revenue. For the three months ended March 31, 2005, three customers accounted for approximately 32%, 17%, and 10% of the Company’s revenues, respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE H - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

On January 30, 2006, using the Black-Scholes valuation model, legal expense of $3,705 was recognized for 9,300 shares of the Company’s common stock that were issued to an unrelated party for services rendered. The transaction was accounted for by charging legal expense, and crediting common stock and additional paid in capital.

NOTE I - COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $21 million.

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

NOTE J - STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. The Company determined that based upon further evaluation of the two methods available for disclosure that the modified prospective adoption method was more appropriate. Using the modified prospective adoption method of SFAS 123(R), the Company recognizes the fair value of compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time, over the service (vesting) period. Under this method of adoption, no restatement of prior periods is made.

Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE J - STOCK BASED COMPENSATION - (continued)

There was no stock based compensation expense related to stock options during the first fiscal quarter of 2006 as no options were granted nor did any options vest during the three month period. There were no recognized tax benefits during the quarter ended March 31, 2006.

During the prior five (5) fiscal years had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS 123(R), the Company’s net income and earnings per share would have been impacted as show in the following table:

	2001	2002	2003	2004	2005

Net income (loss), as reported	$(9,489,559)	$(11,972,547)	$(10,964,062)	$14,219,617	$1,914,809
Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(34,128)	(15,355)	(180,871)	(399,067)	(304,531)
Pro Forma net income (loss)	$(9,523,687)	$(11,987,902)	$(11,144,933)	$13,820,550	$1,610,278

Weighted average shares outstanding
Basic	13,951,398	18,437,942	18,468,553	30,390,636	33,109,064
Diluted	13,951,398	18,437,942	18,468,553	36,474,663	46,266,873

Net income (loss) per share
As reported
Basic	($0.68)	($0.65)	($0.59)	$0.47	$0.06
Diluted	($0.68)	($0.65)	($0.59)	$0.39	$0.04
Pro forma
Basic	($0.68)	($0.65)	($0.60)	$0.45	$0.05
Diluted	($0.68)	($0.65)	($0.60)	$0.38	$0.03

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE J - STOCK BASED COMPENSATION - (continued)

The historical pro forma impact of applying the fair value method prescribed by SFAS 123(R) is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions such as volatility, interest rates and expected life used to estimate the fair value of the grants in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

Volatility	191%
Average risk-free interest rate	4.51%
Expected life	5 years

NOTE K - INCOME TAXES

The Company has NOL’s of approximately $7 million available to offset future taxable income. These NOL’s expire at various dates through 2024. At December 31, 2005, the Company had deferred tax assets of approximately $7.8 million. The deferred tax assets consist primarily of net operating loss carry-forwards and accrued expenses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

There may be state tax expense in certain state where the tax statutes do not recognize or do limit the use of NOL’s.

NOTE L - SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had a working capital deficit (current assets, less current liabilities) of approximately $(1,608,000), stockholders’ equity of approximately $18,063,000, and a current ratio (current assets to current liabilities) of approximately .85:1. At December 31, 2005, the Company had working capital deficit of approximately $(244,000), stockholders’ equity of approximately $19,387,000 and a working capital ratio of approximately .98:1. The decrease in working capital was due to the following:

•	Decrease in cash
•	Decrease in accounts receivable
•	Increase in short term debt
•	Offset by an increase in costs and estimated earnings in excess of billings
•	Offset by an increase in inventory
•	Offset by a decrease in accounts payable
•	Offset by a decrease in billings in excess of cost and estimated earnings

The Cost and Billings in excess of costs and estimated earnings reflect the timing difference between revenue recognition and the invoicing of monies due for work performed for large projects. The Company is a contract-driven business, and its working capital position is affected by large contract cash deposits, which are invoiced to customers, and to the large invoices owed to vendors, all of which are dependent upon the size and nature of the project(s).

As of March 31, 2006, the Company had cash of approximately $140,000. As of December 31, 2005, the Company had cash of approximately $526,000.

For the three months ended March 31, 2006, the net cash (used in) operating activities of approximately ($2,885,000) noted in the Statement of Cash Flows consisted of the following:

•	Decrease in cash required to pay contractual obligations

•	Increase in inventory

•	Pay-down of accounts payable and accrued expense

•	Offset by a decrease in Accounts Receivable

•
Change in Costs/Billings and Estimated Earnings in Excess of Billings due to timing differences on major contracts between revenue recognition and invoicing of monies due for work performed because of the terms of the contracts. Cost in Excess increased approximately $741,000 and Billings in Excess decreased approximately $312,000. The difference between the accounts increased approximately $1.1 million, to a difference of approximately $383,000 in 2006 from approximately $(670,000) at December 31, 2005. The large swings in these accounts are typical due to the contractual nature of the Company’s business.

	March 31,	December 31,
	2006	2005	Difference

Cost in excess of billings	$2,307,992	$1,567,239	$740,753
Billings in excess of costs	(1,924,993)	(2,237,249)	312,256

Totals	$382,999	$(670,010)	$1,053,009

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

Net cash (used in) investing activities was approximately $(173,000) for the purchase of new computer and office equipment.

Net cash provided by financing activities was approximately $2,675,000, consisting of the net increase in short term debt.

INDEBTEDNESS

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

The debt covenants associated with the Facility have been waived for Quarter 1 2006, and new covenants have been agreed to for the balance of 2006.

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

The balance of the note at March 31, 2006 was $5,919,503, including PIK interest of $919,503. On January 7, 2004, when the closing price of the Company’s common stock was $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction was for a period of two years, commencing January 1, 2004 and reduced the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Company is also required to maintain compliance with certain financial and other covenants. At March 31, 2005, the Company had a long-term liability of approximately $174,000 related to the Put Warrant. The Put Warrant expires on October 22, 2011. The warrant can be put to the Company under the following conditions:

a)	Following October 22, 2006, the fifth anniversary of the closing date;

b)	Repayment in full of aggregate principal amount together with interest after the third anniversary of the closing date;

c)	Effective declaration by any Holder of a Note that the Note has become due and payable;

d)	Change in Control; or

e)	Sale of all or substantially all of the assets of the Company

If the Company is unable to pay the Warrant Repurchase Price, a Put Note can be issued to the Holder of the warrants. That Put Note would have the following characteristics:

a)	Interest rate of 18% per annum
b)	Due and payable on October 22, 2009
c)	No financial covenants

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

On January 5, 2005, the maturity date of the new note was extended to May 6, 2005. In consideration of the extension, a total of up to 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayments against the note. A total of 186,667 warrants were issued.On February 7, 2005 50,000 warrants were issued and on March 7, 2005, 50,000 were issued. Interest expense of $85,000 was recorded in Quarter 1 2005 based on a Black-Scholes valuation of the warrants. On April 7, 2005, 50,000 warrants were issued. On May 5, 2005, the subordinated note and all applicable interest were paid in full, and an additional 46,667 warrants were issued. Interest expense of approximately $84,000 was recorded in Quarter 2 2005 based on a Black-Scholes valuation of the warrants. The proceeds of the note were used for working capital purposes.

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

COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $21 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES: Revenues are recognized as products and services are delivered. If the Company is managing the project for its customers, these services and their related products are accounted for using the percentage of completion method. Other products and services provided by the Company are accounted for using the appropriate accounting method. Revenues recognized in any period depend upon a number of factors, including but not limited to:

•	Design, manufacturing or construction times given the scope of each project
•	Customer’s required delivery dates, which may change in each project
•	New projects signed and not delivered in the same quarter

Revenues for the first three months of 2006 as compared to 2005 decreased by 24%, or approximately $(3.5 million) which was primarily due to new projects being signed but not delivered in the same quarter.

COST OF REVENUES: Cost of revenues from continuing operations decreased approximately $(10,000). Cost of revenues as a percentage of revenue increased due to the nature of the products and services delivered as related to their projects and to the reclassification of some employees to cost of goods from administration.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first three months of 2006 decreased approximately $(350,000) or 12%. The decrease was due to the following:

•	Decrease in sales presentation expenses of approximately $385,000

•	Decrease in administration salary expense of approximately $140,000 due to change in classification of some employees to cost of goods

•	Decrease in overall insurance expense of approximately $35,000 due to decrease in Directors & Officers insurance offset partially by an increase in general liability and workers compensation insurance

•	Decrease in the use of consultants of approximately $100,000

•	Offset by an increase in sales wages expense of approximately $310,000 which includes the addition of the U.K subsidiary and the reclassification of other employees

OPERATING INCOME: Operating income for the first three months of 2006 decreased $(3.1 million) or 146% due to the factors noted above.

OTHER INCOME (EXPENSE): Interest expense increased approximately $16,000 due to the increase in the prime and LIBOR interest rates.

NET INCOME: Net income from operations decreased 173% or approximately $(3.1 million) due to the decrease in contract sales, offset by the decrease in sales, general and administrative expense.

HOLDING COMPANY AND OPERATING SUBSIDIARIES

BrandPartners is a project-oriented company. We assemble internal and external resources to service our clients’ needs. Internal resources are directed by individual program managers and are shared throughout the Company. Collaboration is the key in providing seamless and efficient service to our customers. Providing a single method of implementation reduces duplication of effort and increases efficiency.

We conduct our operations through our subsidiaries. There are currently four subsidiaries: BrandPartners Retail, Inc.; BrandPartners Europe, Ltd.; Grafico Incorporated; and Building Partners, Inc.

BrandPartners Retail is the largest of the subsidiaries. The original company (Willey Brothers, Inc.) was founded in 1983 and provided interior and exterior turnkey retail space solutions to the financial services industry. In January 2001, the Company purchased Willey Brothers, Inc. In April of 2005, Willey Brothers changed its name to BrandPartners Retail. As part of the BrandPartners Group, the Brand Retail subsidiary has sought to improve its leadership position in the marketplace by developing new products and services, i.e. digital merchandising, windows marketing, consulting/branding services, and by servicing some of the larger financial institutions in the United States. During the past two years, Brand Retail has increased the number of clients it serves in the financial services industry and has pursued a diversification strategy outside of the financial services marketplace.

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

Grafico Incorporated was formed on April 1, 2005. Since its formation, Grafico has initiated marketing campaigns, participated in industry trade shows, and has built up a solid pipeline of business opportunities. While providing similar services to those of Brand Retail and Brand Europe. Grafico targets a specific segment of the financial services industry, which is showing potential for expansion, and which was not previously serviced by the Company.

Building Partners was incorporated in January of 2006 and provides general contracting services to our clients.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “expects,” and similar expressions identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, which could cause actual results to differ materially from those forecast or anticipated. Such factors include:

•	Continued services of James Brooks as Chief Executive Officer and President of the Company and of Brand Retail

•	Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate acquired businesses

•	Changes in our business strategies or development plans

•	Competition

•	Our ability to grow within the financial services industry

•	Our ability to penetrate new markets

•	Our ability to obtain sufficient financing to continue operations

•	General economic and business conditions

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

We may experience delays in receiving final certificates of occupancy on our construction projects which might result in payment delays by our clients. From time to time, we also encounter changes in construction and building codes that can increase the costs of a long term build-out project which are unable to pass along to a customer.

Our clients typically retain us on a contract engagement by contract engagement basis, rather than under exclusive long term contracts. Large client projects involve multiple engagements or states, and there is a risk that a client may choose not to retain or for or may cancel or delay additional stages of a project. These terminations, cancellations or delays could result from factors unrelated to our work product or to the progress of the project, such as the business or financial condition of the client or general economic conditions. When engagements are terminated, we lose the associated revenues, and we may not be able to eliminate associated costs or redeploy the affected employees in a timely manner to minimize the negative impact on profitability.

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

Our success and ability to grow is dependent in part on our ability to hire and retain talented people. We compete against many traditional retailers to attract our employees. The inability to attract qualified employees in sufficient numbers to meet demand or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

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

In the past, we have raised money through the sale of shares of our common stock or derivative securities that may covert into shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms including private investments in public equities or “PIPE” transactions, and other transactions.

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

Pricing reset has been requested on certain 2002 warrant agreements.

Under the terms of the warrant agreements entered into as part of the private placement completed in February 2002, the Company was obligated to reset the exercise price of the warrants issued under certain conditions. The Company subsequently issued securities in a private placement that closed January 20, 2004. Due to the prior warrant agreement, the exercise price of some of the warrants issued in the February 2002 placement was ratcheted down. Certain holders of other warrants that were issued in closings which did not fulfill the requirements of the ratcheting down have also requested that their warrants be reset or be ratcheted down. Specifically, a total of 681,985 warrants issued in closings that occurred in the final two traunches of the placement completed in February 2002 were eligible for an adjustment of the exercise price as the January 20, 2004 share issuance occurred within two years of the closings for those warrants. Certain holders of 4,232,421 warrants that were issued in closings more than two years prior to the January 20, 2004 data have also requested that their warrants be reset or ratcheted down. These warrants expire November 30, 2006. The Company contends that these warrants should not be reset by virtue of the terms of their warrant agreements.

We may be required to repurchase certain warrants or underlying warrant shares in October, 2006.

Our subordinated lender, Corporate Mezzanine II, L.P., as a part of our financings, was issued 405,000 warrants to purchase 405,000 shares of our common stock at $0.01 per share, an additional 10,000 warrants to purchase 10,000 shares at $0.24 per share, and an additional 250,000 warrants to purchase 250,000 shares at $0.26 per share. The warrants, which expire on October 22, 2011, contain both anti-dilution price and share equivalent protection which is triggered by our issuing shares or warrants below the market value price of our stock on the date of issuance. The holder of the warrants and/or underlying warrant shares have the right to put the warrant or underlying shares to us after October 22, 2006, and we are required to re-purchase the warrants and/or warrant shares.

In the event we do not have sufficient available funds to repurchase the warrants, we will be required to issue a three-year promissory note with interest at 18% per annum as payment for the warrants or shares.

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

All assets of our wholly owned subsidiaries are pledged to secure our credit facility with a commercial lender. The credit facility requires us to make principal and interest payments over the three-year life of the facility.

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

The table below provides information on our market sensitive financial instruments as of March 31, 2006.

	Principal Balance	Interest Rate at March 31, 2006

Term Loan	$1,444,445	7.16%
Revolving Credit Facility	$2,718,150	7.13%

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

ITEM 6. EXHIBITS

10.1	Investor Relations Consulting Agreement between the Company and Alliance Advisors, LLC, effective April 3, 2006.

31.1	Certification of Chief Executive Officer and President Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006
BRANDPARTNERS GROUP, INC.

	By:	/s/ JAMES F. BROOKS
James F. Brooks
Chief Executive Officer and President