Form 10-Q
period 2006-06-30
BRANDPARTNERS GROUP INC
filed 2006-08-14
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

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

Yes ____X____ No__________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer _____ Accelerated filer _____ Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company. Yes _____ No __X__

The number of shares of common stock outstanding on August 9, 2006 was 34,384,897.

BRANDPARTNERS GROUP, INC.

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2006	December 31, 2005
	(unaudited)

Cash	$156,236	$525,665
Accounts receivable,net of allowance for
doubtful accounts of $478,935 and $414,598	7,248,088	6,924,612
Costs and estimated earnings in excess of billings	3,818,994	1,567,239
Inventories	807,898	651,143
Prepaid expenses and other current assets	392,735	336,393
Total current assets	12,423,951	10,005,052

Property and equipment, net	1,456,737	1,599,465
Goodwill	24,271,969	24,271,969
Deferred financing costs	153,755	193,255
Other assets	301,984	306,294

Total assets	$38,608,396	$36,376,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$7,332,393	$7,344,763
Billings in excess of cost and estimated earnings	2,850,204	2,237,249
Short term debt	3,417,544	666,667
Total current liabilities	13,600,141	10,248,679

Long term debt, net of current maturities	6,553,136	6,740,267

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 34,384,897 and 34,255,597	343,849	342,554
Additional paid in capital	45,049,020	44,999,810
Accumulated deficit	(26,678,810)	(25,700,726)
Other Comprehensive Income
Foreign currency adjustment	53,560	57,951
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	18,455,119	19,387,089

Total liabilities and stockholders' equity	$38,608,396	$36,376,035

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$24,001,264	$27,120,209	$12,908,402	$12,552,178

Costs and expenses
Cost of revenues	19,074,216	18,424,801	9,552,781	8,893,051
Selling, general and administrative	5,187,320	5,557,700	2,632,337	2,656,962

Total expenses	24,261,536	23,982,501	12,185,118	11,550,013

Operating income (loss)	(260,272)	3,137,708	723,284	1,002,165

Other income (expense)
Interest expense, net	(717,812)	(644,601)	(376,244)	(318,962)
NET INCOME (LOSS)	$(978,084)	$2,493,107	$347,040	$683,203

Basic and diluted earnings per share
Basic	$(0.03)	$0.07	$0.01	$0.02
Diluted	$(0.03)	$0.07	$0.01	$0.02

Weighted - average shares outstanding
Basic	34,714,483	33,444,365	34,766,161	33,775,982
Diluted	34,714,483	38,249,362	35,324,827	39,098,928

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005

	June 30	June 30
	2006	2005*
	(unaudited)	(unaudited)
Cash flows (used in) operating activities
Net income (loss)	$(978,084)	$2,493,107

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	353,753	324,556
Provision for doubtful accounts	64,337	71,764
Non-cash compensation	50,505	167,167
Allowance for obsolete inventory	34,394	(41,004)

Changes in operating assets and liabilities

Accounts receivable	(387,813)	(2,149,049)
Costs and estimated earnings in excess of billings	(2,251,755)	(1,802,729)
Inventories	(191,149)	629,488
Prepaid expenses and other current assets	(56,342)	391,455
Other assets	4,310	(6,265)
Accounts payable and accrued expenses	(12,370)	(1,191,893)
Billings in excess of costs and estimated earnings	612,955	(2,344,674)

Net cash (used in) operating activities	(2,757,259)	(3,458,077)

Cash flows (used in) investing activities
Acquisition of equipment	(171,525)	(418,051)

Cash flows from financing activities

Net borrowings (payments) on short term debt	2,750,877	580
Net borrowings (payments) on long term debt	(187,131)	1,269,690
Proceeds from exercise of options	-	307,040

Net cash provided by financing activities	2,563,746	1,577,310

NET (DECREASE) IN CASH	(365,038)	(2,298,818)
Effect of exchange rates on cash and equivalents	(4,391)	-

Cash, beginning of periods	525,665	2,845,573

Cash, end of periods	$156,236	$546,755

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$376,343	$246,942
Cash paid during the period for income taxes	$206,179	$-

The accompanying notes are an integral part of the financial statements.
* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2005 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its subsidiaries: BrandPartners Retail, Inc., (“Brand Retail”); BrandPartners Europe, Ltd. (“Brand Europe”); Grafico Incorporated (“Grafico”); and Building Partners, Inc. (“Build Partners”). The Company provides services and products to the retail financial services industry and other service and traditional retail industries. Our products and services consist of the following:

•	Strategic retail positioning and branding
•	Environmental design and store construction services
•	Retail merchandising analysis
•	Display systems and signage
•	Point-of-sale communications
•	Marketing programs

Brand Retail provides these services in the United States and Canada to financial institutions and retail companies. Brand Europe was incorporated in England in January 2005 and offers similar services to the European marketplace. Grafico provides design, branding and consulting services to a specific segment of the financial services industry. Build Partners is a general contractor which provides an additional level of service to our design/build clients.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in the Form 10-K for December 31, 2005.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts periodic reviews of its goodwill. For the six months ended June 30, 2006 and 2005, no impairments and no indications of impairment were identified.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. SFAS 155 further amends FASB 140 to eliminate the prohibition on a qualifying special-purpose entity’s holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance in SFAS 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued Statement No. 156 (“FASB 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. FASB 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset by entering into a service contract. FASB 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or fair market value method. FASB 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB 156 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB interpretation No.48 is not expected to have a material impact on the Company’s consolidated financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D - SHORT TERM DEBT

Short Term Debt consists of the following:

	June 30, 2006	December 31, 2005
	(unaudited)

Current portion long term debt	$666,667	$666,667
Revolving credit facility	2,750,877	-
Total Short Term Debt	$3,417,544	$666,667

Short Term Debt consists of the current portion of the Term Loan and the balance of the Revolving Line of Credit, which were negotiated with a commercial Lender on May 5, 2005 as part of a credit facility (the “Facility”). That Facility provided for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly principal payments

•	$5,000,000 Revolving Line of Credit Loan

•	Prime Rate interest on Revolving Line of Credit Loan principal not subject to the LIBOR rate.

•	LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 250 basis points.

The Facility expires on May 5, 2008. On June 30, 2006, the LIBOR rate was 10.75% and the prime rate was 8.25%.

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. At the request of the Company, the commercial lender waived these covenants as of March 31, 2006, and new covenants were agreed upon for the balance of 2006. We have complied with these covenants for the fiscal period ended June 30, 2006.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E - LONG TERM DEBT

Long Term Debt consists of the following:

	June 30, 2006	December 31, 2005
	(unaudited)

Note Payable (1)	$1,277,778	$1,611,111
Note Payable (2)	5,000,000	5,000,000
Put Warrant Liability (2)	78,850	166,000
Interest payable (2)	863,175	629,823
	7,219,803	7,406,934
Less current maturities (1)	(666,667)	(666,667)
	$6,553,136	$6,740,267

(1)	See Note D

(2)
A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 to an unrelated third party. The note bears interest at 16% per annum with 12% payable quarterly in cash and 4% being added to the unpaid principal (“PIK amount”). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants.

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and can be put to the Company under any of the following conditions:

a)	Following October 22, 2006, the fifth anniversary of the closing date;

b)	Repayment in full of the aggregate principal amount together with interest after the third anniversary of the closing date;

c)	Effective declaration by any Holder of the Note that the Note has become due and payable;

d)	Change in control; or

e)	Sale of all or substantially all of the assets of the Company.

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to Sales/General and Administrative Expense for gains of approximately $87,000 and $3,000 at June 30, 2006 and June 30, 2005, respectively. At June 30, 2006 and December 31, 2005, the Company had a liability of $78,850 and $166,000, respectively, related to the put warrants.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F - NOTE PAYABLE

On July 6, 2004, the Company issued an unsecured, subordinated promissory note for $1,000,000. The Note included a three-year Common Stock Purchase Warrant (“Purchase Warrant”), which was issued to purchase up to 500,000 shares of the Company’s common stock at $0.68 per share, the stock price at the day of issuance. On September 29, 2004, the Note and the Purchase Warrant were cancelled. In consideration of the cancellation of the original note, a new, unsecured subordinated promissory note in the amount of $625,000 was issued, with interest accruing at a rate of 12% per annum. The Company also issued 750,000 restricted shares of common stock for the sum of $375,000 or $0.50 per share, which was applied as partial payment to the original note. The price of the stock on the date of issuance was $0.63 per share.

The new note matured on January 6, 2005. However, the maturity date was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment, reducing the number of warrants to be issued if the Company elected to make prepayment(s) of all or a portion of the promissory note. The note was paid in full on May 4, 2005. As of December 31, 2005, interest expense of $28,125 was recorded and an aggregate of 196,667 warrants were issued.

NOTE G - SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2006, one customer accounted for approximately 10% of the Company’s revenues. For the three months ended June 30, 2006, one customer accounted for approximately 16% of the Company’s revenues.

For the six months ended June 30, 2005, two customers accounted for approximately 22% and 21% of the Company’s revenues, respectively. For the three months ended June 30, 2005, four customers accounted for approximately 25%, 11%, 11% and 10% of the Company’s revenues, respectively.

NOTE H - COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $21 million.

The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of business, in agreements to acquire and sell business assets, and in financing arrangements. The Company is subject to various legal proceedings and claims, which arise in the ordinary course of business.

Management believes that the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s financial position, results of operations, or cash flows.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. Using the modified prospective adoption method of SFAS No. 123(R), the Company recognized the fair value of compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time, over the service (vesting) period. Under this method of adoption, no restatement of prior periods was made.

Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

There was no stock based compensation expense related to stock options during the first six months of 2006 as no options were granted nor did any options vest during the six month period. There were no recognized tax benefits during the quarters ending March 31, 2006 and June 30, 2006 due to the Company’s net operating losses. (See Note K.)

The fair value of the options awarded over the prior five fiscal years was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. For a detailed analysis of the stock options, see Form 10-K for December 31, 2005, Note N.

	Year Ended December 31,
	2005	2004	2003	2002	2001

Dividend Yield	0%	0%	0%	0%	0%
Expected Volatility	191.00%	348.00%	194.89%	125.88%	119.05%
Risk Free Interest Rate	4.51%	3.70%	3.04%	4.69%	3.77%
Expected life (years)	5	5	5	5 and 8	5

During the prior five (5) fiscal years had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS 123(R), the Company’s net income and earnings per share would have been impacted as shown in the following table:

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - STOCK BASED COMPENSATION - (continued)

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

The historical pro forma impact of applying the fair value method prescribed by SFAS 123(R) is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions such as volatility, interest rates, and expected life used to estimate the fair value of the grants in future years.

During Quarter 1 2006, 9,500 shares of stock were issued for legal services rendered. Legal expenses were recognized for approximately $3,700 with credits to common stock and additional paid in capital.

During Quarter 2 2006, 120,000 shares of stock were issued for public relations services to be performed during the next twelve months. If either the Company or the public relations firm terminates their agreement, which is permitted after six months with 30 days notice, a pro rata portion of 80,000 shares of the aggregated 120,000 shares will be returned to the Company. Approximately $16,000 in expense was recognized during the second quarter, with the balance of the expense to be recognized as the services are performed with credits to common stock and additional paid in capital.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K - INCOME TAXES

The Company has net operating losses ("NOL’s") of approximately $8 million available to offset future taxable income. These NOL’s expire at various dates throughout 2024. At December 31, 2005, the Company had deferred tax assets of approximately $7.8 million. The deferred tax assets consist primarily of net operating loss carry-forwards and accrued expenses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

There may be a state tax expense in certain states where the tax statutes do not recognize or do limit the use of NOL’s.

NOTE L - SUBSEQUENT EVENTS

On August 10, 2006, the Chairman of the Company’s Board of Directors, Anthony Cataldo entered into a Separation Agreement and Release (“Separation Agreement”) with the Company whereby he resigned as a director of the Company without any disputes or disagreements with the Company or its management. The Separation Agreement provides in part for the following:

•	Payment of $180,000 over a period of nine (9) months representing a portion of fees under his agreement;

•	Reimbursement of expenses incurred on behalf of the Company;

•
Issuance of $90,000 worth of shares of the Company’s restricted common stock representing a portion of the fees under his agreement with the number of shares of common stock determined by a formula based on the current fair market value of such shares;

•	Full vesting and right to exercise all previously issued stock options; and

•	General release of all claims..

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had a working capital deficit of approximately $1.2 million (current assets less current liabilities). Stockholders’ equity at the end of the second quarter was approximately $18.5 million. The current ratio (current assets to current liabilities) was .92:1. At December 31, 2005, the Company had a working capital deficit of approximately $244,000, stockholders’ equity of approximately $19.4 million and a working capital ratio of approximately .98:1. The decrease in working capital was due to the following:

•	Decrease in cash
•	Increase in short term debt
•	Increase in billings in excess of cost and estimated earnings
•	Offset by increase in inventories
•	Offset by an increase in accounts receivable
•	Offset by increase in cost in excess of billings and estimated earnings

The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity.

The Billings in Excess of Cost and Estimated Earnings and the Cost in Excess of Billings and Estimated Earnings accounts reflect the timing difference between revenue recognition and the invoicing of monies due for work performed for large projects. The Company is a contract-driven business. Its working capital is affected by the invoices to customers at various stages of a large project, and by the invoices owed to vendors. All invoices to customers and from vendors are recorded on the balance sheet, along with any internal labor. As revenue is recognized, expenses are moved to the income statement in accordance with percentage of completion accounting requirements.

As of June 30, 2006, the Company had cash and cash equivalents of approximately $156,000 as compared to cash and cash equivalents of approximately $526,000 at December 31, 2005.

For the six months ended June 30, 2006, the cash flow statement reflects net cash (used in) operating activities of approximately $(2.8) million. The Cost and Billings in Excess of Cost accounts mentioned above have large swings due to the project orientation of the Company’s business. These large swings skew working capital and the net cash used in operating activities of the cash flow statement.

	June 30,	December 31,
	2006	2005	Difference

Cost in excess of billings	$3,818,994	$1,567,239	$2,251,755
Billings in excess of costs	(2,850,204)	(2,237,249)	(612,955)
Totals	$968,790	$(670,010)	$1,638,800

Additional factors which affected operating cash include the following:

•	Net loss for the six month period
•	Increase in accounts receivable
•	Increase in inventories

Net cash (used in) investing activities was approximately $170,000. This reflects the purchase of computers and office equipment.

The net cash provided by financing activities was primarily due to the net borrowings on short term debt, namely from the line of credit discussed in Note D to the financial statements.

INDEBTEDNESS

BRANDPARTNERS FACILITY

BrandPartners Group, Inc. and its wholly-owned subsidiaries completed a credit facility arrangement (the “Facility”) with a commercial lender effective May 5, 2005. The Facility provides for the following:

•	$2,000,000 Term Loan with 36 equal monthly payments
•	$5,000,000 Revolving Line of Credit
•	Prime rate interest on Revolving Line of Credit not subject to LIBOR rate
•	LIBOR rate on Term Loan and portion of Revolving Line of Credit
•	LIBOR rate equals LIBOR plus 250 basis points
•	Expiration date of May 5, 2008

If for any reason the Company defaults on the Facility, the amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of the Company.

The debt covenants associated with the Facility were waived for Quarter 1, 2006, and new covenants were agreed to for the balance of 2006. The Company was in compliance with its covenants at June 30, 2006.

BRAND RETAIL SUBORDINATED NOTE

Brand Retail issued a subordinated promissory note on October 22, 2001 to a third party (“the Brand Retail Subordinated Note Payable”). The principal amount of the note is $5,000,000. The note bears interest at 16% per annum as follows:

•	12% on accreted principal amount, payable in cash quarterly
•	4% on accreted principal amount, added to principal (“PIK amount”)

The balance of the note at June 30, 2006 was $5,863,175, including PIK interest of $863,175. The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of a term loan. Concurrently and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Company is also required to maintain compliance with certain financial and other covenants. At June 30, 2006, the Company had a long-term liability of approximately $79,000 related to the Put Warrant.

The Put Warrant expires on October 22, 2011 and can be put to the Company under any of the following conditions:

a)	Following October 22, 2006, the fifth anniversary of the closing date;

b)	Repayment in full of the aggregate principal amount together with interest after the third anniversary of the closing date;

c)	Effective declaration by any Holder of the Note that the Note has become due and payable;

d)	Change in Control; or

e)	Sale of all or substantially all of the assets of the Company

If the Company is unable to pay the Warrant Repurchase Price, a Put Note can be issued to the Holder of the warrants. That Put Note would have the following characteristics:

a)	Interest rate of 18% per annum

b)	Due and payable on October 22, 2009

c)	No financial covenants

On September 30, 2003, in consideration for the extension of an interest payment due date, the Company issued a common stock purchase warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.24, the closing price on the date of issuance. The terms are similar to those on the Put Warrant.

BRANDPARTNERS GROUP SUBORDINATED NOTE

On July 6, 2004, the Company negotiated an unsecured subordinated promissory note for $1,000,000 with a three-year Common Stock Purchase Warrant for 500,000 shares of the Company’s common stock. The stated interest rate was 12% per annum.

On September 29, 2004, the Note and the Purchase Warrants were cancelled. In consideration of the cancellation of the original note, a new unsecured subordinated promissory note in the amount of $625,000 was issued, with interest accruing at 12% per annum. The Company also issued 750,000 restricted shares of common stock on September 29, 2004 for the sum of $375,000 or $0.50 per share, which was applied as partial payment to the original note. The price of the stock on the date of issuance was $0.63 per share. The new note matured on January 6, 2005.

On January 5, 2005, the maturity date of the new note was extended to May 6, 2005. In consideration of the extension, a total of up to 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment reducing the number of warrants to be issued if the Company elected to make prepayments against the note. On February 7, 2005 and on March 7, 2005, 50,000 warrants were issued, respectively. Interest expense of $85,000 was recorded in Quarter 1 2005, based on a Black-Scholes valuation of the warrants. On April 7, 2005, 50,000 warrants were issued, and on May 5, 2005, the subordinated note and all applicable interest were paid in full. An additional 46,667 warrants were issued for an aggregate total of 196,667 warrants. Interest expense of approximately $84,000 was recorded in Quarter 2 2005 based on a Black-Scholes valuation of the warrants. The proceeds of the note were used for working capital purposes.

LIQUIDITY ISSUES

The Company’s ability to generate cash flow from operations sufficient to make scheduled payments on its debts as they become due will depend on its future performance and the Company’s ability to successfully implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital, or restructure or refinance its debt. In the event the Company is unable to do so, the Company may be left without sufficient liquidity, and it may not be able to meet its debt service requirements. In such a case, an event of default would occur and could result in all of the Company’s indebtedness becoming immediately due and payable.

COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $21 million.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES: Revenue is recognized when realizable and is earned as products and services are provided over the life of the contract. Fixed fees are recognized as they become billable per the terms of the contracts, which represent effort expended to date on a contract on a percentage of completion basis. Revenues recognized in any period depend upon a number of factors, including but not limited to:

•	Design, manufacturing, or construction times given the scope of the project

•
Customer’s required delivery dates, which may change with each project and whose completion dates may be dependent upon circumstances over which the Company has no control, i.e. issuance of permits, zoning adjustments

•	Change orders to the contract, which alter the original scope of the project

•	Projects signed and not delivered in the same quarter

•	Projects extending beyond one or more quarters

For the first six months of 2006, revenue decreased approximately $(3.1 million) or 12% as compared to the first six months of 2005. This is primarily due to the following factors:

•	New projects being signed but not delivered in the same quarter
•	Slowing of merger and acquisition activity in the financial services industry
•	Reduced spending on capital improvements in the financial services industry

COST OF REVENUES: Due to the nature of the products and services delivered during the period, the cost of revenues increased approximately $649,000 or 4%. As a percentage of revenue, cost of revenues increased from 68% in 2005 to 79% in 2006 or 11.5%.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: For the first six months of 2006, Selling, General & Administrative expense decreased approximately $370,000 or 7%. This was due to the following:

•	Decrease in marketing expenses of approximately $500,000

•	Decrease in insurance expense of approximately $60,000 due to decrease in Directors & Officers insurance, partially offset by an increase in general liability and workers compensation insurance

•	Decrease in the use of consultants of approximately $115,000

•	Decrease in travel and entertainment expenses of approximately $130,000

•	Offset by a net increase in SG&A wages of approximately $360,000 due to the addition of personnel, a decrease in administrative wages, and a credit to bonus expense in 2005

•	Offset by an increase in public relations expense of approximately $30,000

•	Offset by an increase in the use of temporary personnel of approximately $45,000

OPERATING INCOME (LOSS): For the first six months of 2006, operating income decreased approximately $3.4 million or 108% due to the factors noted above.

OTHER INCOME (EXPENSE): Interest expense increased approximately $73,000 or 11% due to the increase in the prime and LIBOR interest rates.

NET INCOME (LOSS): Net income from operations decreased approximately $3.5 million or 139% due to the decrease in contract sales, offset by the decrease in sales, general and administrative expenses.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

REVENUES: For the three month period ended June 30, 2006, revenues increased approximately $356,000 or 3%. This change was due to increased activity in the community banking sector and to projects being booked in the prior quarter and delivered in the second quarter.

COST OF REVENUES: There was a corresponding increase of approximately $660,000 in cost of revenues or 7%. This increase was due to the nature of the products and services delivered during the period as related to their projects. As a percentage of revenue, cost of revenues increased 3% from 71% for Quarter 2 2005 to 74% for Quarter 2 2006.

SELLING, GENERAL & ADMINISTRATIVE EXPENSE: For the three months ended June 30, 2006, selling, general and administrative expense decreased approximately $25,000 due to the following:

•	Decrease in marketing expenses of approximately $105,000

•	Decrease in Directors and Officers liability insurance offset by an increase in general liability and workers compensation insurance of approximately $20,000

•	Decreased use of consultants of approximately $25,000

•	Decrease in travel and entertainment expense of approximately $35,000

•	Offset by an increase in temporary personnel of approximately $35,000

•	Offset by an increase in public relations expense of approximately $40,000

•	Offset by an increase of wages of approximately $85,000 due to the hiring of additional personnel

OPERATING INCOME: Operating income for the three months ended June 30, 2006 decreased approximately $279,000 or 28% due to the factors noted above.

OTHER INCOME (EXPENSE): Interest expense increased approximately $57,000 or 18% due to the increase in the prime and LIBOR interest rates.

NET INCOME: Net income from operations decreased approximately $336,000 or 49% due to the increase in cost of revenues and interest expense offset by the increase in contract sales, and by the decrease in sales, general and administrative expense.

HOLDING COMPANY AND OPERATING SUBSIDIARIES

We conduct our operations through our subsidiaries. There are currently four subsidiaries: BrandPartners Retail, Inc.; BrandPartners Europe, Ltd.; Grafico Incorporated; and Building Partners, Inc. (d/b/a Build Partners).

BrandPartners Retail (“Brand Retail”) is the largest of the subsidiaries. The original company (Willey Brothers, Inc.) was founded in 1983 and was purchased by the Company in January 2001. In April 2005, the name of the subsidiary was changed to BrandPartners Retail, Inc. to more formally align the name of the subsidiary to the product and services it provides to the financial services industry. Brand Retail continues to develop new products and services to the ever-changing retail environment of today’s financial institutions and to offer those products and services to other retail sectors.

BrandPartners Europe, Ltd. is located in London and offers similar products and services to the European marketplace as Brand Retail.

Grafico Incorporated (“Grafico”) is located in Connecticut and targets a specific segment of the financial services industry.

Building Partners, Inc. (“Build Partners”) was incorporated in January 2006 and provides general contracting services to our clients.

We cannot determine at the present time when or if any of these subsidiaries will remain or be profitable in the future. We have relied and continue to rely upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital, and meet our operating requirements. Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our subsidiaries. If we were unable to receive cash from our subsidiaries, or from any operating subsidiaries, which we may acquire in the future, our operations and financial condition would be adversely affected.

STOCK PRICE FLUCTUATIONS

The market price of our common stock has fluctuated significantly and may be affected by:

•	Our operating results
•	Changes in our business and management
•	General and market conditions

The stock markets frequently experience price and volume fluctuations. These fluctuations have affected and will continue to affect the stock prices of many companies without regard to their specific operating performance.

INFLATION

We believe that inflation has not had a material effect on our results of operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “expects,” and similar expressions identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, which could cause actual results to differ materially from those forecast or anticipate. Such factors include:

•	Continued services of James Brooks as Chief Executive Officer and President of the Company and of Brand Retail

•	Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions, and successfully integrate acquired businesses

•	Changes in our business strategies or development plans

•	Competition

•	Our ability to grow within the financial services industry

•	Our ability to penetrate new markets

•	Our ability to obtain sufficient financing to continue operations

•	General economic and business conditions

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligations to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made in this report, as well as our periodic reports on Forms 10-K and 10-Q, current reports on Form 8-K, and other filings with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Our Term Loan and Revolving Line of Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and a portion of the Revolving Line of Credit Facility accrue interest at LIBOR plus an applicable margin. The balance of the Facility accrues interest at the Wall Street Journal’s published prime rate. For a description of the terms of the Term Loan and Revolving Line of Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” above.

The table below provides information on our market sensitive financial instruments as of June 30, 2006:

	Principal Balance	Interest Rate at June 30, 2006

Term Loan	$1,277,778	7.62%
Revolving Credit Facility	$2,750,877	7.60%

Item 4. Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the fiscal period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer have concluded that in their judgment the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company’s subsidiaries, is accumulated and communicated to the Company’s management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of control and procedures is based in part on certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are being met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may be inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Part II Other Information

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A and Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Part 1, Item 2 of our Quarterly Report filed on Form 10-Q for the period ended March 31, 2006. Both were filed with the Securities and Exchange Commission and describe the various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. At June 30, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On June 15, 2006, the Company held its 2006 annual meeting of shareholders. As of the May 5, 2006 record date, holders of a total of 34,040,336 shares of common stock were eligible to vote on the proposals presented at the annual meeting. Of the shares eligible to vote, a total of 22,852,079 shares were present at the meeting in person or by proxy. Two proposals were presented to shareholders at the annual meeting. The votes cast for same are set forth below:

•
The Board of Directors is currently comprised of four (4) directors. Two (2) standing directors stood for re-election for three (3) year terms while two (2) directors Mr. J. Weldon Chitwood and Mr. Richard Levy, whose terms expire in 2008, were not required to stand for election. The votes cast for the director nominees were as follows:

Mr. James F. Brooks	21,928,105 shares voted in favor
923,974 shares withheld

Mr. Clifford D. Brune	21,832,855 shares voted in favor
1,019,224 shares withheld

•
The proposal to ratify Moore Stephens P.C., Certified Public Accountants as the Company’s independent public accounts for the 2006 fiscal year received the affirmative vote of 22,045,995 shares. 690,258 votes were cast against the proposal, and there were 115,826 abstentions.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and President pursuant to 17 C.F.R.240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17.C.F.R.240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDPARTNERS GROUP, INC.

Date: August 14, 2006	By:	/s/ James F. Brooks

Name: James F. Brooks Title: Chairman, Chief Executive Officer and President