Form 10-Q
period 2006-09-30
BRANDPARTNERS GROUP INC
filed 2006-11-14
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock outstanding on November 13, 2006 was 34,923,359.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I	Financial Statements

	Item 1	Financial Statements

		Consolidated Balance Sheets
		September 30, 2006 (unaudited) and December 31, 2005	3

		Consolidated Statements of Operations (unaudited) for the
		Nine and Three Months Ended September 30, 2006	4

		Consolidated Statements of Cash Flows (unaudited) for the
		Nine Months Ended September 30, 2006 and 2005	5

		Notes to Consolidated Financial Statements (unaudited)	6

	Item 2	Management’s Discussion and Analysis of Financial Condition
		And Results of Operations	14

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4	Controls and Procedures	21

Part II	Other Information

	Item 1A	Risk Factors	22

	Item 6	Exhibits	30

Part I  Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2006	December 31, 2005
	(unaudited)

Cash	$649,502	$525,665
Accounts receivable,net of allowance for
doubtful accounts of $502,353 and $414,598	6,541,753	6,924,612
Costs and estimated earnings in excess of billings	2,704,935	1,567,239
Inventories	749,161	651,143
Prepaid expenses and other current assets	409,197	336,393
Total current assets	11,054,548	10,005,052

Property and equipment, net	1,461,087	1,599,465
Goodwill	24,271,969	24,271,969
Deferred financing costs, net	134,556	193,255
Other assets	302,084	306,294

Total assets	$37,224,244	$36,376,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,173,217	$7,344,763
Billings in excess of cost and estimated earnings	3,116,352	2,237,249
Short term debt	2,834,140	666,667
Total current liabilities	12,123,709	10,248,679

Long term debt, net of current maturities	6,553,698	6,740,267

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	—	—
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 34,923,359 and 34,255,597	349,234	342,554
Additional paid in capital	45,133,635	44,999,810
Accumulated deficit	(26,671,473)	(25,700,726)
Other Comprehensive Income
Foreign currency adjustment	47,941	57,951
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	18,546,837	19,387,089

Total liabilities and stockholders' equity	$37,224,244	$36,376,035

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$37,529,458	$39,006,116	$13,528,194	$11,885,907

Costs and expenses
Cost of revenues	29,533,224	27,064,073	10,459,009	8,639,266
Selling, general and administrative	7,837,505	8,343,231	2,650,193	2,832,630

Total expenses	37,370,729	35,407,304	13,109,202	11,471,896

Operating income (loss)	158,729	3,598,812	418,992	414,011

Other income (expense)
Interest expense, net	(1,129,476)	(856,890)	(411,664)	(212,289)
Net income before income taxes	$(970,747)	2,741,922	$7,328	$201,722

Provision for income taxes		399,287		$352,170

NET INCOME (LOSS)	$(970,747)	$2,342,635	$7,328	$(150,448)

Basic and diluted earnings per share
Basic	$(0.03)	$0.07	$0.00	$(0.00)
Diluted	$(0.03)	$0.06	$0.00	$(0.00)

Weighted - average shares outstanding
Basic	34,785,262	33,681,091	34,924,513	34,240,682
Diluted	34,785,262	38,445,334	35,483,179	34,240,682

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30	September 30
	2006	2005*
	(unaudited)	(unaudited)
Cash flows (used in) operating activities
Net income (loss)	$(970,747)	$2,342,635

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	569,931	495,848
Provision for doubtful accounts	87,755	142,563
Non-cash compensation	140,505	167,167
Allowance for obsolete inventory	51,354	(35,146)

Changes in operating assets and liabilities

Accounts receivable	295,104	(3,561,192)
Costs and estimated earnings in excess of billings	(1,137,696)	(1,935,695)
Inventories	(149,372)	652,040
Prepaid expenses and other current assets	(72,804)	489,620
Other assets	4,210	(6,265)
Accounts payable and accrued expenses	(1,171,543)	295,589
Billings in excess of costs and estimated earnings	879,103	(1,720,305)

Net cash (used in) operating activities	(1,474,200)	(2,673,141)

Cash flows (used in) investing activities
Acquisition of equipment	(372,857)	(550,381)

Cash flows from financing activities

Net borrowings (payments) on short term debt	2,167,473	(736,899)
Net borrowings (payments) on long term debt	(186,569)	1,145,278
Proceeds from exercise of options	—	387,040

Net cash provided by financing activities	1,980,904	795,419

NET INCREASE (DECREASE) IN CASH	133,847	(2,428,103)
Effect of exchange rates on cash and equivalents	(10,010)	—

Cash, beginning of periods	525,665	2,845,573

Cash, end of periods	$649,502	$417,470

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$353,574	$208,622
Cash paid during the period for income taxes	$206,179	$—

The accompanying notes are an integral part of the financial statements.
* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2005 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

The Company currently operates through its subsidiaries: BrandPartners Retail, Inc. (“Brand Retail”); BrandPartners Europe, Ltd. (“Brand Europe”); Grafico Incorporated (“Grafico”); and Building Partners, Inc. (“Build Partners”). The Company provides services and products to the retail financial services industry, and other service and traditional retail industries. Our products and services consist of the following:

•	Strategic retail positioning and branding
•	Environmental design and store construction services
•	Retail merchandising analysis
•	Display systems and signage
•	Point-of-sale communications
•	Marketing programs

Brand Retail provides these services in the United States and Canada to financial institutions and retail companies. Brand Europe offers similar services to the European marketplace. Grafico provides design, branding, and consulting services to a specific segment of the financial services industry. Build Partners is a general contractor which provides an additional level of service to our design/build clients.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in the Form 10-K for December 31, 2005.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was amortized on the straight-line basis over a ten year period through December 31, 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts periodic reviews of its goodwill. For the nine months ended September 30, 2006 and 2005, no impairments and no indications of impairment were identified.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB No. 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. FASB No. 155 further amends FASB No. 140 to eliminate the prohibition on a qualifying special-purpose entity’s holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance in FASB No. 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. FASB No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued Statement No. 156 (“FASB No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. FASB No. 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset occurs by entering into a service contract. FASB No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or the fair market value method. FASB No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB No. 156 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The other accounting pronouncements affected include Statements No. 107, Disclosures about Fair Value of Financial Instruments; No. 115, Accounting for Certain Investments; No. 124, Accounting for Certain Investments Held by Non-for-Profit Organizations; No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 157 is effective for financial statements issued for fiscal years after November 15, 2007 and interim periods within those fiscal years. Statement No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE D - SHORT TERM DEBT

Short Term Debt consists of the following:

	September 30, 2006	December 31, 2005
	(unaudited)

Current portion long term debt (1)	$666,667	$666,667
Revolving credit facility (1)	2,149,169	-
Capital lease - current portion (2)	18,304	-

Total Short Term Debt	$2,834,140	$666,667

Short Term Debt consists of the following:

(1)
The current portion of the Term Loan and the balance of the Revolving Line of Credit, which were negotiated with a commercial lender on May 5, 2005 as part of a credit facility (the “Facility”). That Facility provided for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly principal payments

•	$5,000,000 Revolving Line of Credit Loan

•	Prime Rate interest on the Term Loan on principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios.

The Facility expires on May 5, 2008. On September 30, 2006, the LIBOR rate was 8.05% and the adjusted prime rate was 7.83% for the term loan and 8.08% for the revolving line of credit.

(2)	The current portion of a capital lease obligation, which consists of a single lease that was agreed to in August 2006 and is for a 60-month period.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE E - LONG TERM DEBT

Long Term Debt consists of the following:

	September 30, 2006	December 31, 2005
	(unaudited)

Note Payable (1)	$1,111,111	$1,611,111
Note Payable (2)	5,000,000	5,000,000
Put Warrant Liability (2)	56,700	166,000
Interest payable (2)	982,388	629,823
Capital lease (3)	88,470	-
	7,238,669	7,406,934
Less current maturities
Note payable (1)	(666,667)	(666,667)
Capital lease (3)	(18,304)	-
Total current maturities	(684,971)	(666,667)

Total long term debt	$6,553,698	$6,740,267

(1)	See Note D

(2)
A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The note bears interest at 16% per annum with 12% payable quarterly in cash and 4% being added to the unpaid principle (“PIK amount”). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants and is in compliance as of September 30, 2006.

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire on October 11, 2011 and can be put to the Company under any of the following conditions:

a)	Following October 22, 2006, the fifth anniversary of the closing date;

b)	Repayment in full of the aggregate principal amount together with interest after the third anniversary of the closing date;

c)	Effective declaration by any Holder of the Note that the Note has become due and payable;

d)	Change in control; or

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE E - LONG TERM DEBT - continued

e)	Sale of all or substantially all of the assets of the Company.

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with FASB No. 133 and charges to Sales/General and Administrative Expense for a gain of approximately $109,000 for the nine months ended September 30, 2006 and a loss of approximately $31,000 for the nine months ended September 30, 2005. For the three months ended September 30, 2006, there was a gain of approximately $22,000. For the three months ended September 30, 2005, there was gain of approximately $29,000. At September 30, 2006 and December 31, 2005, the Company had a liability of $56,700 and $166,000, respectively, related to the put warrants.

(3)	See Note D.

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

The new note matured on January 6, 2005. However, the maturity date of the note was extended to May 6, 2005. In consideration of the extension, up to 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment, reducing the number of warrants to be issued if the Company elected to make prepayment(s) of all or a portion of the promissory note. The note was paid in full on May 4, 2005. As of December 31, 2005, interest expense of $28,125 was recorded and an aggregate of 196,667 warrants were issued.

NOTE G - SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2006, two customers accounted for approximately 10% each of the Company’s revenues. For the three months ended September 30, 2006, two customers accounted for approximately 14% and 10% of the Company’s revenues, respectively.

For the nine months ended September 30, 2005, three customers accounted for approximately 23%, 17% and 12% of the Company’s revenues, respectively. For the three months ended September 30, 2005, three customers accounted for approximately 25%, 19% and 16% of the company’s revenues, respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE H - COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $18 million.

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

NOTE I - STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-Based Payment. Using the modified prospective adoption method of SFAS No. 123 (R), the Company recognized the fair value of compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time, over the service (vesting) period. Under this method of adoption, no restatement of prior periods was made.

Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. APB 25 required the use of the intrinsic value method, which measures compensation costs as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

There was no stock based compensation expense related to stock options during the first nine months of 2006 as no options were granted nor did any options vest during the nine month period. There were no recognized tax benefits during the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 due to the Company’s net operating losses. (See Note K.)

The fair value of the options awarded over the prior five fiscal years was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. For a detailed analysis of the stock options, see Form 10-K for December 31, 2005, Note N.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE I - STOCK BASED COMPENSATION - continued

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

In January 2006, 9,500 shares of the Company’s common stock were issued for legal services rendered. Legal expenses were recognized for approximately $3,700 with credits to common stock and additional paid in capital.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE I - STOCK BASED COMPENSATION - continued

In April 2006, 120,000 shares of the Company’s common stock were issued for public relations services to be performed during the following twelve months. The expense of approximately $47,000 is being recognized as the services are performed, with credits to common stock and additional paid in capital.

On August 10, 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors. As part of his separation agreement with the Company, he received $90,000 in the Company’s common stock. This expense was recognized in the third quarter with credits to common stock and additional paid in capital.

NOTE K - INCOME TAXES

For the tax year ended December 31, 2005, the Company used approximately $2.5 million in net operating losses (“NOL’s”) to offset the federal income tax leaving a balance of approximately $6.3 million in NOL’s to offset future taxable income. These NOL’s expire at various dates throughout 2024. The Company is subject to the Alternative Minimum Tax (“AMT”), which is a separate method of determining income tax. The AMT provides for reclaiming certain tax deductions utilized in calculating regular federal income tax.

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

There may be a state tax expense in certain states where the tax statutes limit the use of NOL’s or do not recognize their existence. The Company may also be subject to certain franchise and other taxes in the various entities where the Company does business.

NOTE L - SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had a working capital deficit (current assets, less current liabilities) of approximately $1.1 million, stockholders’ equity of approximately $18.6 million, and a current ratio (current assets to current liabilities) of approximately .91:1. At December 31, 2005, the Company had working capital deficit of approximately $244,000, stockholders’ equity of approximately $19.4 million and a current ratio of approximately .98:1. The increase in the working capital deficit was due to the following:

•	Increase in billings in excess of cost
•	Increase in short term debt
•	Decrease in accounts receivable
•	Offset by increase in cash
•	Offset by decrease in accounts payable
•	Offset by increase in inventory
•	Offset by increase in prepaid expense
•	Offset by increase in costs and estimated earnings in excess of billings

The Company has traditionally used cash flow from operations, periodically supplemented by borrowings under a bank line of credit, as its primary source of liquidity.

The Billings in Excess of Cost and Estimated Earnings and the Cost in Excess of Billings and Estimated Earnings accounts reflect the timing difference between revenue recognition and the invoicing of monies due for work performed for large projects. The Company is a contract-driven business. Its working capital is affected by the invoices to customers at various stages of a large project, and by the invoices owed to vendors. All invoices to customers and from vendors relating to large projects are recorded on the balance sheet, along with any internal labor. As revenue is recognized, expenses are moved to the income statement in accordance with percentage of completion accounting requirements.

As of September 30, 2006, the Company had cash and cash equivalents of approximately $650,000 as compared to cash and cash equivalents of approximately $526,000 at December 31, 2005.

For the nine months ended September 30, 2006, the cash flow statement reflects net cash (used in) operating activities of approximately $1.5 million. The Cost and Billings in Excess of Cost accounts mentioned above have large swings due to the project orientation of the Company’s business. These large swings skew working capital and the net cash used in operating activities of the cash flow statement.

	September 30,	December 31,
	2006	2005	Difference

Cost in excess of billings	$2,704,935	$1,567,239	$1,137,696
Billings in excess of costs	(3,116,352)	(2,237,249)	(879,103)

Totals	$(411,417)	$(670,010)	$258,593

Additional factors which affected operating cash include the following:

•	Net loss for the nine month period

•	Increase in inventories

•	Decrease in accounts payable and accrued expenses offset by increase in accounts receivable

Net cash (used in) investing activities was approximately $373,000 primarily reflecting the purchase of computers and office equipment.

The net cash provided by financing activities was primarily due to the net borrowings on short term debt, namely the line of credit discussed in Note D to the financial statements.

INDEBTEDNESS

BRANDPARTNERS FACILITY

BrandPartners Group, Inc. and its wholly-owned subsidiaries completed a credit facility arrangement (the “Facility”) with its commercial lender effective May 5, 2005. The Facility provides for the following:

•	$2,000,000 Term Loan with 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit
•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to LIBOR rate

•	LIBOR rate on Term Loan and portion of Revolving Line of Credit

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

•
•	Expiration date of May 5, 2008

If for any reason, the Company defaults on the Facility, the amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of the Company.

BRAND RETAIL SUBORDINATED NOTE

Brand Retail issued a subordinated promissory note on October 22, 2001 to a third party (the “Brand Retail Subordinated Note Payable”). The principal amount of the note was $5,000,000. The note bears interest at 16% per annum as follows:

•	12% on accreted principal amount, payable in cash quarterly
•	4% on accreted principal amount, added to principal (“PIK amount”)

The balance of the note at September 30, 2006 was $6,040,478, including PIK interest of $1,040,478. The note matures on October 22, 2008, at which time the principal and PIK interest amounts are due. The funds were used for working capital and to reduce the balance of a term loan. Concurrently and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Company is also required to maintain compliance with certain financial and other covenants. At September 30, 2006, the Company had a long-term liability of $56,700 related to the Put Warrant.

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

e)	Sale of all of substantially all of the assets of the Company

If the Company is unable to pay the Warrant Repurchase Price, a Put Note can be issued to the Holder of the Warrants. That Put Note would have the following characteristics:

a)	Interest rate of 18% per annum
b)	Due and payable on October 22, 2009
c)	No financial covenants

On September 30, 2003, in consideration for the extension of an interest payment due date, the Company issued a common stock purchase warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.24, the closing price on the date of issuance. The terms are similar to those of the Put Warrant.

BRANDPARTNERS GROUP SUBORDINATED NOTE

On July 6, 2004, the Company negotiated an unsecured, subordinated promissory note for $1,000,000 with a three-year Common Stock Purchase Warrant for 500,000 shares of the Company’s common stock. The stated interest rate was 12% per annum.

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

On January 5, 2005, the maturity date of the new note was extended to May 6, 2005. In consideration of the extension, a total of up to 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro rata percentage adjustment reducing the number of warrants to be issued if the company elected to make prepayments against the note. On February 7, 2005 and on March 7, 2005, 50,000 warrants were issued, respectively. Interest expense of $85,000 was recorded in Quarter 1 2005, based on a Black-Scholes valuation of the warrants. On April 7, 2005, 50,000 warrants were issued and on May 5, 2005, the subordinated note and all applicable interest were paid in full. An additional 46,667 warrants were issued for an aggregate total of 196,667 warrants. Interest expense of approximately $84,000 was recorded in Quarter 2 2005 based on a Black-Scholes valuation of the warrants. The proceeds of the note were used for working capital purposes.

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

COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $18 million.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUES: Revenue is recognized when realizable and is earned as products and services are provided over the life of a contract. Fixed fees are recognized as they become billable per the terms of the contracts, which represent effort expended to date on a contract on a percentage of completion basis. Revenues recognized in any period depend upon a number of factors, including but not limited to:

•	Design, manufacturing, or construction times given the scope of the project.

•
Customer’s required delivery dates, which may change with each project and whose completion dates may be dependent upon circumstances over which the Company has no control, i.e. issuance of permits, zoning adjustments.

•	Change orders to the contract, which alter the original scope of the project

•	Projects signed and not delivered in the same quarter

•	Projects extending beyond one or more quarters

For the first nine months of 2006, revenue decreased approximately $1.5 million as compared to the first nine months of 2005. This was primarily due to a lessening of merger and acquisition activity in the financial services industry.

COST OF REVENUES: Due to the nature of the products and services delivered during the period, the cost of revenues increased approximately $2.5 million. As a percentage of revenues, cost of revenues increased to 79% in 2006 from 69% for the same period in 2005 or 10%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the first nine months of 2006, Selling, General and Administrative expense decreased approximately $506,000 or 6%. This was due in part to the following:

•	Decrease in marketing expenses of approximately $(1.4 million)

•	Gain in the put warrant derivative of approximately $(140,000)

•	Decrease in insurance expense of approximately $(120,000)

•	Offset by an increase in wage expense of approximately $1.1 million which includes the addition of sales and marketing personnel

•	Offset by an increase in rent expense of approximately $54,000

OPERATING INCOME (LOSS): For the first nine months of 2006, operating income decreased approximately $3.4 million or 96% due to the factors noted above.

OTHER INCOME (EXPENSE): Interest expense increased approximately $273,000 or 32% due to the increase in the prime and LIBOR interest rates, and the additional interest on the revolving line of credit as required in the amended financial covenants for the Company’s facility. See “Indebtedness” for further information.

NET INCOME (LOSS): Net income decreased approximately $3.3 million or 141% due to:

•	Decrease in contract sales
•	Offset by the decrease in sales, general and administrative expenses

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUES: For the three month period ended September 30, 2006, revenues increased approximately $1.6 million or 14%. This change was due to a higher level of design and post-design services being provided during the period.
COST OF REVENUES: As revenues increased, there was a corresponding increase in cost of revenues of approximately $1.8 million or 21%. Part of the increase in cost of revenues was due to the nature of the products and services delivered during the period as related to their projects. As a percentage of revenue, cost of revenues increased from 73% for the third quarter of 2005 to 77% or 4% for the same period in 2006.

SELLING, GENERAL & ADMINISTRATIVE EXPENSE: For the three months ended September 30, 2006, selling, general and administrative expense decreased approximately $182,000 or 6% due to the following:

•	Decrease in marketing expense of approximately $(384,000)
•	Decrease in the use of consultants of approximately $(65,000)
•	Decrease in insurance expense of approximately $(54,000)
•	Decrease in travel expense of approximately $(9,000)
•	Offset by an increase of wage expense of approximately $310,000, includes the addition of sales and marketing personnel
•	Offset by an increase in rent of approximately $13,000
•	Offset by a loss on the put warrant derivative of approximately $7,000

OPERATING INCOME: Operating income for the three months ended September 30, 2006 increased approximately $5,000 or 1% due to the factors noted above.

OTHER INCOME (EXPENSE): Interest expense increased approximately $200,000 or 94% due to the change in the prime and LIBOR interest rates and the amended covenants with the Company’s financial institution. See the section on “Indebtedness.”

NET INCOME: Net income increased approximately $158,000 or 105% due to the increase in revenue and decrease in sales, general and administrative expense offset by the increase in cost of revenues and the increase in interest expense.

HOLDING COMPANY AND OPERATING SUBSIDIARIES

We conduct our operations through our subsidiaries. There are currently four subsidiaries:

•	BrandPartners Retail, Inc. based in New Hampshire
•	BrandPartners Europe, Ltd. located in London, England
•	Grafico Incorporated based in Stamford, Connecticut
•	Building Partners, Inc. (d/b/a Build Partners) based in New Hampshire

BrandPartners Retail, Inc. (“Brand Retail”) is the largest subsidiary, providing the majority of the revenue and expense. The original company (Willey Brothers, Inc.) was founded in 1983 and was purchased by the Company in January of 2001. In April 2005, the name of the subsidiary was changed to BrandPartners Retail, Inc. to more appropriately reflect the Company’s focus and activities. Brand Retail continues to develop new products and services for the ever-changing retail environment of today’s financial institutions and to offer those products and services to other retail enterprises.

BrandPartners Europe (“Brand Europe”) and Grafico Incorporated (“Grafico”) offer similar products and services to different marketplaces.

Building Partners (“Build Partners”) was incorporated in January 2006 and provides general contracting services to our clients.

We cannot determine at the present time when or if any of these subsidiaries will remain or become profitable in the future. We have relied and continue to rely upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital, and meet our operating requirements. Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our subsidiaries. If we were unable to receive cash from our subsidiaries, or from any operating subsidiaries, which we may acquire in the future, our operations and financial condition would be adversely affected.

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

INFLATION

We believe that inflation has not had a material impact on our results of operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “expects,” and similar expressions identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive, and technological, which could cause actual results to differ materially from those forecast or anticipated. Such factors include:

•	Continued services of James Brooks as Chief Executive Officer and President of the Company and Brand Retail

•	Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions, and successfully integrate acquired businesses

•	Changes in our business strategies or development plans

•	Competition

•	Our ability to grow within the financial services industry

•	Our ability to penetrate new markets

•	Our ability to obtain sufficient financing to continue operations

•	General economic and business conditions

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date hereof. We undertake no obligations to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made in this report, as well as our periodic reports on Forms 10-K and 10-Q, current reports on Form 8-K, and other filings with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Our Term Loan and Revolving Line of Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and a portion of the Revolving Line of Credit Facility accrue interest at LIBOR plus an applicable margin. The balance of the Term Loan accrues interest at the Wall Street Journal’s published prime rate. The Revolving Line of Credit accrues interest at the Wall Street Journal’s published prime rate plus an applicable margin. For a description of the terms of the Term Loan and Revolving Line of Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” above.

The table below provides information on our market sensitive financial instruments as of September 30, 2006.

	Principal Balance	Interest Rate at September 30, 2006

Term Loan	$1,111,111	7.83%
Revolving Credit Facility	$2,149,169	8.08%

Item 4. Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the fiscal period covered by this quarterly report, the Chief Executive Officer and Chief Financial Officer have concluded that in their judgment, the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company’s subsidiaries, is accumulated and communicated to the Company’s management, including its principal executive and financial officers of the Company or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part on certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 1A Risk Factors

The business of providing merchandising, design/build, creative/point of sale, furniture and branding/marketing services to financial services institutions and traditional retailers is highly competitive. If we are not able to compete effectively, our revenues and profit margins will be adversely affected.

The consulting design services, merchandising markets, and the store build-out industry in which we operate includes a large number of service providers making our business highly competitive. Many of our competitors have greater financial, technical and marketing resources; larger customer bases; greater name recognition; and more established relationships with their customers and suppliers than we have. Larger and better capitalized competitors may be better able to respond to the need for technical changes, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share generally.

Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their abilities to address client needs. New competitors or alliances among competitors could emerge and gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide superior services that gain greater market acceptance than the services that we offer or develop. Furthermore, our clients may establish either strategic sourcing or centralized purchasing departments, which may aggressively pursue low cost producers at the expense of value-add firms. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues, gross margins and net profits. In addition, financial institutions may not choose to outsource their design and merchandising needs, which could have an adverse effect on our revenue growth. The merger and acquisition of financial institutions may result in an temporary increase in our business, but in the long term, a reduced number of branches of financial institutions will reduce our customer base and result in a decline in resources.

A significant or prolonged economic downturn could have a materially adverse effect on our revenues and profit margin.

Our results of operations are affected directly by the level of business activity of our clients, which in turn, is affected by economic activity in general. If there were a continued economic downturn, we may experience a reduction in the growth of new business, as well as a reduction in existing business, which may have an adverse effect on our business, financial condition and the results of operations. We may also experience decreased demand for our services as a result of postponed to terminated outsourcing, budget reductions, reductions in the size of our clients’ design and merchandising needs, or mergers and/or consolidations in the financial services industry. Reduced demand for our services could increase price competition.

The financial services industry has consolidated in recent years, and if it continues to consolidate, we may be adversely affected by a reduction in available market share.

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

Unexpected costs of delays encountered in our projects could make our outsourcing contracts or consulting engagements less profitable than anticipated. When making proposals for outsourcing or consulting contracts, we estimate the costs associated with such engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin. In the event we are unable to meet completion schedules, we may experience payment penalties with our clients.

Additionally, we may also be subject to cost overruns as a result of delays beyond our control. Cost overruns or early contract terminations could cause our business to be less profitable than anticipated. At the beginning of each new project, we undertake an implementation process whereby we gather data and customize our analysis.

We may experience delays in receiving final certificates of occupancy on our construction projects, which might result in payment delays by our clients. From time to time, we may also encounter changes in construction and building codes that might increase the costs of a long term build-out project which we may be unable to pass along to a customer.

Our clients typically retain us on a contract engagement by contract engagement basis, rather than under exclusive long term contracts. Large client projects involve multiple engagements or states, and there is a risk that a client may not choose to retain us or may cancel or delay additional stages of a project. These terminations, cancellations, or delays could result from factors unrelated to our work product or to the progress of the project, such as the business or financial condition of the client, or general economic conditions. When engagements are terminated, we lose the associated revenues, and we may not be able to eliminate associated costs or redeploy the affected employees in a timely manner to minimize the negative impact on profitability.

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

Our expansion and growth may be dependent in part on our ability to make acquisitions of similar companies or companies that provide synergy with our business. The risks we face related to acquisitions include:

•	Overpaying for acquired businesses
•	Facing integration challenges
•	Have difficulty in finding appropriate acquisition candidates

We may pursue acquisitions in the future, which may subject us to a number of risks, including:

•	Diversion of management attention;

•	Amortization and potential impairment of intangible assets, which could adversely affect our reporting results

•	Inability to retain the management, key personnel, and other employees of the acquired business;

•	Inability to establish uniform standards, controls, procedures, and policies;

•	Inability to retain the acquired company’s clients;

•	Exposure to legal claims for activities of the acquired business prior to acquisition; and

•	Inability to effectively integrate the acquired company and its employees into our organization.

We may not be successful in identifying appropriate acquisition candidates or in consummating acquisitions on terms acceptable or favorable to us. We may not succeed at integrating or managing acquired businesses or in managing the larger company that could result from these acquisitions. Client dissatisfaction or performance problems, as a result of integration or management difficulties or otherwise, could have an adverse impact on our reputation. In addition, any acquired business could significantly underperform relative to our expectations.

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

We depend to a large extent on our relationships with our clients and our reputation for high-quality outsourcing and consulting services. As a result, if a client is not satisfied with our services or products, it may be more damaging to our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability, or the loss of client relationships.

Clients and third parties who are dissatisfied with our services, or who claim to suffer damages caused by our services, may bring lawsuits against us. Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims may produce publicity that might hurt our reputation and business.

In the event that the implementation or design of a project is delayed as a result of a dispute with a subcontractor or client, payment may be delayed and cause a cash flow deficit in our business. Additionally, subcontractors and vendors could file liens for materials and services which could create client problems that could delay payment.

The nature of our work involves the use of a large number of subcontractors. Our ability to schedule and rely upon these subcontractors for the timely and proper completion of a project is essential. The failure of a subcontractor to timely or properly perform a job on a project could have ripple effect that might adversely affect our revenue stream.

We depend upon our employees. The loss of key employees could damage or result in the loss of client relationships and adversely affect our business.

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

Our success largely depends upon the business generation capabilities and project execution skills of our employees. In particular, our employees’ personal relationships with our clients are an important element of obtaining and maintaining client engagements. Losing employees who manage substantial client relationships or who possess substantial experience or expertise could adversely affect our ability to secure and complete engagements, which could adversely affect our results of operations. We do have non-compete agreements with certain employees. However, the enforceability of same may be limited due to the limitations on these agreements that have restricted their enforceability because of court decisions in various states.

In addition, if any of our key employees were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. Clients or other companies seeking to develop in-house services similar to ours also could hire our key employees. Such hiring would not only result in our loss of key employees, but might also result in the loss of a client relationship or a new business opportunity.

If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

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

We rely on third parties to provide services, and their failure to perform the service could do harm to our business.

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

A large number of our restricted shares may be subject to Rule 144 of the Securities Act, whereby they may be currently eligible for resale. Sales of a large amount of our common stock in the public market could materially adversely affect the market price of our common stock. Such sales also may inhibit our ability to obtain future equity or equity-related financing on acceptable terms.

In the past, we have raised money through the sale of shares of our common stock or derivative securities that may convert into shares of our common stock at a discount to the current market price. Such arrangements have included the private sale of shares to investors on the condition that we register such shares for resale by the investors to the public. These arrangements have taken various forms, including private investments in public equities or “PIPE” transactions, and other transactions.

We will continue to seek financing on an as-needed basis on terms that are negotiated in arms-length transactions. Moreover, the perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in “short” sales, which would further contribute to significant downward pressure on the trading price of our stock.

Pricing reset has been requested on certain 2002 warrant agreements.

Under the terms of the warrant agreements entered into as part of the private placement completed in February of 2002, the Company was obligated to reset the exercise price of the warrants issued under certain conditions. The Company subsequently issued securities in a private placement that closed January 20, 2004. Due to the prior warrant agreement, the exercise price of some of the warrants issued in the February 2002 placement was ratcheted down. Certain holders of other warrants that were issued in closings which did not fulfill the requirements of the ratcheting down have also requested that their warrants be reset or be ratcheted down. Specifically, a total of 681,985 warrants issued in closings that occurred in the final two traunches of the placement completed in February 2002 were eligible for an adjustment of the exercise price as the January 20, 2004 share issuance occurred within two years of the closings for those warrants. Certain holders of 4,232,421 warrants that were issued in closings more than two years prior to the January 20, 2004 date have also requested that their warrants be reset or ratcheted down. These warrants expire November 30, 2006. The Company contends that these warrants should not be reset by virtue of the terms of their warrant agreements.

We may be required to repurchase certain warrants or underlying warrant shares after October 22, 2006.

Our subordinated lender, Corporate Mezzanine II, L.P., as part of our financings, was issued 405,000 warrants to purchase 405,000 shares of our common stock at $0.01 per share, an additional 10,000 warrants to purchase 10,000 shares at $0.24 per share, and an additional 250,000 warrants to purchase 250,000 shares at $0.26 per share. The warrants, which expire on October 22, 2011, contain both anti-dilution price and share equivalent protection, which is triggered by our issuing shares or warrants below the market value price of our stock on the date of issuance. The holder of the warrants and/or underlying warrant shares has the right to “put” the warrant or underlying shares to us after October 22, 2006, and we are required to repurchase the warrants and/or warrant shares.

In the event we do not have sufficient available funds to repurchase the warrants, we will be required to issue a three-year promissory note with interest at 18% per annum as payment for the warrants or shares.

We have incurred losses in the past, and we may incur losses in the future.

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

We are dependent upon our current credit facility to maintain our operations.

We are party to a commercial loan agreement with a lender through which we have a credit facility comprised of a term loan of $2,000,000 and a revolving line of credit of up to $5,000,000. All of the assets of our wholly owned subsidiaries are pledged to secure the credit facility, which requires us to make principal and interest payments over the life of the facility. The credit facility imposes certain loan covenants on us. In the event we do not satisfy these covenants, and we do not receive a waiver from our lender or a modification of same, we would be in default under our commercial loan agreement, and our lender could call the full outstanding facility due which would have a materially adverse effect on our ability to maintain our business operations.

Shareholders of our common stock may face dilution of their holdings.

The exercise of some or all of our outstanding warrants and options would dilute the then existing stockholders’ ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for our common stock. In addition, the existence of a significant amount of outstanding options and warrants could depress the price of our common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Shares of our common stock are “penny stocks” as defined in the Exchange Act, which are traded in the Over-the-Counter Market on the OTC Bulletin Board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling securities must, prior to effecting the transaction, provide their customers with a document that disclosed the risks of investing in such securities. Included in this document are the following:

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

Legal remedies, which may be available to you as an investor in “penny stocks” are as follows:

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

Our certificate of incorporation includes a provision to eliminate, to the fullest extent permitted by the Delaware General Corporation Law as in effect from time to time (the “DGCL”), the personal liability of our directors for monetary damages arising from a break of their fiduciary duties as directors. In addition, our certificate of incorporation and by-laws include provisions requiring us to indemnify to the fullest extent permitted by the DGCL any persons made party to or threatened to be made a party to any action, suit or proceeding by reason of the fact that such person is or was a director or officer of the Company, or is or was serving at our request as a director or officer of another corporation or entity, against all expense, liability or loss incurred in connection therewith. Such provisions also permit us, to the extent authorized by our Board of Directors, to indemnify and grant rights to indemnification to our employees and agents to the fullest extent such indemnification is available to officers and directors.

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

Item 6 Exhibits

10.1	Separation agreement and release dated August 10, 2006 between the Company and Anthony J. Cataldo (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 10, 2006).

31.1	Certification of Chief Executive Officer and President pursuant to 17 C.F.R.240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 17 C.F.R.240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2006
BRANDPARTNERS GROUP, INC.

	By:	/s/ James F. Brooks
JAMES F. BROOKS
Chairman, Chief Executive Officer
and President