Form 10-K
period 2006-12-31
BRANDPARTNERS GROUP INC
filed 2007-03-30
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-know seasoned issuer as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-1 of the Act.) ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was $34,384,897.

As of March 27, 2007, there were issued and outstanding 34,923,359 shares of the registrant’s common stock.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

		Page
PART I
Item 1	Business	4

Item 1A	Risk Factors	8

Item 1B	Unresolved Staff Comments	15

Item 2	Property	15

Item 3	Legal Proceedings	16

Item 4	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	16

Item 6	Selected Financial Data	17

Item 7	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	18

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	25

Item 8	Financial Statements and Supplementary Data	26

Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	26

Item 9A	Controls and Procedures	27

Item 9B	Other Information	27

PART III
Item 10	Directors, Executive Officers and Corporate Governance	28

Item 11	Executive Compensation	32

Item 12	Security Ownership of Certain Beneficial Owners and Management
	And Related Stockholder Matters	37

Item 13	Certain Relationships and Related Transactions and
	Director Independence	39

Item 14	Principal Accounting Fees and Services	40

PART IV
Item 15	Exhibits, Financial Statement Schedules	41

Signatures		52

PART I

Item 1. Description of Business

BrandPartners Group, Inc. (“BrandPartners Group” or “BrandPartners”), was originally incorporated in 1984 under the name “Performance Services Group, Inc.” in the state of New York. We changed our name to “Financial Performance Corporation” in 1986, and in 2001 we were reincorporated in the sate of Delaware and changed our name to BrandPartners Group, Inc. to more accurately reflect the products and services we offer. Today we operate through our wholly-owned subsidiaries BrandPartners Retail, Inc. (“Brand Retail”), Grafico Incorporated (“Grafico”), Building Partners, Inc. (“Build Partners”), and BrandPartners Europe, Ltd. (“Brand Europe”), creating next generation retail environments for financial service companies and retail organizations.

•	Brand Retail

On January 16, 2001, we purchased 100% of the common stock of BrandPartners Retail, Inc. (“Brand Retail”), a New Hampshire corporation (formerly known as Willey Brothers). Brand Retail is a provider of integrated products and services dedicated to providing clients with turn-key interior, exterior, and design/build solutions and programs for financial and non-financial retailers. Brand Retail has been providing products and services to the financial and non-financial services industry throughout the United States and Canada since 1983.

•	Grafico Incorporated

We formed Grafico Incorporated (“Grafico”), a Delaware corporation in 2005, to providesimilar services as those offered by Brand Retail with a focus on the non-standard market segment of the financial services industry.

•	Building Partners, Inc.

We formed Building Partners, Inc. (“Build Partners”), a Delaware corporation, in February 2006 to compliment the products and services offered by Brand Retail and Grafico by providing general contracting services to our clients.

•	BrandPartners Europe, Ltd.

BrandPartners Europe, Ltd. (“Brand Europe”) was formed in 2005 and has been located in London, England. Brand Europe focuses on providing similar products and services as Brand Retail to the European market.

BrandPartners Products and Services

BrandPartners serves an evolving industry, helping companies transform transactional environments into three-dimensional retail experiences. This customer experience is intended to retain clients, sell products and services, and builds a consistent brand identity. Our integrated solutions are designed to build the client’s brand, enhance the customer experience, and optimize retail network profitability.

BrandPartners believes that a retail space must deliver tangibly and consistently on the brand promise. We call this “Making Brands Real.” BrandPartners works with financial and other retail organizations to positively influence consumer buying behavior through brand translation, creative services, retail merchandising, retail digital networking, design/build, and strategic market intelligence.

BrandPartners’ unique offering of branded customer experiences and integrated design services, including architectural, product and creative merchandising, encompasses a large spectrum of branch design services. Architectural design services, including conceptual design, design development, construction, documentation, contract administration, and project management, have allowed BrandPartners to offer a menu of products and services to both large and small institution clients.

Working with our proven system of vendors or those of the client’s choice, our comprehensive products and services include:

•	Strategic market intelligence and branch network analysis

•	Environmental design, construction, and project management services

•	Traditional and digital merchandising systems, logistics, distribution, and inventory management

•	Point-of-sale communications, brand strategy, sales training and marketing programs

•	Contract furniture

BrandPartners Business Platform

BrandPartners is a project oriented company. We assemble internal and external resources to service our clients’ needs. Internal resources are directed by individual program managers and are shared throughout the Company. Collaboration is the key in providing seamless and efficient service to our clients.

Because of BrandPartners’ position in the retail financial services marketplace, we are able to service the needs of clients ranging from the non-standard lending market, credit unions and community banks, to the largest financial institutions. Our sales force markets our products and services to targeted companies through trade shows, direct marketing, speaking engagements, and company-sponsored events. Our collaborative teams include brand strategists, architects, designers, account managers, analysts, construction and logistical planners. Our project management skills ensure that the client’s vision becomes a physical reality. Our program management team works in conjunction with the Information Technology (IT) department via client specific web sites to communicate daily with the client from the design and planning stages through the implementation of the project.

BrandPartners offers the following services independently or as a package, dependent upon the needs of the client and of the project:

•
Corporate Reconnaissance. Through interviews and discussions with the client and with market research, we work with the client to understand its history of retail development, current corporate culture, customer demographics, product strategy, overall image, and future brand objectives.

•
Network Analysis/Site Analysis/Branch Typing. We analyze the client’s current retail network. This analysis covers on-site audits of locations for overall interior fitness, traffic flow, selling zones, fixture placements and design, point-of-sales messages and placements, and local demographic analysis. Branch typing helps to determine what type of products should be recommended for the network. The “Brand Blueprint” is a deliberate methodology for developing a successful brand identity and is crucial to maximizing brand equity. It is a disciplined plan that creates, designs, and communicates the intended brand perception.

•
Point-of-Sale Communications. We translate the client’s branding strategy into a well-coordinated written, verbal, and physical message, which is refined and promoted to the target market through in-store communication vehicles, including:

o	Point-of-sale communications
o	Digital merchandising
o	Marketing materials
o	Advertising campaigns

•
Site Analysis/Market Intelligence. Site selection is about weighing options and making the right choice to protect the significant investment in a new branch. A comprehensive assessment of the potential of a proposed expansion or current operating area, focusing on market characteristics most important to success, is used to develop a three to five year program by identifying and prioritizing the most attractive growth markets.

•
Environmental Design. BrandPartners’ industry award-winning, architectural design team creates a design template that translates the attributes of the “model branch” into a master store design. Retail locations are designed to support the brand, maximize the impact of point-of-sale communications, and communicate with the customer through the appropriate brand experience.

•
Project Management. We manage the implementation process, including the overall pricing of all components of the branch, hiring the subcontractors, and ensuring that the project is finished on time and on budget.

•	Furniture. We supplement our projects with office furniture systems and case goods, which are often integrated in innovative ways into our programs.

•
Logistics, Distribution and Inventory Management. In conjunction with our various products and services, we provide logistics, distribution, warehousing, and inventory management to our clients. In many cases, we warehouse client-owned inventory for future acquisitions or renovated branches.

Target Markets

BrandPartners’ revenues have historically been derived primarily from clients in the financial services markets. Target markets and a representative sample of clients include:

•	Tier One Banks. Retail banking organizations, bank holding companies, and thrifts with more than 250 branch locations

•	Regional and Community Banks. Banking organizations and bank holding companies with between 25 and 250 branches.

•	Credit Unions. Banking organizations with between 1 to 25 branches.

•
Non-Bank Financial Services Companies. Companies providing financial service products to consumers and businesses that are not licensed as banks. These organizations include brokerage houses, mutual fund companies, asset management companies, insurance and mortgage companies, and tax services companies.

•
Sub-Prime Financial Services Companies. This rapidly growing segment of the financial services industry offers products and services to that portion of the population not regularly serviced by the financial institutions mentioned above.

•
Other. Other retail industries and service organizations which can use our capabilities and expertise in the retail environment, focusing on industries that have synergies and parallels to our core industry.

Suppliers/Working Capital

BrandPartners outsources most of its manufacturing and fabrication services from a variety of suppliers in many locations. We do some light production work (i.e. engraving, painting, screen printing, etc.) but do not own or operate manufacturing facilities. Most outsourcing is project specific, based upon branch locations, and the nature of the products and services provided. Since the majority of the product produced for customers is project specific, with the typical turnaround from the suppliers being timely, BrandPartners is not required to maintain a large inventory.

Backlog

The backlog consists of signed orders to be delivered in future periods and does not include any revenue recognized in the current fiscal year. For the years ended December 31, 2006, 2005 and 2004, the backlog was approximately $19 million, $22 million and $31 million, respectively.

Significant Customers

As BrandPartners is a contract/project driven company, those clients designated as “significant” (greater than 10% of consolidated revenues) varies from period to period. For the year ended December 31, 2006, one client accounted for 10% of our revenues. For the year ended December 31, 2005, three customers accounted for 19%, 15%, and 13% of our revenues, respectively. For the year ended December 31, 2004, two customers accounted for 11% each of our revenues.

Employees

As of March 23, 2007, we have 152_full-time employees and nopart time employees. Our employees are not represented by a union or collective bargaining unit. We believe our relations with our employees are good.

Competition

Due to the nature of BrandPartners’ business, we compete with design houses, architectural firms, consulting firms, fixture companies, and advertising agencies of varying sizes. Our product and service offerings are fragmented across many sectors, which results in a highly competitive environment. We believe that our competitive advantage is our approach and expertise across a range of products and services, touching numerous aspects of the retail system. Many of our primary competitors focus on only one type of product or service.

Where to Get More Information

Our corporate website address is http://www.bptr.com. We file annual, quarterly, and special reports; proxy statements and other information with the Securities and Exchange Commission (“SEC”). These reports are available on our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this report. If any of these risks or uncertainties actually occurs, our business, financial condition, and results of operations could be materially adversely affected. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us. In this section, the terms “Brand,” “we,” “us,” and “our” refer to BrandPartners and its subsidiaries, unless the context clearly indicates otherwise.

The business of providing merchandising, design/build, creative/point of sale, furniture, and branding/marketing services to financial services institutions and traditional retailers is highly competitive. If we are not able to compete effectively, our revenues and profit margins will be adversely affected.

The consulting design services, merchandising markets, and the store build-out industry in which we operate although fragmented includes a large number of service providers, making our business highly competitive. Many of our competitors have greater financial, technical, and marketing resources; larger customer bases; greater name recognition; and more established relationships with their customers and suppliers than we have. Larger and better capitalized competitors may be better able to respond to the need for technical changes, to price their services more aggressively, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

Our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their abilities to address client needs. New competitors or alliances among competitors could emerge and gain significant market share. Some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide superior services that gain greater market acceptance than the services that we offer or develop. Furthermore, our clients may establish either strategic sourcing or centralized purchasing departments, which may aggressively pursue low cost producers at the expense of value-add firms. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues, gross margins and net profits. In addition, financial institutions may not choose to outsource their design and merchandising needs, which would have an adverse effect on our revenue growth. .

There can be no assurances that we will be successful in our efforts to expand and diversity our revenue base or enter into new partnerships to further expand our business.

Because our business and revenues are contract driven, we are not able to maintain a steady revenue stream. As such, we continue to seek acquisitions/partnerships, expand and diversity our customer base in our core industry, and pursue new growth opportunities in other vertical markets. We may fund such acquisitions or other transactions through the issuance of equity or debt securities, with indebtedness or cash, through other forms of compensation and incentives, or any combination thereof. If we identify an appropriate acquisitions candidate or other business transaction, we may need to seek additional financing, although no assurances can be given that we will be able to expand our business to other vertical markets, find suitable acquisition/partners, or obtain additional financing if necessary, on favorable terms or at all.

A significant or prolonged economic downturn could have a materially adverse effect on our revenues and profit margin.

Our results of operations are affected directly by the level of business activity of our clients, which in turn, is affected by economic activity in general. If there were a continued economic downturn, we might experience a reduction in the growth of new business, as well as a reduction in existing business, which may have an adverse effect on our business, financial condition, and the results of operations. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing, budget reductions, reductions in the size of our clients’ design/build and retail merchandising needs, or mergers and/or consolidations in the financial services industry. Reduced demand for the services that we offer could also increase price competition within our industry by our competitors, which could further diminish our revenues.

We derive a large portion of our revenues from the financial services industry, which has consolidated in recent years, and if it continues to consolidate, we may be adversely affected by a reduction in available market share.

The financial services industry, which we serve, has experienced a number of mergers and acquisitions in recent years. While we may experience a short term gain in the demand for our products and services as a result of mergers and consolidations, long term , we may lose existing clients by way of the merger activity as a result of a reduction in available market share, which could adversely affect our revenues.

The profitability of our engagements with clients may not meet our expectations.

There are a number of variables, some of which are beyond our control that go into determining the profitability of a particular project we undertake. Unexpected costs from suppliers or delays encountered in our projects could make our outsourcing contracts or consulting engagements less profitable than anticipated. When making proposals for outsourcing or consulting contracts, we estimate the costs associated with such engagements. Any increased or unexpected costs of unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin. In the event we are unable to meet completion schedules, we may experience payment penalties with our clients reducing the profitability of an engagement.

Additionally, we may also be subject to cost overruns as a result of delays beyond our control. Cost overruns or early contract terminations could cause our business to be less profitable than anticipated.

In connection with some of our design/build construction projects, we may experience delays in receiving final certificates of occupancy, which might result in payment delays by our clients. From time to time, we may also encounter changes in construction and building codes that might increase the costs of a long-term build-out project, which we may be unable to pass along to a client.

Our clients typically retain us on a contract engagement by contract engagement basis, rather than under exclusive long-term contracts. Large client projects may involve multiple engagements, and locations, and there is a risk that a client may not choose to retain us or may cancel or delay additional stages of a project. These terminations, cancellations, or delays could result from factors unrelated to our work product or to the progress of the project, such as the business or financial condition of the client, or general economic conditions. When engagements are terminated, we lose the associated revenues, and we may not be able to eliminate all of the associated costs or redeploy the affected employees in a timely manner to minimize the negative impact on profitability.

The loss of a significantly large client or several clients could have a materially adverse effect on our revenues.

Although our client relationships are often on a project-by-project basis, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Over the past three (3) completed fiscal years, we have derived at least ten (10%) percent of our revenues from at least one or more significant clients. Given the amount of time needed to develop new clients, there is no assurance that we would be able to promptly replace the revenues lost if a significantly large client, or several clients terminated our services.

In order to grow our business, we may need to do so in part by acquisitions which may be difficult to integrate or manage with our existing businesses, which may harm our financial results or reputation in the marketplace.

Because of the nature of our business and the market we serve, our expansion and growth may be dependent in part on our ability to make acquisitions of similar companies, or companies that provide synergy with our business. The risks we face related to acquisitions include:

•	Overpaying for acquired businesses
•	Facing integration challenges
•	Having difficulty in finding appropriate acquisition candidates

We may pursue acquisitions in the future, which may subject us to a number of risks, including:

•	Diversion of management attention;

•	Amortization and potential impairment of intangible assets, which could adversely affect our reporting results;

•	Inability to establish uniform standards, controls, procedures, and policies;

•	Inability to retain the acquired company’s clients;

•	Exposure to legal claims for activities of the acquired business prior to acquisition; and

•	Inability to effectively integrate the acquired company and its employees into our organization.

We may not be successful in identifying appropriate acquisition candidates or in consummating acquisitions on terms acceptable or favorable to us. We may not succeed in integrating or managing acquired businesses, or in managing the larger company that could result from these acquisitions. Client dissatisfaction or performance problems, as a result of integration or management difficulties or otherwise, could have an adverse impact on our reputation. In addition, any acquired business could significantly underperform relative to our expectations.

Our business will be negatively affected if we are not able to keep pace with marketing changes and the needs of our clients.

Our industry continues to evolve, and traditional revenue streams continue to be modified. Our future success depends, in part, on our ability to develop and implement design and marketing plans that anticipate and keep pace with rapid and continuing changes in industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Also, marketing plans developed by our competitors may make our service non-competitive or obsolete. Any one of these circumstances could have a materially adverse effect on our ability to obtain and complete important client engagements.

Our business is also dependent, in part, upon continued growth in business by our clients and prospective clients, and our ability to deliver innovative design and marketing concepts to our clients. The effort to gain new clients may require us to incur significant expenses. If we cannot offer innovative, cost-effective approaches as compared to our competitors, we could lose market share.

If our clients or third parties are not satisfied with our services, we may face damage to our professional reputation, or legal liability and payment delays.

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

Clients and third parties, who are dissatisfied with our services, or who claim to suffer damages caused by our services, may bring lawsuits against us. Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims may produce publicity that might hurt our reputation and business.

The nature of our design/build work involves the use of a large number of subcontractors, which in turn, could have an adverse impact on the profitability of any given project.

In the event that the implementation or design or a project is delayed as a result of a dispute with a subcontractor or client, payment may be delayed and cause a cash flow deficit in our business. Additionally, subcontractors and vendors could file liens for materials and services which could create client problems that could delay payment.

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

Our success largely depends upon the business generation capabilities and project execution skills of our employees. In particular, our employees’ personal relationships with our clients are an important element of obtaining and maintaining client engagements. Losing employees who manage substantial client relationships, or who possess substantial experience or expertise could adversely affect our ability to secure and complete engagements, which could adversely affect our results of operations. We have non-compete agreements with certain employees. However, the enforceability of same may be limited because of the limitations on these agreements that have restricted their enforceability due to court decisions in various states.

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

Our business depends, in part, on our ability to develop and maintain alliances with businesses, such as banks and financial services firms and companies, in order to develop, market, and deliver our services. If our strategic alliances were to be discontinued, or if we have difficulty developing new alliances, our ability to increase or maintain our client base may be substantially diminished.

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

In the event of any increase in the prime and federal funds lending rates, our clients may postpone or eliminate new projects, as well as related consulting services, which could have an adverse effect on our resources and profit.

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

We will continue to seek financing on an as-needed basis on terms that are negotiated in arms-length transactions. Moreover, the perceived risk of dilution may cause our existing shareholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In this regard, significant downward pressure on the trading price of our stock may also cause investors to engage in “short” sales, which would further contribute to significant downward pressure on the trading price of our stock.

We may be required to repurchase certain warrants or underlying warrant shares.

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

In the event we do not have sufficient available funds to repurchase the warrants, we may be required to issue a three-year promissory note with interest at 18% per annum as payment for the warrants or shares.

We have incurred losses in the past, and we may incur losses in the future.

We have incurred losses in a majority of our fiscal years since our inception. This past fiscal year, we had losses of approximately $2.3 million. Depending upon business cycles and other factors beyond our control, we may experience losses in the future, or in the event of a quarterly profit, profits may not be sustainable.

We may require additional financing to sustain our business operations or implement business initiatives in the future.

Although we believe that we currently have sufficient funding in place to sustain our present business operations for the foreseeable future, we may continue to seek additional financing through the issuance of equity or debt. Additionally, if we experience any changes in the revenues we derive from our products and services, we may require additional funding to maintain our current business operations. Unless we are able to generate additional revenue from our current business, we will require additional funds to implement any business initiatives we may seek to realize in the future.

We are dependent upon our current credit facility to maintain our operations.

We are party to a commercial loan agreement with a lender through which we have a credit facility comprised of a term loan, whose balance at December 31, 2006 was approximately $944,000, and a revolving line of credit of up to $5,000,000. All of the assets of our wholly owned subsidiaries are pledged to secure the credit facility, which requires us to make principal and interest payments over the life of the facility. The credit facility imposes certain loan covenants on us. We have in the past been unable to satisfy these covenants., In the event we fail to satisfy the covenants or if we do not receive a waiver from our lender or a modification of same, we would be in default under our commercial loan agreement, and our lender could call the full outstanding facility due, which would have a materially adverse effect on our ability to maintain our business operations.

We are subject to a subordinate financing arrangement that requires quarterly interest payments and matures in October 2008, at which time we will be required to make a payment of approximately $6.5 million to the lender.

We are party to a subordinate loan agreement with Corporate Mezzanine II, L.P., secured by a pledge of all our assets. As of March 28, 2007, the balance of the note was approximately $6.1 million. The facility requires quarterly interest payments and matures in October 2008, at which time a balloon payment of approximately $6.5 million will be due. If we are unable to make payment on this facility at any time or at the maturity date of same, of if we are unable to abide by the financial covenants of the facility, we may be deemed in default of same. There is no assurance that we will have adequate funds or will be able to make arrangements for financing to satisfy this facility when it matures in 2008. Failing to have adequate funds to satisfy same will result in a default.

Shareholders of our common stock may face dilution of their holdings.

The exercise of some or all of our outstanding warrants and stock options would dilute the then existing stockholders’ ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for our common stock. In addition, the existence of a significant number of outstanding options and warrants could depress the price of our common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

Our common stock is subject to the “penny stock’ rules of the SEC, and the trading marketing in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Shares of our common stock are “penny stocks” as defined in the Exchange Act, which are traded in the Over-the-Counter Market on the OTC Bulletin Board. As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of shares of our common stock to certain regulations which impose sales practice requirements on brokers/dealers. For example, brokers/dealers selling securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

•	The bid and offer price quotes in and for the “penny stock” and the number of shares to which the quoted prices apply.

•	The brokerage firm’s compensation for the trade.

•	The compensation received by the brokerage firm’s salesperson for the trade.

In addition, the brokerage firm must send the investor:

•	A monthly account statement that gives an estimate of the value of each “penny stock” in the investor’s account.

•	A written statement of the investor’s financial situation and investment goals.

Legal remedies, which may be available to you as an investor in “penny stocks” are as follows:

•	If a “penny stock” is sold to an individual in violation of the rights listed above, or other federal or states securities laws, the person may be able to cancel the purchase and receive a refund

•	If the stocks are sold in a fraudulent manner, the individual may be able to sue the persons and firms that caused the fraud for damages.

•	If an arbitration agreement was signed, however, the claim may have to be pursued through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience, and investment objectives. The broker/dealer must also make a determination as to whether the transaction is suitable for the customer, and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may limit the number of potential purchases of the shares of our common stock.

Our certificate of incorporation places limitations on the liability of our directors.

Our certificate of incorporation includes a provision to eliminate, to the fullest extent permitted by the Delaware General Corporation Law as in effect from time to time (the “DGCL”), the personal liability of our directors for monetary damages arising from a break in their fiduciary duties as directors. In addition, our certificate of incorporation and by-laws include provisions requiring us to indemnify to the fullest extent permitted by the DGCL any persons made party to or threatened to be made a party to any action, suit or proceeding by reason of the fact that such person is or was a director or officer of the Company, or is or was serving at our request as a director or officer of another corporation or entity, against all expense, liability or loss incurred in connection therewith. Such provisions also permit us, to the extent authorized by our Board of Directors, to indemnify and grant rights to indemnification to our employees and agents to the fullest extent such indemnification is available to officers and directors.

Certain provisions in our certificate of incorporation and by-laws may make it more difficult to effectuate change in the composition of our Board.

Certain provisions in our certificate of incorporation and by-laws may make it more difficult for holders of a majority of the outstanding shares of common stock to change the composition of the Board of Directors and to remove existing management where a majority of the stockholders may be dissatisfied with the performance of the incumbent directors or otherwise desire to make changes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

BrandPartners’ executive offices, as well as the offices for Brand Retail and Building Partners, are located in Rochester, New Hampshire, where we lease a facility of approximately 82,000 square feet. The annual rent for this location is approximately $315,000. The lease for this location expires in August of 2011. We also lease a warehouse, which houses our production facilities and our inventory, in Rochester, New Hampshire of approximately 72,000 square feet at an approximate annual rent of $290,000. This lease expires also in August 2011.

We also lease and maintain a design center of approximately 3,000 square feet in New York City. The New York Design Center is dedicated to design, brand strategy, and business development. This lease expires in January 2010 and provides for annual rent of approximately $114,000.

Our subsidiary, Grafico Incorporated, rents on a month-to-month basis approximately 1,635 square feet of office and design space in Stamford, Connecticut. This approximate annual rent is $24,000.

We anticipate that we will be able to extend these leases on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms. Our present facilities are deemed adequate for our business for the foreseeable future.

Location	Approximate Annual Rent	Square Footage	Lease Expiration

Administrative/sales office	$315,000	82,000	August 2011
Warehouse	290,000	72,000	August 2011
NY Design Center	114,000	3,000	January 2010
Grafico office	24,000	1,635	n/a

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol “BPTR.OB.” The following table shows for the periods indicated, the high and low reported sales prices per share for the common stock of the Company as reported by the Over-the-Counter Bulletin Board.

	High	Low
Calendar Year 2005

First Quarter Ended March 31, 2005	$1.15	$0.90
Second Quarter Ended June 30, 2005	0.95	0.74
Third Quarter Ended September 30, 2005	0.91	0.70
Fourth Quarter Ended December 31, 2005	0.73	0.41

Calendar Year 2006

First Quarter Ended March 31, 2006	$0.50	$0.38
Second Quarter Ended June 30, 2006	0.48	0.19
Third Quarter Ended September 30, 2006	0.24	0.11
Fourth Quarter Ended December 31, 2006	0.15	0.09

Calendar Year 2007

First Quarter (through March 23, 2007)	$0.14	$0.09

As of March 12, 2007, we had approximately 2,134_ holders of record of our common stock.

To date, we have not paid any dividends on our common stock, nor do we anticipate paying dividends on our common stock for the foreseeable future. Any payment of future cash dividends and the amount thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors.

The following table sets forth information as of March 27, 2007, related to Company compensation plans as approved by the shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] ( c)

BrandPartners 2004 Stock Incentive Plan	7,802,000	$0.54	198,000

Financial Performance Corporation 2001 Stock Incentive Plan	381,549	$0.41	4,618,451

Total	8,183,549		4,816,451

Item 6. Selected Financial Data

Years Ended December 31, 2005, 2004, 2003, 2002 and 2001
(in thousands except per share data)

	2006	2005	2004	2003	2002
For the Year
Revenues	$52,476	$52,036	$50,613	$33,667	$38,879
Income (Loss) from Continuing Operations	$(823)	$3,586	$5,134	$(10,964)	$(4,803)
Income (Loss) Per Share from Continuing Operations*	$(0.07)	$0.11	$0.17	($0.59)	($0.26)

At Year End
Total Assets	$36,506	$36,376	$37,306	$35,834	$46,738
Long Term Debt	$6,452	$6,740	$5,784	12,953	12,465
Dividends Declared Per Share	None	None	None	None	None

* Income (loss) per share from continuing operations is based on basic number of shares and does not include dilution.
The financial information for 2004 does not include the gain on forgiveness of debt.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand BrandPartners Group, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”). Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

We assist our clients in providing a positive and dynamic retail experience to their customers. Our wholly-owned subsidiaries [BrandPartners Retail, Inc. (“Brand Retail”); Building Partners, Inc. (“Build Partners”); Grafico Incorporated (“Grafico”); and BrandPartners Europe, Ltd. (“Brand Europe”)] sell similar products and services to the retail services marketplace, primarily to financial services companies, in the United States, Canada and Europe. BrandPartners is a service company challenged with meeting the needs of its clients to produce an environment, which creates an experience maximizing the client’s branded identity, and which provides the client’s customers with the messages and services so that the customer is fully aware of and can utilize the client’s product offerings.

As part of the initial contact with the client, an analysis of the client’s current locations may be required. This analysis may include the effectiveness of the client’s current brand, the placement of current marketing materials, overall interior fitness, traffic flow, and selling zones. The client may wish to create an entirely new environment, which may involve changing the branding identity, and updating the architectural and interior design. Marketing materials may also be assessed as to their effectiveness and the alignment with the branding message.

Due to the acquisition and merger activity in the financial services sector, to the lack of warehouse facilities for many of our clients, and to quantity/cost ratios of merchandising fixtures and collateral, BrandPartners also provides after-the-sale services to many of our clients. Clients frequently purchase additional inventory to provide for future needs, with BrandPartners providing warehousing and fulfillment services to bring the client’s inventory to its locations as requested.

Our revenue has fluctuated historically due to the project nature of BrandPartners’ larger contracts. We have sought to expand our market focus to include firms outside the financial services marketplace to provide more consistent revenue. To take advantage of new market opportunities, we continue to invest in research and development for new products and in existing products that we believe can contribute significantly to our long term growth.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Actual results may differ from these estimates.

Revenue Recognition

BrandPartners records revenue using the accounting method appropriate to the product and/or service being delivered. This is generally percentage-of-completion, based upon actual costs incurred to date on such contracts. Contract costs include all direct materials, labor, and subcontractor costs. Anticipated losses are provided for in their entirety without reference to percentage-of-completion. Revenue on those products and services, which are not delivered as part of a larger project, are recognized as they are shipped or delivered, depending upon the nature of the product and/or service. General and administrative expenses are accounted for as period charges, and therefore, are not included in the calculation of the estimates to complete.

Accounts Receivable

Periodically, the Company reviews accounts receivable to assess its estimates of collectibility. BrandPartners provides valuation reserves for bad debts based on specific identification of likely and probably losses. In addition, BrandPartners provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company’s valuation reserves to increase include other factors negatively impacting the clients’ ability to pay their obligations as they come due, and the quality of the collection efforts.

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

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are:

•	Recognition of the amount of taxes payable or refundable for the current year

•	Recognition of deferred tax liabilities and assets for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns

Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues from continuing operations increased approximately $440,000 or 1% for the twelve months ended December 31, 2006. The increase was due to:

•	Increased building activity in community banking sector
•	Offset by slow down in investment in capital improvements by larger financial institutions

Cost of Revenues. Cost of revenues increased 13% or approximately $5 million, which due to the product and services mix, resulted in a cost of revenues as a percentage of revenue of 81% as compared to 72% for the year ended December 31, 2005.

Selling, General and Administrative Expenses. SG&A expense decreased approximately $160,000 for the twelve months ended December 31, 2006. This decrease was due to the following:

•	Decrease in sales and marketing expenses for Brand Retail and Grafico of approximately $750,000

•	Decrease in insurance expense for BrandPartners Group of approximately $100,000

•	Offset by an increase in general and administrative salaries and wages of approximately $190,000

•	Offset by an increase in consulting expense to BrandPartners Group and Brand Retail of approximately $180,000

•	Offset by an increase in depreciation expense for Brand Retail of approximately $100,000

•	Offset by an increase in the bad debt accrual expense for Brand Retail and Grafico of approximately $80,000

•	Offset by an increase in the use of general and administrative temporary help at Brand Retail and Grafico of approximately $50,000

•	Offset by an increase in equipment lease expense at Brand Retail of approximately $50,000

•	Offset by an increase in 401(k) fees and matching contributions of approximately $40,000 due to increased participation by the employees of Brand Retail

Interest Expense. Interest expense increased approximately $437,000 or 41% for the twelve months ended December 31, 2006 due to an increase in the prime and LIBOR interest rates, and the additional interest on the revolving line of credit as required in the amended financial covenants for the Company’s facility.

Income Taxes. As the Company incurred a loss for the year ended December 31, 2006, we did not accrue income taxes. This resulted in a net change of approximately $600,000 when compared to December 31, 2005.

Net Income (Loss). As compared to December 31, 2005, the net loss at December 31, 2006 of approximately $2.3 million resulted in a negative change of approximately $4.2 million or 221%.

The net loss was the result of the following:

•	Decrease in contract sales
•	Increase in interest expense
•	Offset by decrease in sales, general and administrative expense

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Revenues from continuing operations increased 3% or approximately $1.4 million for the twelve months ended December 31, 2005. The improvement was due to:

•	Strength in industry

•	Improved visibility to BrandPartners product and service offerings

•	Offset by project delays because of permitting issues, weather conditions, and property availability. Completion of certain projects delayed some revenues to a future fiscal period

Cost of Revenues. Cost of revenues from continuing operations increased 7% or approximately $2.3 million. The increase was due to the change in product mix and higher product costs. The relationship of cost of revenues as a percentage of revenue increased slightly from 69% to 72% due to the factors noted above.

Selling, General and Administrative Expenses. Sales, general and administrative expenses are accounted for as period charges and increased approximately $1.7 million or 18% from 2004 to 2005. This increase is primarily attributable to:

•	Addition of sales personnel at Brand Retail, Brand Europe and Grafico for approximately $791,000, including wages and travel

•	Increase in marketing expense of approximately $1.2 million for Brand Retail and Brand Europe

•	Increase in professional service expenses of approximately $271,000

•	Increase in depreciation expense for Brand Retail, Brand Europe and Grafico of approximately $176,000.

•	Increase in computer expense of approximately $66,000 for Brand Retail and Grafico.

•	Offset by decrease in salaries and wages of approximately $724,000

•	Offset by decrease in corporate travel expenses of approximately $109,000

Interest Expense

Interest expense from continuing operations increased approximately $31,000 or 3% for the twelve months ended December 31, 2005. This increase is primarily due to:

•	Restructuring of credit facility
•	Offset by reduction in term loan
•	Offset by reduction in line of credit

Other Income (Expense). In 2004 other expense consisted of a Gain in Forgiveness of Debt (See Note F in the attached consolidated financial statements). There was no Other Income (Expense) in 2005.

Income Taxes. For the year ended December 31, 2005, the Company and its Subsidiaries accrued approximately $607,000 for federal and state income taxes. The Company had previously unused Net Operation Losses (“NOL’s”) of approximately $7 million. However, the use of NOL’s is restricted in many states and federally by the Alternative Minimum Tax.

Net Income. Net income decreased approximately $12.3 million for the twelve months ended December 31, 2005 as compared to 2004. The decrease is due to:

•	Increase in cost of goods as a percentage of revenue, as noted above

•	Increase in sales, general and administrative expenses due to the factors noted above

•	Gain from forgiveness of debt recognized in 2004. This is discussed in more detail in Note F to the financial statements.

Net income from operations, which excludes the gain on forgiveness of debt, decreased approximately $2.6 million from 2004 and was due to the factors noted above.

Liquidity and Capital Resources

As of December 31, 2006, the Company had negative working capital (current assets less current liabilities) of approximately $2.4 million, and a working capital ratio (current assets to current liabilities) of approximately .81 to 1. At December 31, 2005, the Company had negative working capital of approximately $244,000 and a working capital ratio of .98:1. This change in working capital arises primarily from the increase in the Billings in Excess of Cost account.

Cash flows provided by operating activities were approximately $761,000, $372,000, and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, cash flows were provided by cash received for the payment of accounts receivable, and the increase in accounts payable and job costing. In 2005, cash flows were provided by a reduction in inventory and an increase in accounts payable offset by a reduction in accounts receivable. The aggregated changes in the Cost in Excess of Billings and Billings in Excess of Cost accounts increased cash by approximately $1.8 million in 2006, decreased cash by $3.0 million in 2005, and decreased cash by $828,000 in 2004. These accounts are used to track the timing differences between revenue recognition and invoicing, and are discussed in more detail in Note I in the attached notes to the financial statements.

Investing activities (used) approximately $550,000 in 2006 for computer and related software purchases. For 2005, invested cash was decreased by approximately $689,000 due to computer equipment acquisitions with related software. Equipment acquisitions and the purchase of a 15% membership interest in an unrelated party resulted in approximately $800,000 in cash being used for investing activities for 2004.

In 2006 long term debt was reduced, and as of December 31, 2006, there was minimal short term debt activity, resulting in a net decrease in cash of approximately $225,000. Repayment of the prior credit facility offset by new long term debt borrowings resulted in net cash usage of approximately $2.1 million for financing activities in 2005. Net borrowings on short term and long term debt offset by the proceeds from the private placement of equity resulted in financing activities using approximately $75,000 in cash for 2004.

While we believe that our cash balances with the funds available under our existing credit facilities will be sufficient to meet our operating and recurring cash needs for foreseeable periods, retirement of debt, acquisitions, or other strategic initiatives may require the raising of additional funds.

We have not paid dividends on our common stock, and have no intention to pay any dividends in the foreseeable future.

The Company’s material commitments as regards capital resources consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in Note R in the notes to the consolidated financial statements.

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB No. 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, as well as establishing a requirement to evaluate interests in securitized financial assets to identify interests. FASB No. 155 further amends FASB No. 140 to eliminate the prohibition on a qualifying special-purpose entity’s holding a derivative instrument. The guidance in FASB No. 155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, and which concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. FASB No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued Statement No. 156 (“FASB No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. FASB No. 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset occurs by entering into a service contract. FASB No. 156 also requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value utilizing the amortization method or the fair market value method. FASB No. 156 is effective at the beginning of the first fiscal year that begins after September 25, 1006. FASB No. 156 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measure attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The other accounting pronouncements affected include Statements No. 107, Disclosures about Fair Value of Financial Instruments; No. 115, Accounting for Certain Investments; No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations; No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 157 is effective for financial statements issued for fiscal years after November 15, 2007, and interim periods within those fiscal years. Statement No. 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 recommends using both the “rollover” and “iron curtain” approaches when quantifying misstatements from prior years in order to determine materiality. If the misstatement in the current year financial statements is material after the application of both the “rollover” and “iron curtain” approaches, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. If the cut-off error that existed in the prior year was not discovered until the current year, a separate analysis of the prior year (and any other prior year in which previously undiscovered errors existed) would need to be performed to determine where such prior year financial statements were materially misstated. If a material misstatement did occur, then the prior year financial statements would need to be restated. SAB 108 is effective for fiscal years ended after November 15, 2006. SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement No. 159 (“FASB 159”), The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The measurement option is applied to:

1. Recognized financial assets and financial liabilities except for:

a.   An investment in a subsidiary that the entity is required to consolidate

b.   An interest in a variable interest entity that the entity is required to consolidate

c.
Employees’ and plans’ obligations for pension benefits, other than postretirement benefits, post-employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associates, credit unions, and other similar depository institutions

f.	Financial instruments that are in whole, or in part, classified by the user as a component of shareholders’ equity

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments.

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services.

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method.

2.     Is irrevocable (unless a new election date occurs)

3.     Is applied only to entire instruments and not to portions of instruments.

This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. FASB 159 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company’s Facility with the $2,000,000 term note and revolving line of credit expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Facility accrues interest at the Prime Rate or at LIBOR plus an applicable margin.

The table below provides information on the Company’s market sensitive financial instruments as of December 31, 2006:

	Principal Balance	Weighted Average Interest Rate at December 31, 2006

Term Loan	$944,445	7.85%
Revolving Credit Facility	$0	8.10%

Holding Company and Operating Subsidiaries

We conduct our business through our subsidiaries (BrandPartners Retail, Inc.; Grafico, Incorporated; Building Partners, Inc.; BrandPartners Europe, Ltd.). We have relied and continue to rely on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital, and meet our operating requirements. Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our present subsidiaries and any other operating subsidiaries we may subsequently acquire. If we were unable to receive cash funds from any of our operating subsidiaries, our operations and financial condition would be materially and adversely affected.

Stock Price Fluctuations

The market price of our common stock has fluctuated significantly and may be affected by our operating results, changes in our business and management, changes in the industries in which we conduct our business, and general and market conditions. In addition, the stock markets commonly experience price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. The price of our common stock may fluctuate significantly in the future.

Inflation

We do not believe that inflation has had a material effect on the Company’s results of operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “expects,” and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive, and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

•	The continued services of James Brooks as Chairman of the Board and Chief Executive Officer of BrandPartners Group.

•	Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate the acquired businesses

•	Changes in our business strategies or development plans

•	Competition

•	Our ability to grow within the financial services industry

•	Our ability to successfully penetrate other markets

•	General economic and business conditions, both nationally and in the regions in which we operate

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of the unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company’s periodic reports on Form 10-K, Form 10-Q, and other filings with the Securities and Exchange Commission.

Item 8. Financial Statements

The audited, consolidated financial statements of the Company for the years ended December 31, 2006, 2005 and 2004 are set forth at the end of this Annual Report on Form 10-K and begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 18, 2005, the Company dismissed Albanese as its independent auditor. The decision to dismiss Albanese was approved by the Company’s Board of Directors. The financial statements for the period audited did not contain an adverse opinion nor a disclaimer of opinion, nor were the financial statements qualified or modified as to uncertainty, audit scope, or accounting principles. During the period in which Albanese audited the Company’s financial statements and the interim period in which Albanese served as the Company’s certifying accountant, there were no disagreements with Albanese on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Albanese, would have caused Albanese to make reference to the subject matter of such disagreements in connection with the audit report. In addition, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On April 18, 2005, upon the approval of the Board of Directors, the Company engaged Moore Stephens, P.C. (“Moore Stephens”) to audit the consolidated financial statements of the Company for the year ended December 31, 2005. During the two most recent fiscal years, we had not consulted with Moore Stephens regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Neither a written report nor oral advice was provided that would have been an important factor considered in our reaching a decision as to any accounting, auditing, or financial reporting issue, or any matter that was the subject of a disagreement.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Based upon the evaluation of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by the annual report, the Chief Executive Officer and Chief Financial Officer have concluded that in their judgment, the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company’s subsidiaries, is accumulated and communicated to the Company’s management, including its principal executive and financial officers of the Company, or its subsidiaries, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. The design of any system of controls and procedures is based in part on certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are being met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may be inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

(b)	Changes in internal controls

Not applicable

Item 9B. Other Information

Effective March 1, 2007, the Company and its Chief Financial Officer, Suzanne Verrill, entered into a separation agreement whereby Ms. Verrill will no longer serve at the Company’s Chief Financial Officer. In connection with the separation agreement, Ms. Verrill has further agreed to serve as a consultant to the Company whereby from time to time she will provide advice on financial and accounting related matters.

Part III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Name	Age	Position	Expiration

James F. Brooks	44	Chairman of the Board,and Chief Executive Officer

Richard Levy	72	Director	2008
J. Weldon Chitwood	42	Director	2008
Clifford D. Brune	53	Director	2009

Suzanne M. Verrill	60	Chief Financial Officer and Secretary	n/a

Set forth below is information relating to the business experience of each of the directors and executive officers of the Company

James F. Brooks joined the Company’s operating subsidiary, BrandPartners Retail, Inc., as Chief Operating Officer in June 2002. Mr. Brooks was elected Interim President of the Company in September 2003 and was appointed Chief Executive Officer in October 2003, and President and Secretary of the Company in August 2004. He was appointed Chairman of the Board in August 2006. Mr. Brooks has held senior management positions with subsidiaries of major international corporations and start-up companies. Prior to June 2002, Mr. Brooks was a consultant with Getzler & Co., a national management and financial consulting firm specializing in corporate turnaround and restructuring. From 2000 through March 2001, he was Senior Vice President of Cityspree, Inc., an offline and online start-up company that offered local businesses an innovative, barter-based marketing model via gift certificate auctions on e-Bay and other auction oriented web sites. From 1998 to 1999, Mr. Brooks served as the Vice President, North and South America, of acquisitions and development for Swissotel, a subsidiary of Swissair. From 1996-1997, Mr. Brooks was a co-founder of Sorbak, Inc., a wholesale and retail franchisee of a national chain focused on ergonomic and back care products. From 1989 to 1995, Mr. Brooks served as Vice President, North America, of acquisitions, development, and asset management for Meridien Hotels, a subsidiary of Air France. Mr. Brooks graduated with a B.A. cum laude in 1984 from Connecticut College, and has an M.B.A. from the Harvard Business School, awarded in 1989.

Clifford D. Brune, C.P.A. was appointed a Director of the Company in December 2005. At that time, Mr. Brune was also appointed to the Company’s Compensation and Audit Committees and serves as the Chairman of both committees. He was elected as a Class II Director of the Company in June 2006. Mr. Brune was previously employed by the Company from September 2004 through January 2005, and currently serves as a consultant to the Company. He has acted in such capacity from time to time since October of 2003. Mr. Brune has been a consultant to various public and private companies with respect to organizing growth and restructuring since 1999. Mr. Brune, formerly with Coopers & Lybrand, is a Certified Public Accountant, and is a member of the AICPA with over 25 years of experience in working with public companies. He received a BS degree in Accounting and Finance from the University of South Carolina.

J. Weldon Chitwood has been a Director of the Company since October 2003 and served as corporate secretary of the Company from November 2003 through April 2004. He was formerly a managing partner of Redwood Grove Capital Management, an institutional investor based in San Francisco and New York, and served as managing partner. Prior to his service with Redwood Grove Capital Management, Mr. Chitwood spent sixteen years with Shaw Industries, preceding its acquisition by Berkshire Hathaway in January 2001. While with Shaw Industries, Mr. Chitwood was responsible for the turnaround of five different businesses in wholesale, international, and commercial contracting. Mr. Chitwood attended the University of Georgia and obtained a degree in economics.

Richard Levy has been a director of the Company since April 1994 and was Secretary of the Company from 1994 through August 2001. Since February 2007, Mr. Levy has been with Silverstein Properties, Inc., owners of property in Manhattan, including the World Trade Center properties. From October 2000 Mr. Levy was a Senior Managing Director of Insignia/ESG, a real estate management and brokerage firm, until the company merged with CB Richard Ellis, where Mr. Levy was employed as a Senior Vice President. From March 1998 to October 2000, Mr. Levy was a Senior Vice President of Tishman Real Estate Services, a real estate consulting and brokerage firm, and was employed in various positions with the firm for almost 40 years.

SIGNIFICANT EMPLOYEES WHO ARE NOT DIRECTORS OR DIRECTOR NOMINEES

Suzanne M. Verrill was appointed Chief Financial Officer of the Company as of April 26, 2004. Effective March 1, 2007, the Company and Ms. Verrill entered into a separation agreement whereby Ms. Verrill will no longer serve as the Company’s Chief Financial Officer. Ms. Verrill also had served as the Chief Financial Officer of BrandPartners’ wholly owned subsidiary BrandPartners Retail, Inc., and served as Chief Financial Officer since January 1, 2004. Ms. Verrill also served as the Chief Financial Officer for the Company’s other wholly owned subsidiaries - Grafico Incorporated; Building Partners, Inc.; and BrandPartners Europe, Ltd. She served as Controller for BrandPartners Retail from January 1, 1998 until her appointment as Chief Financial Officer. Ms. Verrill has over 25 years of experience in finance and has worked for such companies as Digital Equipment, and WPI Termiflex. She has a Bachelor’s degree in Accounting from Southern New Hampshire University, and an MBA from the Whittemore School of Business, University of New Hampshire.

Anthony J. Cataldo was appointed Non-Executive Chairman in October 2003, and resigned his position in August of 2006.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year ended December 31, 2006, the Board of Directors met seven (7) times with all incumbent Directors attending in excess of 75% of the meetings. Additionally, during the fiscal year ended December 31, 2006, the Company’s Audit Committee met four (4) times and its Compensation Committee met three (3) times.

Audit Committee

The Audit Committee is currently comprised of Clifford D. Brune, a licensed Certified Public Accountant, who serves as Chairman. Additionally, current members of the committee include J. Weldon Chitwood and Richard Levy. The role of the Audit Committee (the “Committee”) is to assist the Board in its oversight of the Company’s financial reporting process. The Committee operates pursuant to a Charter that was last amended and restated by the Board in 2004. A copy of the Committee’s charter is available on the Company’s website at www.bptr.com.

The management of the Company is responsible for the preparation, presentation, and integrity of the Company’s financial statements, the Company’s accounting and financial reporting principles, and the internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements, and for expressing an opinion as to their conformity with generally accepted accounting principles.

In the performance of its oversight function, the Committee reviewed the Company’s quarterly financial reports and regulatory issues facing the Company. Members of the Audit Committee as presently constituted met and held discussions with Moore Stephens, P.C., who served as the Company’s independent auditors. Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the Committee reviewed and discussed the consolidated financial statements with management and with the Company’s independent auditors. The Committee also discussed with the Company’s independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU 308), as amended.

In addition, the Committee discussed with its auditors their independence from the Company and its management, and the auditors provided the Company the written disclosures and letter required from an independent auditor by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees).

The Committee discussed with the independent auditors the overall scope and plans for the audit. The Committee met with the Company’s auditors, with and without management present, to discuss the results of their examination, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

Mr. Clifford D. Brune, C.P.A., serves as the “audit committee financial expert” for purposes of the Securities and Exchange Commission’s rules. Members of the Committee rely, without independent verification, on the information provided to them and on the presentations made by management and the independent auditors. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Further, the Audit Committee’s reviews and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted accounting standards, that the financial statements are presented in accordance with generally accepted accounting principles, or that the Company’s auditors are in fact “independent.”

Compensation Committee

The Compensation Committee is currently comprised of Clifford D. Brune, a licensed Certified Public Accountant, who serves as Chairman, and J. Weldon Chitwood and Richard Levy. The Committee is responsible for approving the nature and amount of compensation to be paid to, and the employment agreements with, BrandPartners’ executive officers and senior management, establishing and evaluating performance-based criteria and goals related to compensation, administering BrandPartners’ cash bonus and equity-based plans, determining the balance of short- and long-term compensation to be awarded under these plans with respect to any particular year, and determining and overseeing BrandPartners’ compensation and benefits policies generally. The Compensation Committee currently does not have a charter.

Compensation Policy.

We seek to offer those types of compensation that will serve to attract, motivate, and retain highly qualified executive officers and key employees in an effort to enhance BrandParnters’ success and shareholder value. In addition, our compensation policies are designed to align the interests of management with BrandPartners’ shareholders. In order to do so, we consider a range of short-and long-term cash, and non-cash compensation elements. We believe this serves the goals of compensating BrandPartners’ executive officers competitively on a current basis, tying a significant portion of the executives’ compensation to company performance, and allowing the executive officers and key employees to gain an ownership stake in BrandPartners commensurate with their relative levels of seniority and responsibility. Each year, we perform a review of the executive compensation programs, compensation philosophy, and committee mission and performance. In addition, each year we review the nature and amounts of all elements of the executive officers’ compensation, both separately and in the aggregate, to ensure that the total amount of compensation is competitive with respect to BrandPartners’ peer companies, and that there is an appropriate balance for compensation that is tied to the short- and long-term performance of the Company.

Nominating Committee

The Nominating Committee currently does not have a charter. The Committee is intended to assist in the oversight of the Company’s corporate governance matters, including the determination of the independent of current and prospective Board members, periodic evaluation of the Board of Directors, its committees and individual directors, and the identification and selection of director nominees.

Code of Ethics

The Company has adopted a Code of Ethics effective as of December 8, 2004. The Code is posted on the Company’s corporate website at www.bptr.com.

Item 11. Executive Compensation

The following chart displays the compensation for the officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in peinsion value and non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James F. Brooks (1)	2006	$360,000	$70,000	$-	$-	$-	$-	$57,922	$487,922
Chairman/Chief Exec. Officer	2005	344,077	-	-	250,000	-	-	47,877	641,954
	2004	300,000	50,000	-	1,040,000	-	-	47,070	1,437,070

Suzanne M. Verrill (2)	2006	145,000	20,000	-		-	-	10,751	175,751
Chief Financial Officer	2005	129,620	-	-		-	-	7,231	136,851
	2004	99,920	35,000	-		-	-	6,170	141,090

(1) Mr. Brooks was appointed Chairman in August 2006. He entered into an employment agreement as of October 2003 to serve as Chief Executive Officer. The term of the employment agreement is through March 15, 2008. Mr. Brooks also serves as Chief Executive Officer and President of the Company’s wholly-owned subsidiary, BrandPartners Retail, Inc. The exercise price of all of Mr. Brooks’ options exceeded the closing price of the company’s closing stock price as of December 31, 2006.

Column (f) Option Awards consists of the following options:

No. Shares	Exercise Price	Value	Vesting Date	Expiration Date
100,000	$0.15	$15,000	October 8, 2003	October 8, 2008
500,000	$0.20	$100,000	November 10, 2003	November 10, 2008
175,000	$0.26	$45,500	October 2, 2003	October 1, 2008
500,000	$0.30	$150,000	November 10, 2003	November 10, 2008
500,000	$0.50	$250,000	January 5, 2005	January 5, 2010
1,000,000	$0.51	$510,000	February 20, 2004	February 20, 2009
1,000,000	$0.53	$530,000	June 25, 2004	June 25, 2009
50,000	$0.76	$38,000	June 2, 2003	June 2, 2010

3,825,000		$1,638,500

2003 vesting date		$348,500
2004 vesting date		$1,040,000
2005 vesting date		$250,000
Total		$1,638,500

Column (i) All Other Compensation consists of - health insurance, housing, meal and car allowance in accordance with the terms of Mr. Brooks amended employment contract entered into March 16, 2005.

(2)
Ms. Verrill was appointed Chief Financial Officer in April 2004 and served in that capacity pursuant to the terms of an employment agreement through March 1, 2007. She also served as Chief Financial Officer for BrandPartners Retail, Inc; Grafico Incorporated; Building Partners, Inc.; and BrandPartners Europe, Ltd., the Company’s wholly-owned subsidiaries. The exercise price of all of Ms. Verrill’s options exceeded the closing price of the company’s closing stock price as of December 31, 2006

Column (f) Option Awards consists of the following options:

Number of	Exercise		Vesting	Expiration
Shares	Price	Value	Date	Date
75,000	$0.50	$37,500	April 5, 2005	April 5, 2010
20,000	$0.51	$10,200	February 19, 2005	February 19, 2010
75,000	$0.53	$39,750	April 1, 2004	July 27, 2009
2,198	$1.00	$2,198	February 4, 2002	February 4, 2010
172,198		$89,648

2002 vesting date		$2,198
2004 vesting date		$39,750
2005 vesting date		$47,700

Total		$89,648

Column (i) Other Compensation consists of the Company’s contribution to health insurance.

The following table set forth information with respect to the Company’s executives listed in the Summary Compensation Table above concerning the number of unexercised options and the value of unexercised options held by such executives as of the end of 2006. No options were granted nor exercised by such executives during 2006.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

	Exercisable	Unexercisable

James F. Brooks	0	100,000	0	$0.15	10/8/2008	0	$0	0	$0
		500,000		$0.20	11/10/2008
		175,000		$0.26	10/1/2008
		500,000		$0.30	11/10/2008
		500,000		$0.50	1/5/2010
		1,000,000		$0.51	2/20/2009
		1,000,000		$0.53	6/25/2009
		50,000		$0.76	6/2/2010

Suzanne M. Verrill	0	75,000		$0.50	4/5/2010
		20,000		$0.51	2/19/2010
		75,000		$0.53	7/27/2009

Other Benefits

The Company provides life insurance of one times annual salary, and short and long term disability insurance to all employees at no cost to the employees.

Employment Contracts

On August 13, 2004, the Company entered into an amended employment agreement with James F. Brooks (amending his October 2003 employment agreement), pursuant to which Mr. Brooks agreed to serve as President, Chief Executive Officer, and Corporate Secretary of the Company for a term of three years, ending August 15, 2007. Pursuant to the agreement, the Company agreed Mr. Brooks a salary of $360,000 per annum, subject to annual review by the Compensation Committee. The agreement also contains a change of control provision, which, if invoked, entitles Mr. Brooks to receive all payments due to him under the agreement at said time with a minimum of six months salary. On March 16, 2005, Mr. Brooks’ agreement was amended to extend the term through March 15, 2008 and to permit Mr. Brooks to engage in outside consulting, provided that the Company’s Board of Directors determined that said services do not conflict or interfere with Mr. Brooks’ responsibilities and obligations to the Company. Mr. Brooks was named Chairman of the Board of Directors in August of 2006.

On July 24, 2004, the Company entered into an employment agreement with Suzanne M. Verrill. The initial term of the employment agreement was through December 31, 2005 and renewed annually thereafter unless terminated by the Company upon a minimum of ninety (90) days notice prior to the renewal date. The Board of Directors amended Ms. Verrill’s agreement on August 2, 2005 pursuant to which Ms. Verrill served as the Chief Financial Officer of BrandPartners Group, Inc. Ms. Verrill’s annual salary for the most recently completed fiscal year was $145,000. Ms. Verrill entered into a separation agreement with the Company effective March 1, 2007 terminating her employment agreement with the Company.

On March 16, 2005, the Company amended its agreement with its Non-Executive Chairman of the Board. This agreement, which was to expire on March 15, 2008, provided for monthly payments of $30,000 and severance payments, as defined in the agreement. On August 10, 2006, the Non-Executive Chairman resigned from the Board of Directors pursuant to a separation agreement. The separation agreement provided for issuance of $90,000 in the Company’s restricted common stock and cash payments through May 2007, totaling $180,000. All severance expense was recognized as of December 31, 2006.

Director Compensation

The following table illustrates Director Compensation for fiscal year 2006:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)

Clifford D. Brune (1)	$10,000	$0	$0	$0	$0	$215,000	$225,000
J. Weldon Chitwood (2)	$5,000	$0	$0	$0	$0	$0	$5,000
Richard Levy (3)	$5,000	$0	$0	$0	$0	$0	$5,000

(1)
Clifford D. Brune was appointed a director of the Company in December 2005 and elected as a director in June 2006. He receives a stipend as a Director and for serving as the Chairman of the Audit Committee and the Compensation Committee. Mr. Brune also receives additional monies for his consulting services to the Company.

(2)	J. Weldon Chitwood has been a director of the Company since October 2003 and receives a stipend as a Director.

(3)	Richard Levy has been a director of the Company since April 1994 and receives a stipend as a Director.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s Directors and executive officers, and persons who own more than ten percent of any class of its equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership, and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors, and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, that all filing requirements applicable to its officers, directors, and greater than ten percent stockholders were complied with during 2006.

The following table sets forth certain information regarding ownership of the Company’s common stock as of March 15, 2007 by (a) each person who is known to us to be the beneficial owner of more than 5% of the common stock of the Company, (b) each of our directors, (c) each of our executive officers, and (d) all directors and executive officers of the Company as a group. The following information is based in part upon data furnished by the persons indicated below.

Name and Address of Beneficial Owner (1)	Amount Beneficially Owned (2)	Percent of Class

Robert S. Trump (3)	4,455,422	12.8%
Longview Fund, L.P. (4)	3,185,517	9.1%
Gruber & McBaine Capital Management (5)	2,718,500	7.8%
Heartland Advisors, Inc. (6)	1,489,487	4.3%
MicroCapital (7)	2,952,800	8.5%
James F. Brooks (8)	3,856,100	11.0%
Clifford D. Brune (9)	1,000,000	2.9%
J. Weldon Chitwood (10)	500,000	1.4%
Richard Levy (11)	500,000	1.4%
Suzanne Verrill (12)	173,496	0.5%
Anthony Cataldo (13)	4,638,462	13.3%
All directors and executive officers as a group	6,029,596	17.3%
(5 persons)

Total	31,499,380

(1)	Unless otherwise indicated, the business address for each of such beneficial owners is in care of BrandPartners Group, Inc., 10 Main Street, Rochester, New Hampshire 03839.

(2)
Directly and indirectly. The inclusion of securities owned by others as beneficially owned by the respective individuals does not constitute an admission that such individuals are the beneficial owners of such securities.

(3)	Represents 4,455,422 shares of common stock. The business address for Mr. Trump is in care of Trump Management, Inc., 2611 West Second Street, Brooklyn, NY 11223

(4)
Represents 3,185,517 shares of common stock. The address for Longview Fund L.P. is 600 Montgomery St., 44th Floor, San Francisco, CA 94111. Besides the shares of common stock reported on Form 13G, Longview Fund owns 196,667 warrants for common stock priced at $0.85 per share.

(5)	Includes shares beneficially owned by various individuals with share voting power by Gruber and McBaine Capital Management, 50 Osgood Place, Penthouse, San Francisco, CA 94133.

(6)	Includes shares beneficially owned by various individuals with share voting power by Heartland Advisors, 789 N. Water St., Milwaukee, WI 53202.

(7)	Includes shares beneficially owned by various individuals with share voting power by MicroCapital Fund, LP, 5775 Peachtree Dunwoody Rd., Building G, Suite 300, Atlanta, GA 30346.

(8)
Mr. Brooks is the Company’s Chairman of the Board of the Directors, President and Chief Executive Officer. This represents: (a) 31,100 shares of common stock; (b) options to purchase 100,000 shares of common stock from the Company exercisable until October 8, 2008 at $0.15 per share; (c) options to purchase 500,000 shares of common stock from the Company exercisable until November 10, 2008 at $0.20 per share; (d) options to purchase 175,000 shares of common stock from the Company exercisable until October 1, 2008 at $0.26 per share; (e) options to purchase 500,000 shares of common stock from the Company exercisable until November 10, 2008 at $0.30 per share; (f) options to purchase 500,000 shares of common stock from the Company exercisable until January 5, 2010 for $0.50 per share; (g) options to purchase 1,000,000 shares of common stock from the Company exercisable until February 20, 2009 for $0.51 per share; (h) options to purchase 1,000,000 shares of common stock from the Company exercisable until June 25, 2009 at $0.53 per share; (i) options to purchase 50,000 shares of common stock from the Company exercisable until June 2, 2010 at $0.76 per share.

(9)
Mr. Brune is a member of the Company’s Board of Directors. This represents: (a) options to purchase 250,000 shares of common stock from the Company exercisable until September 10, 2009 at $0.54 per share; (b) options to purchase 250,000 shares of common stock from the Company exercisable until January 5, 2010 at $0.50 per share; and (c) options to purchase 500,000 shares of common stock from the Company exercisable until December 29, 2010 at $0.43 per share.

(10)
Mr. Chitwood is a member of the Company’s Board of Directors. This represents: (a) options to purchase 400,000 shares of common stock from the Company exercisable until October 15, 2008 at $0.30 per share; and (b) options to purchase 100,000 shares of common stock from the Company, exercisable until February 7, 2010, at $0.50 per share.

(11)
Mr. Levy is a member of the Company’s Board of Directors. This represents: (a) options to purchase 400,000 shares of common stock from the Company exercisable until October 15, 2008 at $0.30 per share; and (b) options to purchase 100,000 shares of common stock from the Company exercisable until February 7, 2010 at $0.50 per share.

(12)
Ms. Verrill is the Company’s former Chief Financial Officer. This represents: (a) 1,298 shares of common stock; (b) options to purchase 20,000 shares of common stock from the Company exercisable until February 19, 2009 at $0.51 per share; (c) options to purchase 75,000 shares of common stock from the Company exercisable until July 27, 2009 at $0.53 per share; (d) options to purchase 2,198 shares of common stock from the Company at $1.00 per share exercisable until February 4, 2010; and (e) options to purchase 75,000 shares of common stock from the Company at $0.50 per share exercisable until April 5, 2010.

(13)
Mr. Cataldo was the Company’s Non-Executive Chairman until his resignation in August of 2006. This represents (a) 938,462 shares of common stock; (b) options to purchase 700,000 shares of common stock from the Company exercisable until October 8, 2008 at $0.20 per share; (c) options to purchase 1,500,000 shares of common stock from the Company exercisable until October 8, 2008 at $0.30 per share; (d) options to purchase 1,000,000 shares of common stock from the Company exercisable until June 28, 2009 at $0.53 per share; and (e) options to purchase 500,000 shares of common stock from the Company exercisable until January 3, 2010 at $0.50 per share.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Chitwood and Mr. Levy are both independent members of the Board of Directors. The Company does not have any specific guidelines related to the independence of the members of its Board of Directors as it is not listed on any national securities exchange or with any national securities association and its stock is traded on the over the counter bulletin board.

On February 1, 2005, the Company signed an agreement for consulting services with Clifford D. Brune, who became a member of the Board of Directors on December 29, 2005. The agreement provided for twelve months of consulting services at a fee of $15,000 per month. The agreement also provided for a one-time payment of $95,000. If the agreement were to be terminated due to specific instances set out in the agreement, Mr. Brune would be entitled to receive all payments under the agreement or four months of payments, whichever would be greater. On December 19, 2005, the agreement was amended to change the term of the agreement from a term of twelve months to “month-to-month.” The amended agreement provides for a minimum six month written notice if either the Company or Mr. Brune elects to terminate the agreement.

The former Non-Executive Chairman, Anthony Cataldo, served as an independent member of the Board of Directors before his resignation in August 2006.

Item 14. Principal Accountant Fees and Services

	2006	2005

Audit fees	$125,100	$196,646
Audit related fees	$12,000	$12,000
Tax fees	$20,760	$20,000
All other fees	$0	$0

Totals	$157,860	$228,646

The classification “audit fees” includes fees for the audits of the Company’s annual financial statements for 2006 and 2005 and the quarterly review of the statements. “Audit-related services” consists primarily of the review of registration statements and the issuance of related consents. “Tax fees” include tax planning and the preparation of the Company’s tax returns. Moore Stephens did not provide any tax or financial information systems design or implementation services to the Company for the year 2006.

PART IV
Index to Exhibits

2.1
Agreement and Plan of Merger, dated as of August 1, 2001, between Financial Performance Corporation and the Company (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

3.1	By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report in Form 10-QSB for the quarter ended September 30, 2001).

3.2	Certificate of Incorporation dated August 7, 2001 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

4.2	Certificate of Designation of Class A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 31, 2001).

10.1
Form of Indemnification Agreement between the Company and its Officers and Directors (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1, Registration No. 33-20886).

10.2
Restated and Amended Shareholders Agreement, dated as of October 18, 1994, by and among Michaelson Kelbick Partners Inc., Susan Michaelson, Hillary Kelbick and the Company, effective as of October 1, 1998 (incorporated by reference to Exhibit 10.80 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

10.3
Form of Warrant, dated as of October 21, 1998, between the Company and Richard Levy (incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.4
Form of Warrant Agreement, dated as of October 21, 1998, covering warrants issued to Richard Levy and others (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.5
Stock Purchase and Sale Agreement, dated as of November 17, 1999, by and among the Company, Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.6
Stock Purchase and Sale Agreement, dated as of November 17, 1999, by and among the Company, Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.7
Stockholders Agreement, dated as of November 17, 1999, by and among the Company, Robert S. Trump, Jeffrey Silverman, and Ronald Nash (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.8
Option Agreement, dated November 17, 1999, between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 30, 1999.)

10.9
Option Agreement, dated November 17, 1999, between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.10
Option Agreement, dated November 17, 1999, between Robert S. Trump and Jeffrey Silverman (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.11	Option Agreement, dated November 17, 1999, between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.12	Option Agreement, dated November 17, 1999, between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.13	Option Agreement, dated November 17, 1999, between Robert S. Trump and Ronald Nash (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.14
Stock Option Agreement, dated as of November 17, 1999, between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.15
Stock Option Agreement, dated as of November 17, 1999, between the Company and Ronald Nash (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.16
Registration Rights Agreement, dated as of November 17, 1999 by and among the Company, Robert S. Trump, William F. Finley, Jeffrey Silverman and Ronald Nash (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed November 30, 1999).

10.17
Stock Option Agreement, dated as of January 10, 2000, between the Company and Jeffrey Silverman (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.18
Stock Option Agreement, dated as of January 10, 2000, between the Company and Ronald Nash (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10.19
Agreement and Plan of Merger dated February 23, 2000, between the Company, FPC Acquisition Corp., iMapData.com, Inc., William Lilley III and Laurence J. Defiance (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed February 24, 2000).

10.20
Employment Agreement, dated April 25, 2000, between the Company and Edward T. Stolarski (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-QSB for the quarter ended March 31, 2000).

10.21
Stock Option Agreement, dated as of April 26, 2000, between the Company and Edward T. Stolarski, covering 100,000 shares of common stock (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-QSB for the quarter ended March 31, 2000).

10.22
Stock Option Agreement, dated as of April 26, 2000, between the Company and Edward T. Stolarski, covering 300,000 shares of common stock (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-QSB for the quarter ended March 31, 2000).

10.23
Stock Option Agreement, dated August 9, 2000, between the Company and Jonathan Foster (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.24
Stock Option Agreement, dated August 9, 2000, between the Company Nathan Ganther (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.25
Stock Option Agreement, dated August 9, 2000, between the Company J. William Grimes (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.26
Loan and Security Agreement, dated as of January 11, 2001, between Fleet Capital Corporation (“Fleet”) and Willey Brothers, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2001).

10.27
Secured Guaranty Agreement, dated as of January 11, 2001, executed by the Company in favor of Fleet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2001).

10.28
Agreement dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump, and Laurence DeFranco (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2001).

10.29
Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 31, 2001).

10.30
Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust - 1995, in the principal amount of $3,750,000 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 31, 2001).

10.31
Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 31, 2001).

10.32
Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 31, 2001).

10.33
Stock Purchase Agreement, dated as of January 11, 2001, by and among James M. Willey, individually and as trustee of the James M. Willey Trust - 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998, and the Company (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on January 31, 2001).

10.34
Promissory Note, dated February 12, 2001, made by iMapData in favor of Ronald Nash, in the principal amount of $50,000 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.35
Promissory Note, dated February 12, 2001, made by iMapData in favor of Jeffrey Silverman, in the principal amount of $50,000 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.36
Promissory Note, dated February 12, 2001, made by iMapData in favor of William Lilley, in the principal amount of $100,000 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.37
Stockholders Agreement dated February 12, 2001, by and among iMapData.com, Inc., financial Performance Corporation, 1404467 Ontario Limited, BP Media Intermediate Fund L.P., William Lilley, and Laurence DeFranco (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.38
Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Jeffrey S. Silverman, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.39
Subordinated Convertible Promissory Note, dated March 1, 2001, made by the Company in favor of Ronald Nash, in the principal amount of $245,000 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.40
Amendment, dated as of March 21, 2001, to Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust - 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump, and Laurence DeFranco (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.41
Amendment and Waiver Agreement, dated as of May 21, 2001, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.42
Letter Agreement, dated October 16, 2001, amending the terms of i) Stock Purchase Agreement, dated as of January 11, 2001, by and among the Company, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998, ii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust - 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000, and iii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust - 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

10.43
Second Amendment and Waiver Agreement, dated as of October 22, 2001, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.44	Financial Performance Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.45	Financial Performance Corporation 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.46
Subordinated Note and Warrant Purchase Agreement, dated as of October 22, 2001, by and among the Company, Willey Brothers, Inc. and Corporate Mezzanine II, L.P. (“CMII”) (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.47
Subordinated Promissory Note, in the Principal Amount of $5,000,000, made by Willey Brothers, Inc. in favor of CMII (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.48
Common Stock Purchase Warrant, dated October 22, 2001, between the Company and CMII (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.49	Registration Rights Agreement, dated as of October 22, 2001, between the Company and CMII (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.50
Subordination and Intercreditor Agreement, dated as of October 22, 2001, by and among Willey Brothers, Inc., CMII and Fleet Capital Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.51
Amendment to the Option Agreement, dated as of November 15, 2001, between Jeffrey S. Silverman and Robert Trump (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002).

10.52
Amendment to Option Agreement, dated as of November 15, 2001, between Ronald Nash and Robert Trump (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002

10.53
Form of Warrant Agreement, between the Company and the Warrantholders listed therein, together with Form of Warrant Certificate, executed by each purchaser in the private placement of common stock and warrants through Broadband Capital, LLC as placement agent (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.54
Rights Agreement, between the Company and the Holders listed therein, executed by each purchaser in the private placement of common stock and warrants through Broadband Capital, LLC as placement agent (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.55
Form of Stock Option Agreement, dated as of March 27, 2002, between the Company and each of Jonathan Foster, Nathan Gantcher and J. William Grimes (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

10.56
Form of Stock Option Agreement, dated as of March 27, 2002, between the Company and each of Jeffrey S. Silverman and Edward T. Stolarski (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002).

10.57
Third Amendment and Waiver Agreement, dated as of March 29, 2002, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.58
Letter Agreement, dated April 17, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.59
Letter Agreement, dated May 15, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.60
Amendment No. 1 and Waiver, dated as of May 14, 2002, by and among the Company, Willey Brothers, and CMII (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.61
Letter Agreement, dated July 11, 2002, between and among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.62
Amendment No. 2 and Waiver, dated as of August 9, 2002, by and among the Company, Willey Brothers, and CMII (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002).

10.63
Fourth Amendment, dated as of September 25, 2002, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002).

10.64	Letter Agreement, dated October 9, 2002, between Willey Brothers and CMII (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

10.65
Stock Redemption Agreement, dated as of October 31, 2002, between the Company and iMapData (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2002).

10.66	Pledge and Escrow Agreement, dated as of October 31, 2002, among the Company, iMapData and LandAmerica Financial Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 14, 2002).

10.67	Promissory Note, dated October 31, 2002, made by iMapData in favor of the Company, in the principal amount of $1,550,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 14, 2002).

10.68	Letter Agreement, dated October 31, 2002, between the Company and iMapData (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 14, 2002).

10.68	Fifth Amendment, dated as of December 20, 2002, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

10.69
Letter Agreement, dated February 12, 2003 among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

10.70
Sixth Amendment, dated as of March 18, 2003, among Fleet, Willey Brothers and the Company (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

10.71	Waiver, dated March 31, 2003, by and among the Company, Willey Brothers and CMII (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

10.72
Form of Stock Option Agreement dated as of March 25, 2003 between the Company and each of Chet Borgida, Kenneth Csaplar, Richard Levy, Jeffrey Adam Lipsitz and Anthony van Daalen (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed May 15, 2003).

10.73
Employee Stock Option Agreement dated as of March 25, 2003 between the Company and Edward T. Stolarski (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed May 15, 2003).

10.74	Employee Stock Option Agreement dated as of March 25, 2003 between the Company and Sharon Burd (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed May 15, 2003).

10.75
Agreement dated as of May 15, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed May 15, 2003).

10.76
Amended agreement dated June 16, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed August 26, 2003).

10.77
Waiver dated as of June 30, 2003 by and among the Company, Willey Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 26, 2003).

10.78
Seventh Amendment, dated as of August 21, 2003, among Fleet Capital Corporation, Willey Brothers, Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed August 26, 2003).

10.79
Eighth Amendment, dated as of September 29, 2003, among Fleet Capital Corporation, Willey Brothers, Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K filed October 2, 2003 and Exhibit 10.2 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.80
Second Amended Agreement dated as of September 15, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.81
Letter Agreement dated as of September 30, 2003, between and among the Company, Willey Brothers, Corporate Mezzanine II, L.P. and Fleet Capital Corporation, relating to Subordinated Notes and Warrant Purchase Agreement, dated October 22, 2001, between the Company, Willey Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.82	Common Stock Purchase Warrant, dated October 2, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.83	Stock Option Agreement dated as of October 2, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.84	Agreement effective as of October 15, 2003, between the Company and Anthony J. Cataldo (incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.85
Termination Agreement dated as of January 13, 2003 (delivered October 28, 2003), by and among the Company, Robert S. Trump, Ronald Nash and the Estate of Jeffrey Silverman, relating to Stockholders Agreement, dated as of November 17, 1999, by and among the parties (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.86
Waiver dated as of November 6, 2003, by and among the Company, Willey Brothers and Corporate Mezzanine II, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.87
Promissory Note dated November 7, 2003 in the principal amount of $100,000 made by the Company in favor of Filter International (incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.88
Promissory Note dated November 7, 2003, in the principal amount $250,000, made by the Company in favor of Camden International Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.89	Employment Agreement dated as of November 10, 2003 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-Q filed November 14, 2003).

10.90
Ninth Amendment, dated as of November 29, 2003, among Fleet Capital Corporation, Willey Brothers and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed February 5, 2004).

10.91
Surrender Agreement for leasehold at 777 Third Avenue, New York NY, dated as of January 20, 2004 between the Company and Sage Realty Group as agent (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed February 5, 2004).

10.92
Settlement Agreement dated January 20, 2004 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust - 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998 and McLane, Graf, Raulerson & Middleton, PA as escrow agent, settling obligations under prior agreements dated as of May 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed February 5, 2004).

10.93
Amendment No. 3 and Waiver to Subordinated Note and Warrant Purchase Agreement dated as of January 7, 2004 between Corporate Mezzanine II, L.P., Willey Brothers and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed February 5, 2004).

10.94
Amendment No. 1 to the Subordinated Note dated as of January 7, 2004 by Willey Brothers, Inc. as maker and Corporate Mezzanine II, L.P. as holder (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed February 5, 2004).

10.95
Unsecured Subordinated Promissory Note between the Company and Longview Fund L.P. dated July 6, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2004).

10.96
Common Stock Purchase Warrant, dated as of July 6, 2004, between the Company and Longview Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2004).

10.97
Amendment to Employment Agreement dated as of August 13, 2004 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 16, 2004).

10.98
Amendment to Agreement dated August 13, 2004 between the Company and Anthony J. Cataldo (incorporated by reference to Exhibit 10.4 on the Company’s Quarterly Report on Form 10-Q filed August 16, 2004).

10.99
Agreement dated August 16, 2004 between the Company and James F. Brooks (incorporated by reference to Exhibit 10.3 on the Company’s Quarterly Report on Form 10-Q filed August 16, 2004 (incorporated by reference to Exhibit 10.22 to the Company’s Annual 10K Report filed on March 25, 2005).

10.100
Purchase and Joinder Agreement with BancRealty Advisors, LLC, dated September 21, 2004 (incorporated by reference to Exhibit 10.1 on the Company’s Quarterly Report on Form 10-Q filed November 16, 2004).

10.101
Modification Agreement, dated September 29, 2004, between the Company and Longview Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, dated September 30, 2004).

10.102
Unsecured Subordinated $625,000 Promissory Note issued by the Company to Longview Fund L.P. dated September 29, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on form 8-K filed September 30, 2004).

10.103
Registration Rights Agreement entered into September 20, 2004 between the Company and Longview Fund L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report filed on Form 8-K filed September 30, 2004).

10.104
Tenth Amendment dated December 28, 2004 between Bank of America Business Capital, Willey Brothers and the Company (incorporated by reference to Exhibit 10.14 to the Company’s Annual 10K Report filed on March 25, 2005).

10.105
Modification agreement to Unsecured Subordinated $625,000 Subordinated Promissory Note dated January 5, 2005 between Longview Fund, L.P. and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual 10K Report filed on March 25, 2005).

10.106
Form of Common Stock Purchase Warrant to be issued in accord with Modification Agreement to Unsecured $625,000 Subordinated Note (incorporated by reference to Exhibit 10.16 to the Company’s Annual 10K Report filed on March 25, 2005).

10.107
Letter of Engagement for marketing, financial public relations and investor relations services dated as of February 1, 2005 between Trilogy Capital Partners, Inc. and the Company (incorporated by reference to Exhibit 10.17 to the Company’s Annual 10K Report filed on March 25, 2005).

10.108	Common Stock Purchase Warrant, exercisable at $1.00 issued to Trilogy Capital Partners(incorporated by reference to Exhibit 10.18 to the Company’s Annual 10K Report filed on March 25, 2005).

10.109	Common Stock Purchase Warrant, exercisable at $1.50 issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.19 to the Company’s Annual 10K Report filed on March 25, 2005).

10.110	Common Stock Purchase Warrant, exercisable at $2.00 issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.20 to the Company’s Annual 10K Report filed on March 25, 2005).

10.111	Amendment to Employment Agreement dated March 16, 2005 between James F. Brooks and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual 10K Report filed on March 25, 2005).

10.112	Amendment to Agreement, dated March 16, 2005, between Anthony J. Cataldo and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual 10K Report filed on March 25, 2005).

10.113
Investor Relations Consulting Agreement between the Company and Alliance Advisors, LLC, effective April 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed on May 15, 2006).

10.114
Separation agreement and release dated August 10, 2006 between the Company and Anthony J. Cataldo (incorporated by referenced to Exhibit 10.1 to the Company’s report on Form 8-K filed August 10, 2006).

14.1	Code of Ethics adopted December 8, 2004 by the Company’s Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 10, 2004).

14.2
Letter from Grant Thorton LLP addressed to the Securities and Exchange Commission in accordance with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed April 17, 2003).

16.1
Letter from Goldstein Golub Kessler LLP addressed to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K filed February 23, 2003).

16.2
Letter from Goldstein Golub Kessler LLP dated February 20, 2004 addressed to the Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed February 23, 2004).

16.3	Resignation letter from Goldstein & Morris dated October 20, 2004 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report filed on Form 8-K filed October 22, 2004).

16.4
Letter from Goldstein and Morris Certified Public Accountants P.C. addressed to the Securities and Exchange Commission dated November 23, 2004 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report filed on Form 8-K filed December 1, 2004).

16.5
Letter from Michael F. Albanese, CPA, addressed to Securities and Exchange Commission in connection with Item 304(a)(3) of Regulation S-K (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form I-K filed April 22, 2005).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report filed on Form 10-K Report filed March 25, 2005).

23.1	Consent of Goldstein and Morris Certified Public Accountants (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDPARTNERS GROUP, INC.

/s/ JAMES F. BROOKS
________________________
James F. Brooks
Chairman, Chief Executive Officer and President

March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James F. Brooks	March 29, 2007
James F. Brooks, Chairman and Chief Executive Officer

/s/ Clifford D. Brune	March 29, 2007
Clifford D. Brune, Director

/s/ J. Weldon Chitwood	March 29, 2007
J. Weldon Chitwood, Director

/s/ Richard Levy	March 29, 2007
Richard Levy, Director

/s/ Suzanne Verrill	March 1, 2007
Suzanne Verrill, Chief Financial Officer and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BrandPartners Group, Inc.

We have audited the accompanying consolidated balance sheets of BrandPartners Group, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens, P.C.
Cranford, New Jersey March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BrandPartners Group, Inc.

I have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of BrandPartners Group, Inc. and subsidiaries as of December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Michael F. Albanese, C.P.A.
Parsippany, New Jersey February 25, 2005

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS

Cash	$504,684	$525,665
Accounts receivable,net of allowance for
doubtful accounts of $360,000 and $414,598	6,863,811	6,924,612
Costs and estimated earnings in excess of billings	1,929,933	1,567,239
Inventories, net	768,395	651,143
Prepaid expenses and other current assets	353,171	336,393
Total current assets	10,419,994	10,005,052

Property and equipment, net	1,373,733	1,599,465
Goodwill	24,271,969	24,271,969
Deferred financing costs	115,358	193,255
Other assets	325,441	306,294

Total assets	$36,506,495	$36,376,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$7,775,189	$7,344,764
Billings in excess of cost and estimated earnings	4,354,739	2,237,249
Short term debt	729,692	666,667
Total current liabilities	12,859,620	10,248,680

Long term debt, net of current maturities	6,451,766	6,740,267

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 34,923,359 and 34,255,597	349,234	342,554
Additional paid in capital	45,133,635	44,999,810
Accumulated deficit	(28,025,117)	(25,700,726)
Other Comprehensive Income
Foreign currency adjustment	49,857	57,951
Treasury stock, at cost	(312,500)	(312,500)

Total stockholders' equity	17,195,109	19,387,089

Total liabilities and stockholders' equity	$36,506,495	$36,376,035

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,	December 31,	December 31,
	2006	2005	2004

Revenues	$52,476,383	$52,036,057	$50,612,819

Costs and expenses
Cost of revenues	42,306,432	37,298,018	35,017,272
Selling, general and administrative	10,992,878	11,152,475	9,472,529

Total expenses	53,299,310	48,450,493	44,489,801

Operating income (loss)	(822,927)	3,585,564	6,123,018

Other income (expense)
Interest, net	(1,501,464)	(1,064,244)	(988,676)
Gain on forgiveness of debt	-	-	9,085,285
Total other income (expense)	(1,501,464)	(1,064,244)	8,096,609

Income (loss) from continuing operations	(2,324,391)	2,521,320	14,219,627

Provision for income taxes	-	606,511	-

NET INCOME (LOSS)	$(2,324,391)	$1,914,809	$14,219,627

Basic and diluted earnings (loss) per share
Basic	$(0.07)	$0.06	$0.47
Diluted	$(0.07)	$0.05	$0.39

Weighted - average shares outstanding
Basic	34,923,262	34,660,397	30,390,636
Diluted	34,923,262	40,898,154	36,474,663

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

	Common Stock		Additional			Accum.	Treasury Stock
	Shares	Par Value	Paid in Capital	Comp. Income	Accumulated Deficit	Comp. Income	Shares	$	Total

Balance at December 31, 2003	18,163,553	$181,636	$40,634,822		($41,835,162)		(100,000)	($312,500)	($1,331,204)

Shares issued in private placement	12,400,001	$124,000	$2,771,000						$2,895,000
Shares issued for debt	1,550,000	$15,510	$789,490						$805,000
Shares issued for services	32,000	$1,330	$16,029						$17,359
Options/warrants exercised	352,043	$2,500	$73,370						$75,870

Warrants issued in connection with
extension of debt maturity			$105,000						$105,000

Options/warrants issued for services			$73,470						$73,470

Net income				$14,219,627	$14,219,627				$14,219,627

Balance at December 31, 2004	32,497,597	$324,976	$44,463,181	$14,219,627	($27,615,535)		(100,000)	($312,500)	$16,860,122

Options/warrants exercised	1,757,800	$17,578	$372,962						$390,540

Warrants issued in connection with			$163,667						$163,667
extension of debt maturity

Comprehensive income
Foreign currency adjustment				$57,951		$57,951			$57,951
Net income				$1,914,809	$1,914,809				$1,914,809

Balance at December 31, 2005	34,255,397	$342,554	$44,999,810	$16,192,387	($25,700,726)	$57,951	(100,000)	($312,500)	$19,387,089

Shares issued for legal services	9,500	$95	$3,610						$3,705

Shares issued for services	120,000	$1,200	$45,600						$46,800

Shares issued as part of
severance agreement	538,462	$5,385	$84,615						$90,000

Comprehensive income
Foreign currency adjustment				($8,094)		($8,094)			($8,094)
Net (loss)				($2,324,391)	($2,324,391)				($2,324,391)

Balance at December 31, 2006	34,923,359	$349,234	$45,133,635	$13,859,902	($28,025,117)	$49,857	(100,000)	($312,500)	$17,195,109

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31,	December 31,	December 31,
	2006	2005 *	2004 *
Cash flows from operating activities
Net income (loss)	$(2,324,391)	$1,914,809	$14,219,627
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	854,080	711,770	620,269
Forgiveness of long term debt	-	-	(9,085,285)
Provision for doubtful accounts	(54,598)	273,259	(44,991)
Non-cash compensation	140,505	167,167	90,860
Allowance for obsolete inventory	(19,588)	(35,251)	(290,927)
Non-cash interest expense	-	-	105,000
Gain (loss) on disposal of assets	(2,383)	2,955	-
Changes in operating assets and liabilities
Accounts receivable	115,399	(2,118,204)	921,934
Costs and estimated earnings in excess of billings	(362,694)	(487,724)	775,371
Inventories	(97,664)	711,050	(66,995)
Prepaid expenses and other current assets	(16,778)	354,765	(149,523)
Other assets	(19,147)	(12,476)	-
Accounts payable and accrued expenses	430,430	1,382,051	(587,807)
Other current liabilities	-	-	(1,600,848)
Billings in excess of costs and estimated earnings	2,117,490	(2,492,412)	(1,603,574)
Net cash provided by operating activities	760,661	371,759	3,303,111
Cash flows (used in) investing activities
Purchase of Membership Interest	-	-	(250,000)
Acquisition of equipment	(548,072)	(692,668)	(546,886)
Net cash (used in) investing activities	(548,072)	(692,668)	(796,886)
Cash flows (used in) financing activities
Net borrowings on short term debt	63,025	(3,378,564)	(959,778)
Net borrowings on long term debt	(288,501)	931,074	(2,083,190)
Proceeds from exercise of options	-	390,540	73,370
Proceeds from private placement of equity, net of costs	-	-	2,895,000
Net cash (used in) financing activities	(225,476)	(2,056,950)	(74,598)
NET INCREASE (DECREASE) IN CASH	(12,887)	(2,377,859)	2,431,627
Effect of exchange rates on cash and equivalents	(8,094)	57,951	-
Cash, beginning of periods	525,665	2,845,573	413,946
Cash, end of periods	$504,684	$525,665	$2,845,573
Supplemental disclosures of cash flow information:
Cash paid during the period for interest *	$709,331	$620,209	$796,399
Cash paid during the period for taxes	$236,179	$363,101	$-

The accompanying notes are an integral part of the financial statements.

* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

BrandPartners Group, Inc. (“BrandPartners”) operates through its wholly-owned subsidiaries:

BrandPartners Retail, Inc.	“Brand Retail”
Grafico, Incorporated	“Grafico”
Building Partners, Inc.	“Build Partners”
BrandPartners Europe, Ltd.	“Brand Europe”

Brand Retail was formerly known as Willey Brothers, Inc. and was acquired on January 16, 2001. Grafico was incorporated in Delaware in April of 2005. Build Partners was formed in 2006. Brand Europe is based in London, England and was formed in January 2005.

Through its subsidiaries, BrandPartners provides integrated products and services to the financial services industry and other retail markets. Those products and services include:

•	Strategic retail positioning and branding

•	Environmental design and construction services

•	Retail merchandising analysis, display systems, and signage

•	Point-of-sale communications and marketing programs

These products and services are offered as a complete turnkey package or as individual offerings throughout the United States, Canada, and Europe, based upon the client’s needs. The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The consolidated financial statements include the accounts of BrandPartners Group, Inc., and its wholly-owned subsidiaries (Brand Retail, Grafico, Build Partners and Brand Europe). All significant intercompany accounts and transactions have been eliminated in consolidation.

In January, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51, (“FIN 46”). In December 2003, FASB modified FIN 46 to make certain technical corrections and to address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIE’s”) and for determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In general, a VIE is a corporation, partnership, limited liability corporation, trust, or any other legal structure used to conduct activities or to hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses, or the right to receive returns generated by its operations. However, FIN 46 specifically excludes a VIE that is a business if the variable interest holder did not participate significantly in the design or redesign of the entity.

We adopted the provisions of FIN 46R as of January 2004. We have reviewed the Company’s unconsolidated investment in the unconsolidated affiliate under the provision and have determined that none of these arrangements meet the definition of a variable interest entity.

2.	Revenue Recognition

BrandPartners records revenue based on the type of product and/or service delivered. For most contracts, percentage-of-completion is used, based upon the actual costs incurred to date. Contract costs include all direct materials, labor, and subcontractor costs. General and administrative expenses are accounted for as period charges and, therefore, are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to percentage-of-completion. Costs and estimated earnings in excess of billings represent unbilled charges on long-term contracts, namely revenue recognized but not invoiced at December 31. Such billings are generally made and collected in the subsequent year. Billings in excess of cost and estimated earnings represent billed charges, such as deposits, on long-term contracts for which revenue has not yet been recognized as of December 31 (see Note I).

Revenue from short-term agreements is recognized when the product is shipped and/or the service is rendered.

3.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Inventories

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at December 31, 2006 and 2005.

	2006	2005

Finished goods	$488,954	$458,087
Raw Material	$270,197	$186,825
Work-in-Process	$9,244	$6,231

	$768,395	$651,143

5.	Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed principally on a straight-line basis over the estimated useful lives of the applicable assets ranging from three to seven years.

Leasehold improvements are amortized over the term of the related lease, or the estimated useful life of the improvement, whichever is less. Significant improvements extending the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in current operating results. Maintenance and repairs are charged to expense when incurred, while significant repairs and betterments are capitalized.

Included in property and equipment is the capitalized cost of internal use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. In accordance with SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs incurred during the application development stage related to the development of internal use software and will amortize these costs over the estimated useful life of three years. Costs incurred related to design or maintenance of internal use software are expensed as incurred.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6.	Goodwill and Deferred Financing Costs

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. (See Note C)

Deferred financing costs are being amortized on a straight-line basis over three to seven years, the life of the related debt.

7.	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future discounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See Note B-16)

8.	Warranty Costs

Estimated future warranty costs are provided for in the period of sale for products under warranty based on past experience. Accrued warranty costs at December 31, 2006 and 2005 were approximately $171,000 and $142,000, respectively, and are included in cost of goods and accrued expenses.

9.	Income Taxes

As part of the process of preparing the BrandPartners consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from different treatment of items. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company must then look at the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent that it believes that recovery is not likely, the Company must establish a valuation allowance. (See Note M)

10.	Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

Cash, cash equivalents and short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-term debt: The carrying value approximates fair value based on current rates offered to the Company for similar debt.

Derivative financial instruments: The carrying value is re-measured at each balance sheet date based on the fair value of these instruments.

11.	Income (Loss) Per Share

Basic and diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. When applicable, diluted income per share is computed using the weighted-average number of shares of common stock adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights, and warrants. Potential common shares issued are calculated using the treasury stock method. All potential common shares have been excluded from the computation of diluted loss per share for December 31, 2006 as their effect would have been antidilutive.

Potential common shares, which are antidilutive and therefore excluded from the computation of basic and diluted loss per share, consisting of stock options, warrants, and convertible debt, were 13,840,216 for the year ended December 31, 2006. For December 31, 2005, an aggregate of 6,237,757 which includes stock options, and warrants was included in the computation of the diluted earnings per share.

12.	Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability at its fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the instrument hedged.

13.	Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts receivables, and costs and estimated earnings in excess of billings. (See Note N.) BrandPartners’ customer base consists principally of U.S. financial institutions. Management does not believe that significant credit risk exists in connection with the Company’s concentration of credit at December 31, 2006 and 2005, respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

14.	Stock-Based Compensation

At December 31, 2006, the Company had two stock-based employee compensation plans, which are more fully described in Note P. The Company had previously accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost reflected in net income in the fiscal years prior to the adoption of SFAS No. 123(R), Share-Based Payment, had an exercise price equal to the market value of the underlying common stock at the date of grant. As of December 31, 2006, all options were fully vested.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), Share-based Payment. Using the modified prospective adoption method of SFAS No. 123 (R), the Company recognized the fair value of compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time, over the service (vesting ) period. Under this method of adoption, no restatement of prior periods was made.

Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. APB 25 required the use of the intrinsic value method, which measures costs as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

There was no stock based compensation expense related to stock options during 2006 as no options were granted nor did any options vest during the period. There were no recognized tax benefits during the fiscal year due to the Company’s net operating losses.

Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. Under EITF No. 96-18, as amended by EITF No. 00-23, Issues Related to the Accounting for Stock Compensation, under APB No. 25 and FASB Interpretation No. 44, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

15.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect:

•	Reported amounts of assets and liabilities

•	Disclosure of contingent assets and liabilities at the date of the financial statements

•	Revenues and expenses during the reporting period

These estimates and assumptions relate to estimates of:

•	Collectibility of accounts receivable

•	Realizability of goodwill and other intangible assets

•	Costs to complete engagements

•	Accruals

•	Income taxes

•	Other factors

Management has used reasonable assumptions in deriving these estimates. However, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company’s estimates.

16.	Long-Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Such losses are measured by the excess of the carrying amount over the fair value. No write-downs have been required for the years ended December 31, 2006, 2005 and 2004.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.	Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB No. 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, as well as establishing a requirement to evaluate interests in securitized financial assts to identify interests. FASB No. 155 further amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity’s holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance in FASB No.155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. FASB No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, FASB issued Statement No. 156 (“FASB No. 156”), Accounting for the Servicing of Financial Assets, an amendment of FASB Statement No. 140. FASB No. 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset occurs by entering into a service contract. FASB No.156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or the fair market value method. FASB No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB No. 156 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The other accounting pronouncements affected include Statements No. 107, Disclosures about Fair Value of Financial Instruments; No. 115, Accounting for Certain Investments; No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations; No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 157 is effective for financial statements issued for fiscal years after November 15, 2007 and interim periods within those fiscal years. Statement No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 recommends using both the “rollover” and “iron curtain” approaches when quantifying misstatements from prior years to determine materiality. If the misstatement in the current year financial statements is material after the application of both the “rollover” and “iron curtain” approaches, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. If the cut-off error that existed in the prior year was not discovered until the current year, a separate analysis of the prior year (and any other prior year in which previously undiscovered errors existed) would need to be performed to determine whether such prior year financial statements were materially misstated. If a material misstatement did occur, then the prior year financial statements would need to be restated. SAB 108 is effective for fiscal years ended after November 15, 2006. SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, FASB issued Statement No. 159 (“FASB 159”), The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The measurement option is applied to:

1.	Recognized financial assets and financial liabilities except for:

a.	An investment in a subsidiary that the entity is required to consolidate

b.	An interest in a variable interest entity that the entity is required to consolidate

c.
Employees’ and plans’ obligations for pension benefits, other postretirement benefits, post-employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d.	Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

e.	Deposit liabilities, withdrawable on demand, of banks, savings and loan associates, credit unions, and other similar depository institutions.

f.	Financial instruments that are in whole, or in part, classified by the user as a component of shareholders’ equity.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments.

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services.

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option:

1.	May be applied instrument by instrument, with a few exceptions, such as investments other wise accounted for by the equity method

2.	Is irrevocable (unless a new election date occurs)

3.	Is applied only to entire instruments and not to portions of instruments

The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. FASB 159 is not expected to have a material impact on the Company’s consolidated financial statements.

18.	Accounts Receivable

The majority of the Company’s accounts receivable is due from companies in the financial services industry. Credit is extended based on evaluation of a customer’s financial condition. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Periodically, the Company reviews accounts receivable to reassess its estimates of collectibility. The Company provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, the Company provides valuation reserves for estimates of aged receivables which may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company’s valuation reserves to increase include factors negatively impacting the clients’ ability to pay their obligations as they become due, and the quality of its collection efforts.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest income related to finance charges is recognized only to the extent that cash is received.

19.	Translation of Foreign Currency

For the Company’s non-U.S. subsidiary whose accounts are in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

NOTE C - ADOPTION OF SFAS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS

On July 20, 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows:

•
All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•
Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licenses, rented or exchanged, either individually or as part of a related contract, asset or liability;

•
Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, are not amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer be subject to amortization;

•	Effective January 1, 2002, goodwill and intangible assets with indefinite lives are to be tested for impairment annually and whenever there is an impairment indicated; and

•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

On January 1, 2002, the Company adopted SFAS No. 142, and accordingly, ceased amortizing goodwill. For the years ended 2006, 2005 and 2004, the Company had an evaluation of its goodwill performed under SFAS No.142. No impairment was indicated.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE D - ACQUISITIONS AND SUBSIDIARIES

Acquisitions are accounted for as purchases, and accordingly, are included in the Company’s consolidated results of operations from the date of acquisition. The purchase price is allocated based on estimated fair values of assets acquired and liabilities assumed. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

BRANDPARTNERS RETAIL, INC.

On January 16, 2001, the Company acquired the stock of BrandPartners Retail, Inc. (“Brand Retail”) for a combination of cash, common stock of the Company, options in the Company’s stock, and notes payable. The total purchase price was $33,144,938. The acquisition was made with cash of $17,069,938; shares of common stock of the Company totaling 1,512,500 valued at $6,060,000 ($4.00 per share); stock options issued with a fair market value of $525,000; and notes payable of $9,500,000.

The following table provides an analysis of the purchase of Brand Retail. The excess of the purchase price over the book value of the net assets acquired has been allocated to goodwill as follows:

Total purchase cost	$33,144,938
Fair value of net assets acquired	6,134,704

Excess of cost over fair value of net assets
acquired allocated to goodwill	$27,010,234

Accumulated amortization of goodwill at December 31, 2001 was $2,738,265. Based upon the implementation of SFAS No. 142, goodwill is no longer amortized. (See Note C).

On January 20, 2004, the Company entered into an agreement with the former shareholders of Brand Retail, which forgave approximately $9.1 million in subordinated convertible promissory notes, including interest. (See Note F).

GRAFICO INCORPORATED

On April 1, 2005, Grafico Incorporated (“Grafico”) was formed as a Delaware corporation. In May of 2005, Grafico purchased the assets of a Connecticut design company. Grafico provides similar services to those of Brand Retail, targeting a specific segment of the financial services industry.

BUILDING PARTNERS, INC.

Building Partners, Inc. (“Build Partners”) was incorporated in Delaware in January of 2006 and provides general contracting services to our clients.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE D - ACQUISITIONS AND SUBSIDIARIES (continued)

BRANDPARTNERS EUROPE, LTD.

BrandPartners Europe, Ltd. (“Brand Europe”) was incorporated in Great Britain in January 2005 and provides products and services to the European marketplace.

RISK

We cannot determine at the present time when or if any of these subsidiaries will remain or be profitable in the future. We have relied and continue to rely upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our subsidiaries. If we were unable to receive cash from our subsidiaries, or from any operating subsidiaries which we may acquire in the future, our operations and financial condition would be materially and adversely affected.

NOTE E - INVESTMENT IN UNCONSOLIDATED AFFILIATE

On September 21, 2004, the Company purchased a 15% Membership Interest in an unrelated third party for $250,000. As of December 31, 2006, no dividends or returns on equity were recorded on the investment. The Company does not have oversight over the investments, operations, internal controls, or financial reporting of the unrelated third party, and as such, this investment is being accounted for using the cost method. No additional funding has been provided nor has been committed to for the foreseeable future.

NOTE F - GAIN ON FORGIVENESS OF DEBT

At the time of the acquisition of Brand Retail, two subordinated convertible promissory notes totaling $7.5 million were issued to the former shareholders of Brand Retail. On January 20, 2004, the Company entered into an amended agreement with the former shareholders of Brand Retail providing for, among other things, the cancellation and forgiveness of the $7.5 Million Notes. Upon the signing of the Agreement, two promissory notes were issued, each in the amount of $1,000,000, payable to the former shareholders of Brand Retail. The $7.5 Million Notes were cancelled and forgiven along with accrued unpaid interest of approximately $844,000. The balance of the new promissory notes issued to the former shareholders of Brand Retail was repaid with the payment of $1.0 million in the aggregate upon the issuance of the notes, and in two equal installments of $500,000 each on April 14, 2004 and on July 14, 2004. Upon payment in full of the new promissory notes, $2.0 million in outstanding Seller Notes that were issued to the former shareholders of Brand Retail as a part of the consideration for the acquisition in January 2001, as well as all accrued, unpaid interest on the Seller Notes (approximately $755,000 at September 30, 2004), was cancelled and forgiven. Further with the satisfaction of the new notes, the accrued, unpaid earn-out of $500,000 due to the former shareholders of Brand Retail was forgiven. Total gain on the forgiveness of debt was approximately $9.1 million. Recovery of the earn-out expense was part of general and administrative expense.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE G - LEASE SETTLEMENT

On January 20, 2004, the Company entered into a surrender agreement with its landlord for the termination of its lease at 777 Third Ave., New York, New York. In exchange for the termination of its rights and obligations under the lease, the Company paid the landlord an aggregate of $800,000, and issued to the landlord 500,000 shares of restricted common stock with cost-free piggyback registration rights. The shares were valued at $0.55 per share. The payments were made as follows:

Upon signing of the agreement	$500,000
March 1, 2004	100,000
September 1, 2004	100,000
February 24, 2005	100,000

$800,000

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	2006	2005

Computer equipment and software	$3,480,561	$3,297,785
Furniture, fixtures and other equipment	1,727,423	1,509,511
Leasehold improvements	790,553	776,437
Assets in progress	105,015	35,628
	6,103,552	5,619,361

Less accumulated depreciation	(4,729,819)	(4,019,896)

	$1,373,733	$1,599,465

Depreciation expense was approximately $776,000, $605,000 and $518,000 for the years ended December 31, 2006, 2005, and 2004, respectively. In October of 2005, the Company disposed of a fully depreciated vehicle for a gain of approximately $3,000, which is included in Sales, General & Administrative expense. In Quarter 3 2006, the Company disposed of computer equipment resulting in a loss of approximately $2,400.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE I - COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Due to the nature of the project accounting used for large contracts, all vendor and labor costs are entered on the balance sheet until the associated revenue is recognized. Upon revenue recognition, the associated expenses and profit are transferred to the income statement. The Cost in Excess of Billings account reflects the costs which have been incurred by the Company with resultant revenue recognition in completing a contractual obligation, which according to the terms of the contract, cannot be invoiced as of the end of the fiscal period and is therefore an asset since those charges will be invoiced in the future. Its companion account, Billings in Excess of Cost, reflects the balance of those invoices to clients for which work to the level of the billing deposits has not yet occurred. Thus, a liability exists on the balance sheet for the obligation on the part of the Company to perform work to the level of the deposits invoiced to the client. Due to the size of the contracts, these accounts can fluctuate considerably as of the end of the fiscal period and during the interim periods.

The accompanying consolidated balance sheets include the following captions at December 31:

	2006	2005

Costs and estimated earnings in excess of billings	$1,929,933	$1,567,239

Billings in excess of costs and estimated earnings	(4,354,739)	(2,237,249)

	$(2,424,806)	$(670,010)

NOTE J - SHORT TERM DEBT

Short term debt consisted of the following:

	2006	2005

Current portion long term debt (1)	$666,667	$666,667
Line of credit (1)	-	-
Capital lease, current portion (2)	21,525	-
Put warrant (3)	41,500	-

	$729,692	$666,667

(1)	On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender. The Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE J - SHORT TERM DEBT (continued)

•	Prime Interest Rate on Term Loan principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. The Facility expires on May 5, 2008. On December 31, 2006, the LIBOR rate was 5.36%, and the adjusted Prime Rate was 7.85% for the term loan and 8.10% for the revolving line of credit. At December 31, 2006, $5 million was available under the line of credit.

On March 22, 2007, certain of the financial covenants were waived and adjusted. As part of the waiver agreement, the amount available under the Revolving Line of Credit loan was adjusted to be the lesser of (1) $5 million or (2) 70% of acceptable accounts receivable, plus 50% of the cost in excess of billings (capped at $1 million), less an available reserve of $250,000. The Prime Rate interest premium was increased to 50 basis points (0.50%) for the Revolving Line of Credit and by 25 basis (0.25%) points for the Term Loan principal.

(2)	The current portion of a capital lease obligation, which consists of two leases. One is for equipment, and the other lease covers a telephone system for the Rochester location.

(3)	The put warrant is related to the subordinated promissory note in the principal amount of $5,000,000, which is discussed further in Note L (2).

NOTE K - CAPITAL LEASES

The Company leases the telephone system for its main location and a piece of cleaning equipment under capital leases beginning in 2006. The leases expire in 2009 and 2011. The economic substance of the leases is that the Company is financing the acquisition of assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.

The following is an analysis of the leased assets included in Property and Equipment:

2006

Machinery & Equipment	$9,662
Office equipment	91,521
101,183
Less accumulated depreciation	(7,895)
$93,288

The lease agreements contain a bargain purchase option at the end of the lease term.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE K - CAPITAL LEASES (continued)

The following is a schedule by years of future minimum payments required under the lease together with their present value as of December 31, 2006.

Year Ending
December 31,

2007	$25,893
2008	25,893
2009	25,591
2010	22,270
2011	14,847

Total minimum lease payments	114,494
Less amount representing interest	(21,207)

Present value of minimum lease payments	$93,287

Amortization of assets held under capital lease is included with depreciation expense.

NOTE L - UNSECURED SUBORDINATED PROMISSORY NOTE

On July 6, 2004, the Company issued an unsecured subordinated promissory note for $1,000,000. The Note was payable on October 4, 2004. However, 50% of the Note could be extended to January 3, 2005. The stated interest rate was 12% per annum. With the issuance of the Note, a three-year Common Stock Purchase Warrant (“Purchase Warrant”) was issued to purchase up to 500,000 shares of the Company’s common stock. The exercise price of the Purchase Warrant shares was $0.68, the closing price of the stock on the date of issuance of the Note. Based on a Black-Scholes valuation of the warrants, $105,000 of interest expense was recognized during this period.

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

On January 5, 2005, the maturity date of the New Note was extended to May 6, 2005. In consideration of the extension, a total of 200,000 common stock warrants could be issued at an exercise price of $0.85 per share subject to a pro-rata percentage adjustment, reducing the number of warrants to be issued if the Company elected to make prepayment(s) of all or a portion of the Promissory Note. The note was paid on May 4, 2005. As of December 31, 2005, interest expense of $28,125 was recorded

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE M - LONG TERM DEBT

Long term debt consists of the following:

	2006	2005*

Note payable (1)	$944,445	$1,611,111
Note payable (2)	5,000,000	5,000,000
Put warrant liability (2)	41,500	166,000
Interest payable (2)	1,102,226	629,823
Capital lease (3)	93,287	-
	7,181,458	7,406,934
Less current maturities (1)	(666,667)	(666,667)
Less put warrant liability (2)	(41,500)
Capital lease current portion (3)	(21,525)	-
	$6,451,766	$6,740,267

*	Reclassified for comparative purposes.

(1)	See Note J

(2)
A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants and is in compliance as of December 31, 2006.

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire on October 11, 2011 and can be “put” to the Company under any of the following conditions:

(a)	Following October 22, 2006, the fifth anniversary of the closing date;

(b)	Repayment in full of the aggregate principal amount, together with interest, after the third anniversary of the closing date;

(c)	Effective declaration by any Holder of the Note that the Note has become due and payable;

(d)	Change in control; or

(e)	Sale of all or substantially all of the assets of the Company.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE M - LONG TERM DEBT (continued)

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the “put warrant” has been recorded. Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and been charged to Sales/General and Administrative expense. For the year ended December 31, 2006, the liability of the put warrant has been disclosed under Short Term Debt (Note J).

If the Company is unable to pay the Put Warrant repurchase price, the Put Note can be issued to the Holder of the warrants. That Put Note would have the following characteristics:

a)	Interest rate of 18% per annum

b)	Due and payable on October 22, 2009

c)	No financial covenants

On January 7, 2004, the Company amended and restructured this subordinated note payable. In exchange for the waiver of certain covenants through December 31, 2003 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction was for a period of two years, commencing January 1, 2004. The interest rate was reduced from 16% per annum to 10% per annum - 8% payable in cash per quarter and 2% accreted to the PIK amount.

At December 31, 2006 and 2005, the Company had a liability of $41,500 and $166,000 related to the “put warrants,” respectively.

The five-year maturity schedule for the principal on the above notes payable is as follows:

	2007	2008

Note payable (1)	$666,667	$277,777
Note payable (2)	-	6,564,899

Totals	$666,667	$6,842,676

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE N - INCOME TAXES (BENEFIT)

At December 31, 2006, the Company has a taxable loss of approximately $1.3 million for which no income tax accrual was made.

At December 31, 2005, the Company recognized a liability for the AMT of approximately $200,000, with a state tax expense of approximately $400,000.

At December 31, 2004, the Company utilized net operating losses (“NOL’s”) of approximately $9.3 million to eliminate the federal income tax. However, the Company was subject to the Alternative Minimum Tax (“AMT”), which is a separate method of determining income tax.

The Company has NOL’s of approximately $7.6 million available to offset future taxable income. These NOL’s expire at various dates through 2026. At December 31, 2006, the Company has deferred tax assets of approximately $7.1 million. The deferred tax assts consist primarily of net operating loss carry-forwards and previously accrued reserves. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

At December 31, 2006, the Company had federal net operating loss carry-forwards that expire as follows:

Year Net Operating Loss Expires

2022	$2,688,022
2023	3,646,804
2026	1,306,433
$7,641,259

There may be state tax expense in certain states where tax statutes do not recognize or do limit the use of NOL’s.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE O - CONCENTRATIONS

Significant Customers

For the year ended December 31, 2006, one customer accounted for approximately 10% of the Company’s revenues. For the year ended December 31, 2005, three customers accounted for approximately 19%, 15%, and 13% each of the Company’s revenues. For the year ended December 31, 2004, two customers accounted for approximately 11% each of the Company’s revenues, with a third customer accounting for approximately 9%.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents with major financial institutions. The balances at December 31, 2006 exceed federally insured limits. The Company performs periodic evaluations of the relevant credit standings of these financial institutions in order to limit the amount of credit exposure.

NOTE P - STOCKHOLDERS’ EQUITY

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

Private Placement of Equity

On February 2, 2004, the Company completed a private placement of equity. The Company received net proceeds from the private placement of approximately $2,900,000 and issued 12,400,001 shares of common stock. The proceeds from the private placement were used to reduce certain debt and other obligations, repay the balance of a term loan, and for working capital.

During the fourth quarter of 2001 and the first quarter of 2002, the Company issued shares and warrants in a private placement offering. The offering was completed on February 5, 2002. During the year ended December 31, 2001, the Company received net proceeds of $2,976,250 and issued 2,702,268 shares of common stock and common stock purchase warrants to acquire an additional 4,728,959 shares of the Company’s common stock are various prices ranging from $1.0556 to $3.00 per share. During 2002, the Company received additional net proceeds of $311,800 from the offering and issued 285,258 shares of common stock and common stock purchase warrants to acquire an additional 474,198 shares of the Company’s common stock at various prices ranging from $1.152 to $3.00 per share. The remaining 5, 215,313 warrants expired on November 30, 2006. The proceeds were used for working capital purposes.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE P - STOCKHOLDERS’ EQUITY (continued)

Stock Options

During 2004, the shareholders approved the Company’s 2004 Stock Incentive Plan. The plan was amended at the annual meeting of the shareholders in May 2005 to increase the shares available for issuance under the plan from 5 million to 8 million shares. The plan provides for the reservation and issuance of up to 8 million options for shares of common stock, subject to future stock splits, stock dividends, reorganizations, and similar events. The exercise price of incentive stock options may not be less than the fair market value on the date of grant. The plan provides for options to be granted to officers, directors, and employees of the Company. During the year ended December 31, 2006, the Company did not grant any options. For the year ended December 31, 2005, the Company granted 3,646,667 options.

The Company’s 2001 Incentive Stock Plan was approved during 2001. The reservation and issuance of 5 million options for shares of common stock subject to similar conditions listed above was provided. During the years ended December 31, 2003, 2002 and 2001, the Company granted 1,720,000; 2,017,815; and 50,000 stock options, respectively, to officers, directors and employees under the plan. On January 14, 2005, the former directors of the Company agreed to a reduction in the number of options issued from 1,400,000 options to 350,000 options, in consideration for receiving registration rights for the remaining underlying shares. Total active options in the 2001 Incentive Stock Plan as of March __27_, 2007 was 381,549. The Company has also issued stock options to certain individuals and companies under letter agreements. During the years ended December 31, 2004 and 2003, options to purchase 100,000 at $0.75 per share/stock price at time of issuance and 6,425,000 shares, respectively, of the Company’s common stock were issued under such agreements. The options granted have an exercise price at least equal to the fair value of the Company’s stock (except for options issued to two directors and to a consultant which were below fair market value) and expire at various times through 2010. The options previously granted vested immediately prior to or on December 29, 2005.

A summary of the activity at December 31 is as follows:

Exercise Price Range	Outstanding as of December 31, 2006	Outstanding Weighted Average Remaining Life (years)	Outstanding Weighted Average Exercise Price	Exercisable as of December 31, 2006

$0.00 to $0.50	7,644,000	2.45	$0.34	7,644,000
$0.51 to $0.99	6,139,667	2.20	$0.58	6,139,667
$1.00 to $1.99	56,549	3.10	$1.00	56,549

	13,840,216			13,840,216

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE P - STOCKHOLDERS’ EQUITY (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005 and 2004, respectively. As no options were granted in 2006, the Black-Scholes model was not used.

(1)	Average expected volatility of 191% and 348%
(2)	Average risk-free interest rate of 4.51% and 3.70%
(3)	Expected lives of five years

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Using the modified prospective adoption method of SFAS No. 123(R), the Company recognized the fair value of compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time, over the service (vesting) period. Under this method of adoption, no restatement of prior periods was made. There was no stock-based compensation expense as of December 31, 2006 related to stock options as no options were granted, nor did any options vest during the period.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE P - STOCKHOLDERS’ EQUITY (continued)

The following table summarizes information concerning outstanding and exercisable options and warrants for common stock at December 31, 2006:

		Weighted-Average
	Warrants/Options	Exercise Price

Outstanding at December 31, 2004	19,001,327	$1.69
Granted	3,646,667	$0.57
Exercised	(1,804,000)	$0.22
Forfeited	(1,600,874)	$2.77

Outstanding at December 31, 2005	19,243,120	$1.69
Granted	0
Exercised	0
Forfeited	(5,402,904)	$2.23

Outstanding at December 31, 2006	13,840,216

Weighted-average fair value of options
and warrants granted during the year:

December 31, 2004		$1.28
December 31, 2005		$0.57
December 31, 2006		$0.00

Common stock and options to purchase the common stock of the Company issued for services during the years ended December 31, 2006, 2005 and 2004 are as follows:

On August 10, 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors. As part of his separation agreement with the Company, he received $90,000 in the Company’s common stock or 538,462 shares. The expense was recognized in the third quarter of 2006 with credits to common stock and additional paid in capital.

In April 2006, 120,000 shares of the Company’s common stock were issued for public relations services to be performed during the following twelve months. The expense was recognized with credits to common stock and additional paid in capital.

On January 30, 2006, using the Black-Scholes valuation model, legal expense of approximately $3,700 was recognized for 9,500 shares of the Company’s common stock that were issued to an unrelated party for services rendered. The transaction was accounted for by charging legal expense, and crediting common stock and additional paid in capital.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE P - STOCKHOLDERS’ EQUITY (continued)

On January 5, 2005, the maturity date of an unsecured subordinated promissory note was extended to May 6, 2005. (See Note K). In consideration of the extension, an aggregate total of 196,667 warrants were issued to the note holder at an exercise price of $0.85. On February 7, March 7 and April 7, 2005, a total of 50,000 warrants was issued on each date with the balance of 46,667 warrants being issued on May 5, 2005. The warrants were valued using the Black-Scholes model and were charged to interest expense with a credit to additional paid in capital.

On September 29, 2004 and August 2, 2004, 20,000 and 12,000 shares of common stock of the Company, respectively, were issued for legal services to the Company. The shares were valued at $16,029, and were charged to legal expense with an offset to additional paid in capital.

On May 12, 2004, the Company entered into an agreement with a consultant to provide services. As part of the agreement, the consultant was issued a warrant for the purchase of 100,000 shares of common stock. The warrant was valued at $73,470, using the Black-Scholes model. Consulting expense was charged, and additional paid in capital was credited in the accounting transaction.

On January 20, 2004, the Company entered into a surrender agreement with its landlord for certain consideration, including 500,000 shares of the Company’s common stock. The Company charged other expense $275,000, which was included in long term liabilities at December 31, 2003. The shares were issued in 2004 to satisfy the debt.

NOTE Q - STOCK BASED COMPENSATION

At December 31, 2006, the Company had two stock-based employee compensation plans, which are more fully described in Note O. The Company had previously accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for fiscal years 2001, 2002, 2003, 2004 and 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. As of December 31, 2005, all options were fully vested.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. Using the modified prospective adoption method of SFAS No. 123(R), the Company recognized the fair value of compensation cost for all share-based payment granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time, over the service (vesting) period. Under this method of adoption, no restatement of prior periods was made.

Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees. APB 25 required the use of the intrinsic value method, which measures compensation costs as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE Q - STOCK BASED COMPENSATION (continued)

There was no stock-based compensation expense as of December 31, 2006 related to stock options as no options were granted, nor did any options vest during the period. There were no recognized tax benefits during the period due to the Company’s net operating losses. See Note N.

The fair value of the options awarded over the prior five fiscal years was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. For a detailed analysis of the stock options, see Form 10-K for December 31, 2005. Note N.

	Year Ended December 31,
	2005	2004	2003	2002	2001

Dividend Yield	0%	0%	0%	0%	0%
Expected Volatility	191.00%	348.00%	194.89%	125.88%	119.05%
Risk Free Interest Rate	4.51%	3.70%	3.04%	4.69%	3.77%
Expected life (years)	5	5	5	5 and 8	5

During the prior five (5) fiscal years had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of SFAS 123(R), the Company’s net income and earnings per share would have been impacted as shown in the following table:

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE Q - STOCK BASED COMPENSATION (continued)

The historical pro forma impact of applying the fair value method prescribed by SFAS 123(R) is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions, such as volatility, interest rates, and expected life used to estimate the fair value of the grants in future years.

NOTE R - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan for all eligible employees. Through a salary reduction program, the plan allows employee contributions on a pretax basis. There are no minimum corporate contributions required under the plan. The Company may make discretionary matching contributions based on the participants’ contributions. The Company may also make a discretionary profit-sharing contribution for the benefit of all eligible employees. Participants in the plan vest in Company contributions on a graduated scale over a five-year period. For the years ended December 31, 2006, 2005 and 2004, the Company paid or accrued matching contributions of approximately $86,000, $56,000 and $77,000, respectively.

The Company has no other postretirement benefits.

NOTE S - COMMITMENTS AND CONTINGENCIES

Backlog

At December 31, 2006, the Company had a backlog, which consists of signed orders for which no revenue has been recognized, of approximately $19 million. The backlog at December 31, 2005 was approximately $22 million. The backlog at December 31, 2004 was approximately $31 million.

Employment Agreements

On March 16, 2005, the Company amended its agreement with its Non-Executive Chairman. This agreement, which was to expire on March 15, 2008, provided for monthly payment s of $30,000 and severance payments, as defined in the agreement. On August 10, 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors. The agreement provided for the transfer of $90,000 of the Company’s common stock and cash payments through May 2007, totaling $180,000. All severance expense was recognized as of December 31, 2006.

In August 2006, the Board of Directors named the Chief Executive Officer as the Chairman of the Board. The agreement between the Company and the Chairman/Chief Executive Officer was amended on March 16, 2005 and May 12, 2005. That agreement expires on March 15, 2008. The agreement provides for an annual salary of $360,000, subject to annual review by the Board of Directors, and severance payments, as defined in the agreement.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE S - COMMITMENTS AND CONTINGENCIES (continued)

Leases

The Company is committed under non-cancelable operating leases for equipment, and office and warehouse space, expiring at various dates through August 2011. The leases include provisions requiring the Company pay a proportionate of increases in real estate taxes and operating expenses over base period amounts.

Future minimum rental commitments under all non-cancelable leases are as follows:

Rental Commitments
Years Ending December 31,
2007	$720,747
2008	755,745
2009	788,799
2010	705,915
2011	474,989
$3,446,195

Future commitments related to non-cancelable operating leases for equipment are as follows:

Operating Lease Commitments
Years Ending December 31,
2007	$136,219
2008	129,306
2009	88,979
2010	12,684
2011	728

$367,916

Rent and equipment operating lease expense for the years ended December 31, 2006, 2005 and 2004 were approximately $823,000, $692,000 and $669,000, respectively.

The Company has provided various representations, warranties, and other standard indemnifications in the ordinary course of business, in agreements to acquire and sell business assets, and in financing arrangements. The Company is subject to various legal proceedings and claims, which arise in the ordinary course of business.

Management believes that the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s financial position, results of operations, or cash flow.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE T - RELATED PARTY TRANSACTIONS

On February 1, 2005, the Company signed an agreement for consulting services with an individual who became a member of the Board of Directors in December 2005. The agreement provided for twelve months of consulting services at a fee of $15,000 per month and a one-time payment of $95,000. This agreement was amended on December 19, 2005 to provide for a consulting service fee of $15,000 per month and is on a “month-to-month” basis with a minimum six month written notice if either the Company or the consultant elects to terminate the agreement. For fiscal year 2006, consulting fees of $215,000 were recognized.

NOTE U - SUPPLEMENTAL CASH FLOW INFORMATION

In January 2006, 9,500 shares of the Company’s common stock were issued for legal services to an unrelated party for services rendered. The expense of approximately $3,700 was accounted for by charging legal expense, and crediting common stock and additional paid in capital.

In April 2006, 120,000 shares of the Company’s common stock were issued for public relations services to be performed during the following twelve months. The expense of approximately $47,000 was recognized, with credits to common stock and additional paid in capital.

In August 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors. As part of his separation agreement, he received $90,000 in the Company’s common stock or 538,462 shares. The expense was recognized in the third quarter with credits to common stock and additional paid in capital.

During fiscal 2005, the Company issued 196,667 warrants as consideration for the extension of the maturity date of an unsecured, subordinated promissory note. (See Note K)

During fiscal 2004, the Company issued 1,550,000 shares of the Company’s common stock, valued at $805,000, in payment of debt.

NOTE V - SUBSEQUENT EVENTS

Effective March 1, 2007, the Company and its Chief Financial Officer Suzanne Verrill entered into a separation agreement whereby Ms. Verrill will no longer serve as the Company’s Chief Financial Officer. In connection with the separation agreement, Ms Verrill has further agreed to serve as a consultant to the Company whereby from time to time she will provide advice on financial and accounting related matters

On March 22, 2007, the Company’s primary commercial lender waived certain of its financial covenants as related to the Company’s credit facility. As part of the agreement, the availability on the Revolving Line of Credit was adjusted to be the lesser of (1) $5 million or (2) 70% of “acceptable accounts” plus 50% of the cost in excess of billings (capped at $1 million), less an availability reserve of $250,000. The Prime Interest rate premium was increased 25 basis points (0.25%) for the Term Loan and for the Revolving Line of Credit.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE W - QUARTERLY RESULTS (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2006 and 2005. The following information reflects all normal, recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited results were as follows:

	December 31, 2006
	March 31	June 30	September 30	December 31

Revenue	$11,092,862	$12,908,402	$13,528,194	$14,946,925

Cost of Goods	9,521,434	9,552,781	10,459,009	$12,742,563
Selling, general & administrative expense	2,554,975	2,632,337	2,650,193	$3,185,840
Total expenses	12,076,409	12,185,118	13,109,202	15,928,403

Operating income (loss)	(983,547)	723,284	418,992	(981,478)

Other income (expense)	(341,568)	(376,244)	(411,664)	$(371,988)

Net Income (Loss) Before Income Taxes	(1,325,115)	347,040	7,328	(1,353,466)

Provision for Income Taxes	-	-

Net Income (Loss)	$(1,325,115)	$347,040	$7,328	$(1,353,466)

Per share income
Basic	$(0.04)	$0.01	$0.00	$(0.04)
Diluted	$(0.04)	$0.01	$0.00	$(0.04)

Shares used
Basic	34,666,730	34,766,161	34,924,513	35,286,479
Diluted	34,666,730	35,324,827	35,483,179	35,286,479

	December 31, 2005
	March 31	June 30	September 30	December 31

Revenue	$14,568,029	$12,552,178	$11,885,907	$13,029,943

Cost of Goods	9,531,750	8,893,051	8,639,266	$10,233,951
Selling, general & administrative expense	2,900,738	2,656,962	2,832,630	$2,762,145
Total expenses	12,432,488	11,550,013	11,471,896	12,996,096

Operating income (loss)	2,135,541	1,002,165	414,011	33,847

Other income (expense)	(325,639)	(318,962)	(212,289)	$(207,354)

Net Income (Loss) Before Income Taxes	1,809,902	683,203	201,722	(173,507)

Provision for Income Taxes	-	-	352,170	254,341

Net Income (Loss)	$1,809,902	$683,203	$(150,448)	$(427,848)

Per share income
Basic	$0.05	$0.02	$(0.00)	$(0.01)
Diluted	$0.05	$0.02	$(0.00)	$(0.01)

Shares used
Basic	33,109,064	33,775,982	34,240,682	34,660,397
Diluted	39,680,204	45,122,144	34,240,682	34,660,397