Form 10-Q
period 2007-03-31
BRANDPARTNERS GROUP INC
filed 2007-05-15
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock outstanding on May 11, 2007 was 34,923,359.

BRANDPARTNERS GROUP, INC.

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007	December 31, 2006
	(unaudited)

Cash	$214,499	$504,684
Accounts receivable,net of allowance for doubtful accounts of $359,583 and $360,000	6,815,401	6,863,811
Costs and estimated earnings in excess of billings	2,614,067	1,929,933
Inventories	1,060,808	768,395
Prepaid expenses and other current assets	269,711	353,171
Total current assets	10,974,486	10,419,994

Property and equipment, net	1,316,140	1,373,733
Goodwill	24,271,969	24,271,969
Deferred financing costs	96,160	115,358
Other assets	325,441	325,441

Total assets	$36,984,196	$36,506,495
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,555,846	$7,775,189
Billings in excess of cost and estimated earnings	3,908,128	4,354,739
Short term debt	3,539,184	729,692
Total current liabilities	13,003,158	12,859,620

Long term debt, net of current maturities	6,340,753	6,451,766

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; issued 34,923,359	349,234	349,234
Additional paid in capital	45,133,635	45,133,635
Accumulated deficit	(27,579,952)	(28,025,117)
Other Comprehensive Income
Foreign currency adjustment	49,868	49,857
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)
Total stockholders' equity	17,640,285	17,195,109
Total liabilities and stockholders' equity	$36,984,196	$36,506,495

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	3 Months Ended	3 Months Ended
	March 31	March 31
	2007	2006
	(unaudited)	(unaudited)

Revenues	$13,888,165	$11,092,862

Costs and expenses
Cost of revenues	10,651,903	9,521,434
Selling, general and administrative	2,474,567	2,554,975
Total expenses	13,126,470	12,076,409

Operating income (loss)	761,695	(983,547)

Other income (expense)
Interest expense, net	(316,530)	(341,568)
NET INCOME (LOSS)	$445,165	$(1,325,115)

Basic and diluted earnings per share
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

Weighted - average shares outstanding
Basic	34,923,359	34,666,730
Diluted	35,328,359	34,666,730

 The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows (used in) operating activities
Net income (loss)	$445,165	$(1,325,115)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	166,450	170,803
Provision for doubtful accounts	(417)	15,628
Non-cash compensation	-	3,705
Allowance for obsolete inventory	22,578	15,412

Changes in operating assets and liabilities
Accounts receivable	48,827	1,637,219
Costs and estimated earnings in excess of billings	(684,134)	(740,753)
Inventories	(314,991)	(177,858)
Prepaid expenses and other current assets	83,460	36,811
Other assets	-	4,310
Accounts payable and accrued expenses	(2,219,343)	(2,213,371)
Billings in excess of costs and estimated earnings	(446,611)	(312,256)

Net cash (used in) operating activities	(2,899,016)	(2,885,465)

Cash flows (used in) investing activities
Acquisition of equipment	(89,659)	(172,903)

Cash flows from financing activities
Net borrowings (payments) on short term debt	2,809,492	2,675,194
Net borrowings (payments) on long term debt	(111,013)	-

Net cash provided by financing activities	2,698,479	2,675,194

NET DECREASE IN CASH	(290,196)	(383,174)
Effect of exchange rates on cash and equivalents	11	(2,630)

Cash, beginning of periods	504,684	525,665

Cash, end of periods	$214,499	$139,861

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$203,371	$176,020
Cash paid during the period for income taxes	$33,784	$206,179

The accompanying notes are an integral part of the financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2006 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the entire year.

BrandPartners Group, Inc. (“BrandPartners Group” or “BrandPartners”), was originally incorporated in 1984 under the name “Performance Services Group, Inc.” in the state of New York. We changed our name to “Financial Performance Corporation” in 1986, and in 2001 we were reincorporated in the state of Delaware and changed our name to BrandPartners Group, Inc. to more accurately reflect the products and services we offer. Today we operate through our wholly-owned subsidiaries BrandPartners Retail, Inc. (“Brand Retail”), Grafico Incorporated (“Grafico”), Building Partners, Inc. (“Build Partners”), and BrandPartners Europe, Ltd. (“Brand Europe”), creating next generation retail environments for financial service companies and retail organizations.

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

We formed Grafico Incorporated (“Grafico”), a Delaware corporation in 2005, to provide similar services as those offered by Brand Retail with a focus on the non-standard market segment of the financial services industry.

•	Building Partners, Inc.

We formed Building Partners, Inc. (“Build Partners”), a Delaware corporation, in February 2006 to complement the products and services offered by Brand Retail and Grafico by providing general contracting services to our clients.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

•	BrandPartners Europe, Ltd.

BrandPartners Europe, Ltd. (“Brand Europe”) was formed in 2005 and has been located in London, England. Brand Europe focuses on providing similar products and services as Brand Retail to the European market.

The consolidated financial statements for the three months ended March 31, 2007 and 2006 include the accounts of BrandPartners and its wholly owned subsidiaries: Brand Retail, Brand Europe, Grafico, and Build Partners. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in its Form 10-K for December 31, 2006.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts an annual review of the value of its goodwill for potential impairment. For the three months ended March 31, 2007 and 2006, no impairments were present and no indications of impairment were identified.

Deferred financing costs are being amortized on a straight-line basis over five to seven years, which represents the life of the related debt.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

NONE

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE D - SHORT TERM DEBT

	March 31, 2007	December 31, 2006
	(unaudited)

Current portion long term debt (1)	$666,667	$666,667
Revolving credit facility (1)	2,814,542
Capital lease, current portion (2)	$21,525	$21,525
Put warrant (3)	$36,450	$41,500

Total Short Term Debt	$3,539,184	$729,692

(1) Short-Term Debt consists of the current portion of the Term Loan and the balance of the Revolving Line of Credit, which were negotiated with a commercial lender on May 5, 2005 as part of a credit facility (“the Facility”). That facility provided for the following.

•  $2,000,000 Term Loan, requiring 36 equal monthly principal payments

•  $5,000,000 Revolving Line of Credit Loan

•  Prime Rate interest plus 25basis points (0. 25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•  LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 275 basis points ( 2.75%)

On March 22, 2007 the Company and the commercial lender amended the original the facility dated May 5, 2005 whereas certain financial covenants where modified and the terms of the facility were amended as noted below. Additionally, as noted below, on March 28, 2007 the Company also received a waiver and modification of financial covenants in connection with its $5,000,000 subordinate promissory note with the subordinate lender in accordance with the waiver and modification it obtained from the Company’s commercial lender

Modified terms of the Company’s banking facility include:

•
Amending the maximum amount available to the Company under the Revolving Line of Credit so that it is the lesser of (1) Five Million Dollars ($5,000,000.00) or (2) an amount equal to (a) Seventy Percent (70%) of acceptable accounts (accounts of the Company that the commercial lender determines to be satisfactory) plus (b) the lesser of (i) One Million Dollars ($1,000,000.00), or (ii) Fifty Percent (50%) of Costs in Excess of Billings (expected revenue to be generated pursuant to contracts for services performed or goods sold which have not yet been billed but would otherwise be deemed Acceptable Accounts once billed) less (c) Two Hundred Fifty Thousand Dollars ($250,000.00).

•
The interest rate on the Revolving Line of Credit Loan subject to the LIBOR rate will now be a fixed per annum rate of interest equal to LIBOR plus 300 basis points (3.00%), and for the Term Loan a fixed per annum rate of interest equal to LIBOR plus 275 basis points (2.75%).  However, the principal balance outstanding, or portion thereof, under the Revolving Line of Credit Loan which is not subject to the LIBOR Rate shall bear interest at a variable annual rate equal to the Prime Rate plus 50 basis points (0.50%). The principal balance outstanding under the Term Loan which is not subject to the LIBOR Rate shall bear interest at a variable annual rate equal to the Prime Rate plus 25 basis points (0.25%).

The Facility expires on May 5, 2008. On March 31, 2007, the LIBOR rate was 5.32% and the prime rate was 8.25%.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(2) The Company leases the telephone system for its main location and other equipment under capital leases commenced in 2006. The leases expire in 2009 and 2011. The economic substance of the leases is that the Company is financing the acquisition of certain assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. The lease agreements contain a bargain purchase option at the end of the lease term. For a complete listing see the Company’s Form 10-K as of December 31, 2006.

(3) A subordinated promissory note in the principal amount of $5,000,000 was issued on October 22, 2001 to an unrelated third party. The note bears interest at 16% per annum - 12% payable quarterly in cash and 4% added to the unpaid principal (“PIK amount”). The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the note, the Company is required to maintain certain financial covenants. On January 7, 2004, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction was for a period of two years commencing January 1, 2004 and reduced the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

As of March 28, 2007 the Company signed an amendment and waiver No.5 with the holder of the promissory note whereas certain financial covenants where modified. See the Company’s report on Form 8-K filed April 3, 2007.

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and could put to the Company after the fifth year, or on October 22, 2006. The transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded.. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income (loss). At March 31, 2007 and December 31, 2006, the Company had a liability of $36,450 and $41,500, respectively, related to the Put Warrant.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2007	December 31, 2006
	(unaudited)

Note payable (1)	$777,778	$944,445
Capital lease (2)	87,907	$93,287
Note payable (3)	5,000,000	5,000,000
Interest payable (3)	1,163,260	1,102,226
	7,028,945	7,139,958
Less current maturities (1)	(666,667)	(666,667)
Less capital lease current portion (2)	(21,525)	(21,525)
Total Long Term Debt	$6,340,753	$6,451,766

NOTE E - LONG TERM DEBT

Long-Term Debt consists of the following:

(1)	See Note D.

(2)	See Note D.

(3)	See Note D.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE G - SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2007, two customers accounted for approximately 23% and 16% of the Company’s revenue respectively. For the three months ended March 31, 2006, one customer accounted for approximately 18% of the Company’s revenue.

NOTE H - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

On January 30, 2006, using the Black-Scholes valuation model, legal expense of $3,705 was recognized for 9,300 shares of the Company’s common stock that were issued to an unrelated party for services rendered. The transaction was accounted for by charging legal expense, and crediting common stock and additional paid in capital.

NOTE I - COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $16 million.

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

NOTE J - STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment. The Company determined that based upon further evaluation of the two methods available for disclosure that the modified prospective adoption method was more appropriate. Using the modified prospective adoption method of SFAS 123(R), the Company recognized the fair value of compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time, over the service (vesting) period. Under this method of adoption, no restatement of prior periods was made.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

The Company did not grant any stock options for the quarter ending March 31, 2007 nor did any options vest during the three-month period.

For the periods ended March 31, 2007 and 2006 there no share base compensation recognized in the consolidated statement of operations.

NOTE K - INCOME TAXES

At March 31, 2007, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal income tax expense.

The Company has NOL’s of approximately $8 million available to offset future taxable income. These NOL’s expire at various dates through 2026. At December 31, 2006, the Company had deferred tax assets of approximately $6.9 million. The deferred tax assets consist primarily of net operating loss carry-forwards and accrued expenses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

There may be state tax expense in certain state where the tax statutes do not recognize or do limit the use of NOL’s.

NOTE L - SUBSEQUENT EVENTS

NONE

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had a working capital deficit (current assets, less current liabilities) of approximately $(2.0 million), stockholders’ equity of approximately $17.6 million, and a current ratio (current assets to current liabilities) of approximately .84 to 1. At December 31, 2006, the Company had working capital deficit of approximately $(2.4 million), stockholders’ equity of approximately $17.2 million and a working capital ratio of approximately .81 to 1. The increase in working capital was due to the following:

•	Offset by an decrease in cash
•	Offset by an decrease in net accounts receivable
•	Increase in short term debt
•	Increase in costs and estimated earnings in excess of billings
•	Increase in inventory
•	Offset by a decrease in accounts payable
•	Offset by a decrease in billings in excess of cost and estimated earnings

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

As of March 31, 2007, the Company had cash of approximately $214,000. As of December 31, 2006, the Company had cash of approximately $505,000.

For the three months ended March 31, 2007, the net cash (used in) operating activities of approximately ($2.9 million) noted in the Statement of Cash Flows consisted of the following:

•	Decrease in cash required to pay contractual obligations

•	Increase in inventory

•	Pay-down of accounts payable and accrued expenses

•	Offset by a decrease in net accounts receivable

•
Change in Costs/Billings and Estimated Earnings in Excess of Billings due to timing differences on major contracts between revenue recognition and invoicing of monies due for work performed because of the terms of the contracts. Cost in Excess increased approximately $684,000 and Billings in Excess decreased approximately $447,000 from December 31, 2006, for a total of approximately $1.1 million. The large swings in these accounts are typical due to the contractual nature of the Company’s business.

	March 31,	December 31,
	2007	2006	Difference

Cost in excess of billings	$2,614,067	$1,929,933	$684,134
Billings in excess of costs	(3,908,128)	(4,354,739)	446,611

Totals	$(1,294,061)	$(2,424,806)	$1,130,745

The Costs in Excess and Billings in Excess accounts on the balance sheet reflect the revenue recognition and invoicing activity on large contracts. Due to the nature of the project accounting used for large contracts, all vendor and labor costs are put on the balance sheet until the associated revenue is recognized. At this point, revenue, costs and profit are transferred to the income statement. The Cost in Excess of Billings reflects the costs, which have been incurred by the Company with resultant revenue recognition in completing a contractual obligation, which according to the terms of the contract cannot be billed as of the end of the fiscal period and is thus an asset. Its companion account, Billings in Excess of Cost, reflects the balance of those billings made to customers for which work to the level of the billing deposits has not yet occurred. Thus, a liability exists on the balance sheet for the obligation on the part of the Company to perform work to the level of the deposits invoiced to the client. Due to the size of the contracts, these accounts can fluctuate considerably between and during the course of the years.

Net cash (used in) investing activities was approximately $(90,000) for the purchase of new computers and office equipment.

Net cash provided by financing activities was approximately $2.7 million consisting of the net increase in short term debt.

INDEBTEDNESS

BRANDPARTNERS FACILITY

BrandPartners Group, Inc. and its wholly owned subsidiaries completed a credit facility arrangement (the “Facility”) with a commercial lender effective May 5, 2005. The Facility provides for the following:

•	$2,000,000 Term Loan with 36 equal monthly payments
•	$5,000,000Revolving Line of Credit
•	Prime rate interest plus 25 basis points (0.25%) on revolving line of credit (not subject to LIBOR rate)
•	LIBOR rate on Term Loan and portion of Revolving Line of Credit (LIBOR rate equals LIBOR plus 275 basis points 2.75%)
•	Expiration date of May 5, 2008

Modified terms of the Company’s banking facility include:

Amending the maximum amount available to the Company under the Revolving Line of Credit so that it is the lesser of (1) Five Million Dollars ($5,000,000.00) or (2) an amount equal to (a) Seventy Percent (70%) of acceptable accounts (accounts of the Company that the commercial lender determines to be satisfactory) plus (b) the lesser of (i) One Million Dollars ($1,000,000.00), or (ii) Fifty Percent (50%) of Costs in Excess of Billings (expected revenue to be generated pursuant to contracts for services performed or goods sold which have not yet been billed but would otherwise be deemed Acceptable Accounts once billed) less (c) Two Hundred Fifty Thousand Dollars ($250,000.00).

The interest rate on the Revolving Line of Credit Loan subject to the LIBOR rate will now be a fixed per annum rate of interest equal to LIBOR plus 300 basis points (3.00%), and for the Term Loan a fixed per annum rate of interest equal to LIBOR plus 275 basis points (2.75%).  However, the principal balance outstanding, or portion thereof, under the Revolving Line of Credit Loan which is not subject to the LIBOR Rate shall bear interest at a variable annual rate equal to the Prime Rate plus 50 basis points (0.50%). The principal balance outstanding under the Term Loan which is not subject to the LIBOR Rate shall bear interest at a variable annual rate equal to the Prime Rate plus 25 basis points (0.25%).

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

The balance of the note at March 31, 2007 was $6,163,260, including PIK interest of $1,163,260. On January 7, 2004, when the closing price of the Company’s common stock was $0.70, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction was for a period of two years, commencing January 1, 2004 and reduced the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01. The Company is also required to maintain compliance with certain financial and other covenants. On March 28, 2007, the Company and holder of the subordinated noted entered into Amendment and Waiver No. 5 to the subordinated note whereby the Company received a waiver and modification of financial covenants consistent with the waiver and modification of covenants the Company obtained from its commercial lender in connection with its loan revolving credit facility. At March 31, 2007, the Company had a short-term liability of approximately $36,000 related to the Put Warrant. The Put Warrant became redeemable on October 22, 2006. The Put Warrant expires on October 22, 2011.

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

COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $16 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

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

Revenues for the first three months of 2007 as compared to 2006 increased by 25%, or approximately $2.8 million which was primarily due to new projects being signed and delivered in the same quarter.

COST OF REVENUES: Cost of revenues from continuing operations increased approximately $1.1 million. Cost of revenues as a percentage of revenue decreased by 9% due to the nature of the products and services delivered as related to their projects.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first three months of 2007 decreased approximately $80,000 or 3%. The decrease was due to the following:

•	Decrease in wages of approximately $136,000

•	Decrease in the use of consultants and professional services of approximately $40,000

•	Offset by an increase in facilities related expenses of approximately $96,000

OPERATING INCOME: Operating income for the first three months of 2007 increased approximately $1.7 million or 177% due to the factors noted above.

OTHER INCOME (EXPENSE): Interest expense decreased approximately $25,000 due to the decrease in the term loan principle offset by an increase in short-term borrowings.

NET INCOME: Net income from operations increased 134% or approximately $1.8 million due to the increase in contract sales, along with a reduction of cost of sales as a percentage of revenue.

HOLDING COMPANY AND OPERATING SUBSIDIARIES

Brandpartners provides a range of products and services to help clients develop or enhance their retail environments. The vast majority of contracts that the company enters into are project specific, and consequently an important part of the company’s value proposition is offering clients a project management expertise that requires the collaboration of internal resources and many vendor partners. This model presents the company as a “one-stop” shop that reduces duplication of efforts, increase efficiencies and allows clients to focus on their main responsibilities.

We conduct our operations through our subsidiaries. There are currently four subsidiaries: BrandPartners Retail, Inc.; BrandPartners Europe, Ltd.; Grafico Incorporated; and Building Partners, Inc.

BrandPartners Retail is the largest of the subsidiaries. BrandPartners Retail, formerly known as (Willey Brothers, Inc.) was founded in 1983 and provided interior and exterior turnkey retail space solutions to the financial services industry. In January 2001, the Company acquired Willey Brothers, Inc. In April of 2005, Willey Brothers changed its name to BrandPartners Retail. As part of the BrandPartners Group, the Brand Retail subsidiary has sought to improve its leadership position in the marketplace by developing new products and services, i.e. digital merchandising, windows marketing, consulting/branding services, and by servicing some of the larger financial institutions in the United States. Brand Retail has increased the number of clients it serves in the financial services industry and has pursued a diversification strategy outside of the financial services marketplace.

BrandPartners Europe, Ltd. (“Brand Europe”) was incorporated in Great Britain in January 2005 and provides products and services to the European marketplace.

On April 1, 2005, Grafico Incorporated (“Grafico”) was formed as a Delaware corporation. Grafico provides similar services to those of Brand Retail, targeting the non-standard financial services industry.

Building Partners was incorporated in January of 2006 and provides general contracting services to our clients.

We cannot determine at the present time whether these subsidiaries will be or remain profitable in the future. We have relied and continue to rely upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Regulations, legal restrictions and contractual agreements could restrict any needed payments from our subsidiaries. If we were unable to receive cash from our subsidiaries, our operations and financial condition would be materially and adversely affected.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “expects,” and similar expressions identify forward-looking statements, which are subject to certain risks, uncertainties and factors, including those which are economic, competitive and technological, which could cause actual results to differ materially from those forecasted or anticipated. Such factors include:

•	Continued services of our executive officers or the executive officers of our subsidiaries

•	Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate acquired businesses

•	Changes in our business strategies or development plans

•	Competition

•	Our ability to grow within the financial services industry

•	Our ability to penetrate new markets

•	Our ability to obtain sufficient financing to continue operations

•	General economic and business conditions

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligations to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made in this report, as well as in our periodic report on Forms 10-K our-, current reports on Form 8-K, and other filings with the Securities and Exchange Commission.

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

The consulting design services, merchandising markets, and the store build-out industry in which we operate although fragmented includes a large number of service providers, making our business highly competitive. Many of our competitors have greater financial, technical, and marketing resources; larger customer bases; greater name recognition; and more established relationships with their customers and suppliers than we have. Larger and better-capitalized competitors may be better able to respond to the need for technical changes, to price their services more aggressively, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

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

The financial services industry, which we serve, has experienced a number of mergers and acquisitions in recent years. While we may experience a short-term gain in the demand for our products and services as a result of mergers and consolidations, long term, we may lose existing clients by way of the merger activity as a result of a reduction in available market share, which could adversely affect our revenues.

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

Although our client relationships are often on a project-by-project basis, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Over the past three (3) completed fiscal years, we have derived at least ten (10%) percent of our revenues from at least one or more significant clients. In the most recent completed quarter we derived approximately 23% and 16% revenue from two customers. Given the amount of time needed to develop new clients, there is no assurance that we would be able to promptly replace the revenues lost if a significantly large client, or several clients terminated our services.

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

We are party to a commercial loan agreement with a lender through which we have a credit facility comprised of a term loan, whose balance at March 31, 2007 was approximately
$778,000, and a revolving line of credit whose limit is the lesser of $5,000,000 or 70% of acceptable accounts plus 50% of cost in excess of billings (capped at $1,000,000), less an availability reserve of $250,000. All of the assets of our wholly owned subsidiaries are pledged to secure the credit facility, which requires us to make principal and interest payments over the life of the facility. The credit facility imposes certain loan covenants on us. We have in the past been unable to satisfy certain covenants. In the event we fail to satisfy the covenants or if we do not receive a waiver from our lender or a modification of same, we would be in default under our commercial loan agreement, and our lender could call the full outstanding facility due, which would have a materially adverse effect on our ability to maintain our business operations.

We are subject to a subordinate financing arrangement that requires quarterly interest payments and matures in October 2008, at which time we will be required to make a payment of approximately $6.5 million to the lender.

We are party to a subordinate loan agreement with Corporate Mezzanine II, L.P., secured by a pledge of all our assets. As of March 28, 2007, the balance of the note was approximately $6.1 million. The facility requires quarterly interest payments and matures in October 2008, at which time a balloon payment of approximately $6.5 million will be due. If we are unable to make payment on this facility at any time or at the maturity date of same, of if we are unable to abide by the financial covenants of the facility, we may be deemed in default of some. There is no assurance that we will have adequate funds or will be able to make arrangements for financing to satisfy this facility when it matures in 2008. Failing to have adequate funds to satisfy some will result in a default.

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

The table below provides information on our market sensitive financial instruments as of March 31, 2007.

	Principal	Interest Rate at
	Balance	March 31, 2007

Term Loan	$777,778	7.82%
Revolving Credit Facility	$2,814,542	8.07%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure and Internal Controls

The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”)

Limitations on the Effectiveness of Controls

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

Conclusions

Based on our evaluation, the CEO and CAO concluded that the registrant’s disclosures, controls, and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

ITEM 6. EXHIBITS

10.1	Separation agreement and release dated as of March 1, 2007 between the Company and Suzanne Verrill

10.2
Letter Agreement between the Company, its subsidiaries and T.D. Banknorth, N.A. dated as of March 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 3, 2007)

10.3
Form of Amendment and Waiver No. 5 dated as of March 28, 2007 by and among BrandPartners Group, Inc., BrandPartnersRetail, Inc. and Corporate Mezzanine II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed April 3, 2007

31.1	Certification of Chief Executive Officer and President Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007

BRANDPARTNERS GROUP, INC.

By:	/S/ JAMES F. BROOKS
James F. Brooks Chief Executive Officer and President