Form 10-Q
period 2007-06-30
BRANDPARTNERS GROUP INC
filed 2007-08-14
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

The number of shares of common stock outstanding on August 9, 2007 was 34,923,359.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I Financial Information	3

Item 1 Financial Statements	3

Consolidated Balance Sheets
June 30, 2007 (unaudited) and December 31, 2006	4

Consolidated Statements of Operations (unaudited) for the
Six and Three Months Ended June 30, 2007 and 2006	5

Consolidated Statements of Cash Flows (unaudited) for the Six
Months Ended June 30, 2007 and 2006	6

Notes to Consolidated Financial Statements (unaudited)	13

Item 2 Management’s Discussion and Analysis of Financial
Condition and Results of Operations	27

Item 3 Quantitative and Qualitative Disclosures about
Market Risk	27

Item 4 Controls and Procedures	27

Part II Other Information

Item 1A. Risk Factors

Item 6 Exhibits	29

Part I Financial Information
Item 1 Financial Statements

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash	$137,865	$504,684
Accounts receivable,net of allowance for
doubtful accounts of $377,269 and $360,000	7,671,051	6,863,811
Costs and estimated earnings in excess of billings	2,066,792	1,929,933
Inventories	753,270	768,395
Prepaid expenses and other current assets	405,736	353,171
Total current assets	11,034,714	10,419,994

Property and equipment, net	1,199,295	1,373,733
Goodwill	24,271,969	24,271,969
Deferred financing costs	76,961	115,358
Other assets	325,441	325,441

Total assets	$36,908,380	$36,506,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$6,350,463	$7,775,189
Billings in excess of cost and estimated earnings	2,711,385	4,354,739
Short term debt	3,686,667	729,692
Total current liabilities	12,748,515	12,859,620

Long term debt, net of current maturities	6,286,564	6,451,766

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 34,923,359	349,234	349,234
Additional paid in capital	45,133,635	45,133,635
Accumulated deficit	(27,347,108)	(28,025,117)
Other Comprehensive Income
Foreign currency adjustment	50,040	49,857
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	17,873,301	17,195,109

Total liabilities and stockholders' equity	$36,908,380	$36,506,495

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	June 30	June 30	June 30	June 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$26,986,833	$24,001,264	$13,098,668	$12,908,402

Costs and expenses
Cost of revenues	20,656,340	19,074,216	10,004,437	9,552,781
Selling, general and administrative	4,990,737	5,187,320	2,516,170	2,632,337

Total expenses	25,647,077	24,261,536	12,520,607	12,185,118

Operating income (loss)	1,339,756	(260,272)	578,061	723,284

Other income (expense)
Interest expense, net	(661,747)	(717,812)	(345,217)	(376,244)
NET INCOME (LOSS)	$678,009	$(978,084)	$232,844	$347,040

Basic and diluted earnings per share
Basic	$0.02	$(0.03)	$0.01	$0.01
Diluted	$0.02	$(0.03)	$0.01	$0.01

Weighted - average shares outstanding
Basic	34,923,359	34,714,483	34,923,359	34,766,161
Diluted	35,328,359	34,714,483	35,328,359	35,324,827

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006

	June 30,	June 30,
	2007	2006*
	(unaudited)	(unaudited)
Cash flows (used in) operating activities
Net income (loss)	$678,009	$(978,084)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	335,094	353,753
Provision for doubtful accounts	17,269	64,337
Non-cash compensation	-	50,505
Allowance for obsolete inventory	35,321	34,394

Changes in operating assets and liabilities

Accounts receivable	(824,509)	(387,813)
Costs and estimated earnings in excess of billings	(136,859)	(2,251,755)
Inventories	(20,196)	(191,149)
Prepaid expenses and other current assets	(52,565)	(56,342)
Other assets	-	4,310
Accounts payable and accrued expenses	(1,424,726)	(12,370)
Billings in excess of costs and estimated earnings	(1,643,354)	612,955

Net cash (used in) operating activities	(3,036,516)	(2,757,259)

Cash flows (used in) investing activities
Acquisition of equipment	(122,259)	(171,525)

Cash flows from financing activities
Net borrowings on short term debt	2,679,197	2,750,877
Net borrowings (payments) on long term debt	112,576	(187,131)

Net cash provided by financing activities	2,791,773	2,563,746

NET DECREASE IN CASH	(367,002)	(365,038)
Effect of exchange rates on cash	183	(4,391)

Cash, beginning of periods	504,684	525,665

Cash, end of periods	$137,865	$156,236

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$495,750	$523,604
Cash paid during the period for income taxes	$-	$206,179

The accompanying notes are an integral part of the financial statements.
* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2006 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results expected for the entire year.

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

•	BrandPartners Retail

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

BrandPartners Europe, Ltd. (“Brand Europe”) was formed in 2005. Brand Europe focuses on providing similar products and services as Brand Retail to the European market.

The consolidated financial statements for the six months ended June 30, 2007 and 2006 include the accounts of BrandPartners and its wholly owned subsidiaries: Brand Retail, Brand Europe, Grafico, and Build Partners. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in its Form 10-K for December 31, 2006.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts an annual review of the value of its goodwill for potential impairment. For the six months ended June 30, 2007 and 2006, no impairments were present and no indications of impairment were identified.

Deferred financing costs are being amortized on a straight-line basis over five to seven years, which represents the life of the related debt.

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

NONE

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE D - SHORT TERM DEBT

	June 30, 2007	December 31, 2006
	(unaudited)

Current portion term loan (1)	$611,111	$666,667
Revolving credit facility (1)	3,013,531
Capital lease, current portion (2)	21,525	21,525
Put warrant (3)	40,500	41,500

Total Short Term Debt	$3,686,667	$729,692

(1) Short-Term Debt consists of the current portion of the Term Loan and the balance of the Revolving Line of Credit, which were negotiated with a commercial lender on May 5, 2005 as part of a credit facility (“the Facility”). That facility provided for the following.

•	$2,000,000 Term Loan, requiring 36 equal monthly principal payments

•	$5,000,000 Revolving Line of Credit Loan

•	Prime Rate interest plus 25 basis points (0. 25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 275 basis points ( 2.75%)

Effective March 28, 2007 the Company and the commercial lender amended the original the facility dated May 5, 2005 whereas certain financial covenants where modified and the terms of the facility were amended as noted below. Additionally, on March 28, 2007 the Company also received a waiver and modification of financial covenants in connection with its $5,000,000 subordinate promissory note with the subordinate lender in accordance with the waiver and modification it obtained from the Company’s commercial lender

Modified terms of the Company’s banking facility include:

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

The Facility expires on May 5, 2008. On June 30, 2007, the LIBOR rate was 5.32% and the prime rate was 8.25%.

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

As of March 28, 2007 the Company signed an amendment and waiver No. 5 with the holder of the promissory note whereas certain financial covenants where modified. See the Company’s report on Form 8-K filed April 3, 2007.

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and can be put to the Company after the fifth year, or on October 22, 2006. The transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income (loss). At June 30, 2007 and December 31, 2006, the Company had a liability of $40,500 and $41,500, respectively, related to the Put Warrant.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE E - LONG TERM DEBT

Long-Term Debt consists of the following:

	June 30, 2007	December 31, 2006
	(unaudited)

Note payable (1)	$611,111	$944,445
Capital lease (2)	82,525	93,287
Note payable (3)	5,000,000	5,000,000
Interest payable (3)	1,225,564	1,102,226
	6,919,200	7,139,958
Less current maturities (1)	(611,111)	(666,667)
Less capital lease current portion (2)	(21,525)	(21,525)
Total Long Term Debt	$6,286,564	$6,451,766

(1)	See Note D.

(2)	See Note D.

(3)	See Note D.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE G - SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2007, one customer accounted for approximately 20% of the Company’s revenue. For the three months ended June 30, 2007, one customer accounted for approximately 20% of the Company’s revenue.

For the six months ended June 30, 2006, one customer accounted for approximately 10% of the Company’s revenue. For the three months ended June 30, 2006, one customer accounted for approximately 16% of the Company’s revenue.

NOTE H - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

On January 30, 2006, using the Black-Scholes valuation model, legal expense of $3,705 was recognized for 9,300 shares of the Company’s common stock that were issued to an unrelated party for services rendered. The transaction was accounted for by charging legal expense, and crediting common stock and additional paid in capital.

NOTE I - COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $12 million.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The Company did not grant any stock options for the quarter ending June 30, 2007 nor did any options vest during the six-month period.

For the periods ended June 30, 2007 and 2006 there was no stock based compensation cost recognized in the consolidated statement of operations.

NOTE K - INCOME TAXES

At June 30, 2007, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal and state income tax expense.

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

There may be state tax expense in certain states where the tax statutes do not recognize or limit the use of NOL’s.

NOTE L - SUBSEQUENT EVENTS

NONE

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had a working capital deficit (current assets, less current liabilities) of approximately $(1.7 million), stockholders’ equity of approximately $17.9 million, and a current ratio (current assets to current liabilities) of approximately .87 to 1. At December 31, 2006, the Company had working capital deficit of approximately $(2.4 million), stockholders’ equity of approximately $17.2 million and a working capital ratio of approximately .81 to 1. The increase in working capital was due to the following:

•	Offset by an decrease in cash

•	Increase in net accounts receivable

•	Increase in prepaid expenses

•	Increase in short term debt

•	Increase in costs and estimated earnings in excess of billings

•	Offset by a decease in inventory

•	Offset by a decrease in accounts payable

•	Offset by a decrease in billings in excess of cost and estimated earnings

The Cost and Billings in excess of costs and estimated earnings reflect the timing difference between revenue recognition and the invoicing of monies due for work performed for large projects. The Company is a contract-driven business, and its working capital position is affected by large contract cash deposits, which are invoiced to customers, and by large invoices owed to vendors, all of which are dependent upon the size and nature of the project(s).

As of June 30, 2007, the Company had cash of approximately $138,000. As of December 31, 2006, the Company had cash of approximately $505,000.

For the six months ended June 30, 2007, the net cash (used in) operating activities of approximately ($3.0 million) noted in the Statement of Cash Flows consisted of the following:

•	Decrease in cash required to pay contractual obligations

•	Offset by a decrease in inventory

•	Pay-down of accounts payable and accrued expenses

•	Increase in net accounts receivable

•
Change in Costs/Billings and Estimated Earnings in Excess of Billings due to timing differences on major contracts between revenue recognition and invoicing of monies due for work performed because of the terms of the contracts. Cost in Excess increased approximately $137,000 and Billings in Excess decreased approximately $1.6 million from December 31, 2006, for a total of approximately $1.8 million. The large swings in these accounts are typical due to the contractual nature of the Company’s business.

	June 30,	December 31,
	2007	2006	Difference

Cost in excess of billings	$2,066,792	$1,929,933	$136,859
Billings in excess of costs	(2,711,385)	(4,354,739)	1,643,354

Totals	$(644,593)	$(2,424,806)	$1,780,213

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

Net cash (used in) investing activities was approximately $(122,000) for the purchase of new computers and office equipment.

Net cash provided by financing activities was approximately $2.8 million consisting of the net increase in short term debt.

INDEBTEDNESS

BRANDPARTNERS FACILITY

BrandPartners Group, Inc. and its wholly owned subsidiaries completed a credit facility arrangement (the “Facility”) with a commercial lender effective May 5, 2005. The Facility originally provided for the following:

•	$2,000,000 Term Loan with 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime rate interest plus 25 basis points (0.25%) on revolving line of credit (not subject to LIBOR rate)

•	LIBOR rate on Term Loan and portion of Revolving Line of Credit (LIBOR rate equals LIBOR plus 275 basis points 2.75%)

•	Expiration date of May 5, 2008

•
Effective March 28, 2007 the Company and the commercial lender amended the original facility. Modified terms of the Company’s banking facility include amending the maximum amount available to the Company under the Revolving Line of Credit so that it is the lesser of (1) Five Million Dollars ($5,000,000.00) or (2) an amount equal to (a) Seventy Percent (70%) of acceptable accounts (accounts of the Company that the commercial lender determines to be satisfactory) plus (b) the lesser of (i) One Million Dollars ($1,000,000.00), or (ii) Fifty Percent (50%) of Costs in Excess of Billings (expected revenue to be generated pursuant to contracts for services performed or goods sold which have not yet been billed but would otherwise be deemed Acceptable Accounts once billed) less (c) Two Hundred Fifty Thousand Dollars ($250,000.00).

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

The balance of the note at June 30, 2007 was $6,225,564, including PIK interest of $1,225,564. On January 7, 2004, when the closing price of the Company’s common stock was $0.70 per share, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction was for a period of two years, commencing January 1, 2004 and reduced the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01 per share. The Company is also required to maintain compliance with certain financial and other covenants. On March 28, 2007, the Company and holder of the subordinated noted entered into Amendment and Waiver No. 5 to the subordinated note whereby the Company received a waiver and modification of financial covenants consistent with the waiver and modification of covenants the Company obtained from its commercial lender in connection with its loan revolving credit facility. At June 30, 2007, the Company had a short-term liability of approximately $40,500 related to the Put Warrant. The Put Warrant became redeemable on October 22, 2006. The Put Warrant expires on October 22, 2011.

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

COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $12 million.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

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

Revenues for the first six months of 2007 as compared to 2006 increased by 12%, or approximately $3.0 million which was primarily due to new projects being signed and delivered in the same quarter.

COST OF REVENUES: Cost of revenues from continuing operations increased approximately $1.6 million. Cost of revenues as a percentage of revenue decreased approximately by 3% due to the nature of the products and services delivered as related to their projects.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first six months of 2007 decreased approximately $197,000 or 4%. The decrease was due to the decrease in the number of employees and lower costs of consultants and professional services.

OPERATING INCOME: Operating income for the first six months of 2007 increased approximately $1.6 million or 615% due to the factors noted above.

OTHER INCOME (EXPENSE): Interest expense decreased approximately $56,000 due to the decrease in the term loan principle offset by an increase in short-term borrowings.

NET INCOME: Net income from operations increased 169% or approximately $1.7 million due to the increase in revenue, along with a reduction of cost of sales as a percentage of revenue due to the mix of business and associated lower cost of goods.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

REVENUES: For the three months period ended June 30, 2007 revenues increased approximately $190,000 or 1%.

COST OF REVENUES: Cost of revenues from continuing operations increased approximately $452,000. Cost of revenues as a percentage of revenue decreased approximately by 2%.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: For the three months ended June 30, 2007 selling, general and administrative expenses decreased approximately $116,000 or 4%. The decrease was primarily due to a decrease in the number on employees and lower professional services costs.

OPERATING INCOME: Operating income for the three months ended June 30, 2007 decreased approximately $145,000 or 20% due to the factors noted above.

OTHER INCOME (EXPENSE): Interest expense decreased approximately $31,000 due to the decrease in the term loan principle offset by an increase in short-term borrowings.

NET INCOME: Net income from operations decreased 33% or approximately $114,000 due to the increase in contract sales, along with a reduction of cost of sales as a percentage of revenue.

HOLDING COMPANY AND OPERATING SUBSIDIARIES

Brandpartners provides a range of products and services to help clients develop or enhance their retail environments. The vast majority of contracts that the company enters into are project specific, and consequently an important part of the company’s value proposition is offering clients a project management expertise that requires the collaboration of internal resources and many vendor partners. This model presents the company as a “one-stop” shop that reduces duplication of efforts, increases efficiencies and allows clients to focus on their main responsibilities.

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

BrndPartners Europe, Ltd. (“Brand Europe”) was incorporated in Great Britain in January 2005 and provides products and services to the European marketplace.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligations to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made in this report, as well as in our periodic report on Forms 10-K, current reports on Form 8-K, and other filings with the Securities and Exchange Commission.

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

Although our client relationships are often on a project-by-project basis, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Over the past three (3) completed fiscal years, we have derived at least ten (10%) percent of our revenues from at least one or more significant clients. In the most recent completed quarter we derived approximately 20% revenue from one customer. Given the amount of time needed to develop new clients, there is no assurance that we would be able to promptly replace the revenues lost if a significantly large client, or several clients terminated our services.

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

We are party to a commercial loan agreement with a lender through which we have a credit facility comprised of a term loan, whose balance at June 30, 2007 was approximately
$611,000, and a revolving line of credit whose limit is the lesser of $5,000,000 or 70% of acceptable accounts plus 50% of cost in excess of billings (capped at $1,000,000), less an availability reserve of $250,000. All of the assets of our wholly owned subsidiaries are pledged to secure the credit facility, which requires us to make principal and interest payments over the life of the facility. The credit facility imposes certain loan covenants on us. We have in the past been unable to satisfy certain covenants. In the event we fail to satisfy the covenants or if we do not receive a waiver from our lender or a modification of same, we would be in default under our commercial loan agreement, and our lender could call the full outstanding facility due, which would have a materially adverse effect on our ability to maintain our business operations.

We are subject to a subordinate financing arrangement that requires quarterly interest payments and matures in October 2008, at which time we will be required to make a payment of approximately $6.5 million to the lender.

We are party to a subordinate loan agreement with Corporate Mezzanine II, L.P., secured by a pledge of all our assets. As of June 28, 2007, the balance of the note was approximately $6.2 million. The facility requires quarterly interest payments and matures in October 2008, at which time a balloon payment of approximately $6.5 million will be due. If we are unable to make payment on this facility at any time or at the maturity date of same, of if we are unable to abide by the financial covenants of the facility, we may be deemed in default of some. There is no assurance that we will have adequate funds or will be able to make arrangements for financing to satisfy this facility when it matures in 2008. Failing to have adequate funds to satisfy same would result in a default.

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

The table below provides information on our market sensitive financial instruments as of June 30, 2007.

	Principal Balance	Interest Rate at June 30, 2007

Term Loan	$611,111	7.82%
Revolving Credit Facility	$3,013,531	8.50%

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

ITEM 6. EXHIBITS

10.1
Letter of Joinder and Amendment to Commercial Loan Agreement and Loan Documents between the Company, its subsidiaries and T.D. Banknorth, N.A. dated as of June 25, 2007 (incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 to the Company’s report on Form 8-K/A No.1 filed June 28, 2007)

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

Dated: August 14, 2007

BRANDPARTNERS GROUP, INC.

By:	/S/ JAMES F. BROOKS
James F. Brooks Chief Executive Officer and President