Form 10-Q
period 2007-09-30
BRANDPARTNERS GROUP INC
filed 2007-11-14
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock outstanding on November 9, 2007 was 34,923,359.

BRANDPARTNERS GROUP, INC.

TABLE OF CONTENTS

Part I Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets September 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Operations (unaudited) for the Nine and three Months Ended September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 Quantitative and Qualitative Disclosures about Market Risk	27

Item 4 Controls and Procedures	28

Part II Other Information

Item 1A. Risk Factors	20

Item 5. Other Information	28

Item 6 Exhibits	29

Part I Financial Information
Item 1 Financial Statements

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash	$180,874	$504,684
Accounts receivable,net of allowance for
doubtful accounts of $394,352 and $360,000	6,393,849	6,863,811
Costs and estimated earnings in excess of billings	1,336,061	1,929,933
Inventories, net	697,843	768,395
Prepaid expenses and other current assets	243,638	353,171
Total current assets	8,852,265	10,419,994

Property and equipment, net	1,055,633	1,373,733
Goodwill	24,271,969	24,271,969
Deferred financing costs	57,763	115,358
Other assets	285,127	325,441

Total assets	$34,522,757	$36,506,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,207,544	$7,775,189
Billings in excess of cost and estimated earnings	2,096,824	4,354,739
Short term debt	5,935,100	729,692
Total current liabilities	11,239,468	12,859,620

Long term debt, net of current maturities	6,344,822	6,451,766

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 34,923,359	349,234	349,234
Additional paid in capital	45,133,635	45,133,635
Accumulated deficit	(28,282,124)	(28,025,117)
Other Comprehensive Income
Foreign currency adjustment	50,222	49,857
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	16,938,467	17,195,109

Total liabilities and stockholders' equity	$34,522,757	$36,506,495

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	September 30	September 30	September 30	September 30
	2007	2006	2007	2006

Revenues	$35,427,525	$37,529,458	$8,440,694	$13,528,194

Costs and expenses
Cost of revenues	27,437,048	29,533,224	6,780,704	10,459,009
Selling, general and administrative	7,245,484	7,837,505	2,254,750	2,650,193

Total expenses	34,682,532	37,370,729	9,035,454	13,109,202

Operating income (loss)	744,993	158,729	(594,760)	418,992

Other income (expense)
Interest expense, net	(1,002,000)	(1,129,476)	(340,253)	(411,664)
NET INCOME (LOSS)	$(257,007)	$(970,747)	$(935,013)	$7,328

Basic and diluted earnings per share
Basic	$(0.01)	$(0.03)	$(0.03)	$0.00
Diluted	$(0.01)	$(0.03)	$(0.03)	$0.00

Weighted - average shares outstanding
Basic	34,923,359	34,785,262	34,923,359	34,924,513
Diluted	34,923,359	34,785,262	34,923,359	35,483,179

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
	September 30,	September 30,
	2007	2006 *

Cash flows (used in) operating activities
Net loss	$(257,007)	$(970,747)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	502,367	569,931
Provision for doubtful accounts	34,352	87,755
Non-cash compensation	-	140,505
Allowance for obsolete inventory	43,172	51,354
Loss on disposal of fixed assets	34,434	-

Changes in operating assets and liabilities

Accounts receivable	435,610	295,104
Costs and estimated earnings in excess of billings	593,872	(1,137,696)
Inventories	27,380	(149,372)
Prepaid expenses and other current assets	109,533	(72,804)
Other assets	40,314	4,210
Accounts payable and accrued expenses	(4,567,643)	(1,171,543)
Billings in excess of costs and estimated earnings	(2,257,915)	879,103

Net cash (used in) operating activities	(5,261,531)	(1,474,200)

Cash flows (used in) investing activities
Acquisition of equipment	(161,108)	(372,857)

Cash flows from financing activities
Net borrowings on short term debt	5,205,408	2,167,473
Net payments on long term debt	(106,944)	(186,569)

Net cash provided by financing activities	5,098,464	1,980,904

NET INCREASE (DECREASE) IN CASH	(324,175)	133,847
Effect of exchange rates on cash	365	(10,010)

Cash, beginning of period	504,684	525,665

Cash, end of period	$180,874	$649,502

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$776,130	$955,295
Cash paid during the period for income taxes	$31,240	$206,179

The accompanying notes are an integral part of the financial statements.

* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2006 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results expected for the entire year.

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

BrandPartners Europe, Ltd. (“Brand Europe”) was formed in 2005. Brand Europe focuses on providing similar products and services as Brand Retail to the European market. This subsidiary has been inactive in 2007.

The consolidated financial statements for the nine months ended September 30, 2007 and 2006 include the accounts of BrandPartners and its wholly owned subsidiaries: Brand Retail, Brand Europe, Grafico, and Build Partners. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in its Form 10-K for December 31, 2006.

NOTE B - INVENTORIES, NET

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at:

	September 30, 2007	December 31, 2006
	(unaudited)

Finished goods	$434,095	$488,954
Raw materials	255,352	270,197
Work in process	8,396	9,244

Total Net Inventories	$697,843	$768,395

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on the straight-line basis. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and accordingly ceased amortizing its goodwill. In conformance with the standard, the Company conducts an annual review of the value of its goodwill for potential impairment. For the nine months ended September 30, 2007 and 2006, no impairments were present and no indications of impairment were identified.

Deferred financing costs are being amortized on a straight-line basis over five to seven years, which represents the life of the related debt.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE D - SHORT TERM DEBT

	September 30, 2007	December 31, 2006
	(unaudited)

Current portion of term loan (1)	$444,444	$666,667
Revolving line of credit (1)	5,436,731	-
Current portion of capital lease (2)	21,525	21,525
Put warrant (3)	32,400	41,500

Total Short Term Debt	$5,935,100	$729,692

(1) Short-Term Debt consists of the current portion of the Term Loan and the balance of the Revolving Line of Credit, which were negotiated with a commercial lender on May 5, 2005 as part of a credit facility (“the Facility”). The facility provided for the following.

• $2,000,000 Term Loan, requiring 36 equal monthly principal payments

• $5,000,000 Revolving Line of Credit Loan

• Prime Rate interest plus 25 basis points (0. 25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

• LIBOR rate on all of the Term Loan and all or a portion of the outstanding principal on the Revolving Line of Credit Loan. LIBOR rate equals LIBOR plus 275 basis points ( 2.75%)

Effective March 28, 2007 the Company and the commercial lender amended the terms of the original facility dated May 5, 2005 whereas certain financial covenants were modified and the terms of the facility were amended as noted below. Additionally, on March 28, 2007 the Company also received a waiver and modification of financial covenants in connection with its $5,000,000 subordinate promissory note with the subordinate lender in accordance with the waiver and modification it obtained from the Company’s commercial lender

Modified terms of the Company’s banking facility include:

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

•
The interest rate on the Revolving Line of Credit Loan subject to the LIBOR rate is a fixed per annum rate of interest equal to LIBOR plus 300 basis points (3.00%), and for the Term Loan a fixed per annum rate of interest equal to LIBOR plus 275 basis points (2.75%).  However, the principal balance outstanding, or portion thereof, under the Revolving Line of Credit Loan, which is not subject to the LIBOR Rate, shall bear interest at a variable annual rate equal to the Prime Rate plus 50 basis points (0.50%). The principal balance outstanding under the Term Loan, which is not subject to the LIBOR Rate, shall bear interest at a variable annual rate equal to the Prime Rate plus 25 basis points (0.25%).

On July 13, 2007 the Company’s commercial lender consented to the Company exceeding the revolving line of credit limit on a temporary basis. Effective October 3, 2007 the amount outstanding under the revolving line of credit was reduced and was within the limits provided by the March 28, 2007 amendment to the Company’s banking facility. Additionally, on November 12, 2007 the Company also received a waiver of certain financial covenants from its commercial lender and its subordinated promissory note holder.

The Facility expires on May 5, 2008. On September 30, 2007, the LIBOR rate was 5.07% and the prime rate was 7.75%.

(2) The Company leases certain equipment including the telephone system for its main location under capital leases commenced in 2006. The leases expire in 2009 and 2011. The leases provide for the Company to finance the acquisition of certain assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. The lease agreements contain a bargain purchase option at the end of the lease term. For a complete listing see the Company’s Form 10-K as of December 31, 2006.

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

As of March 28, 2007 the Company signed an amendment and waiver No. 5 with the holder of the promissory note wherein certain financial covenants were modified. See the Company’s report on Form 8-K filed April 3, 2007.

Concurrently and in connection with the 2001 issuance of the note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share. The warrants expire October 11, 2011 and can be put to the Company as of October 22, 2006. The transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the put warrant has been recorded. Changes to the future fair value of the put warrants are recorded in accordance with SFAS No. 133 and charged to other income (loss). At September 30, 2007 and December 31, 2006, the Company had a liability of $32,400 and $41,500, respectively, related to the Put Warrant.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE E - LONG TERM DEBT

Long Term Debt consists of the following:

	September 30, 2007	December 31, 2006
	(unaudited)

Note payable (1)	$444,444	$944,445
Capital lease (2)	77,144	93,287
Note payable (3)	5,000,000	5,000,000
Interest payable (3)	1,289,203	1,102,226
	6,810,791	7,139,958
Less current maturities (1)	(444,444)	(666,667)
Less capital lease current portion (2)	(21,525)	(21,525)
Total Long Term Debt	$6,344,822	$6,451,766

(1)	See Note D.

(2)	See Note D.

(3)	See Note D.

NOTE F - SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2007, one customer accounted for approximately 15% of the Company’s revenue. For the three months ended September 30, 2007, one customer accounted for approximately 13% and two customers each accounted for 12% of the Company’s revenue, respectively.

For the nine months ended September 30, 2006, two customers accounted for approximately 10% of the Company’s revenue. For the three months ended September 30, 2006, two customers accounted for approximately 14% and 10% of the Company’s revenues, respectively.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In April 2006, 120,000 shares of the Company’s common stock were issued for public relations services to be performed during the following twelve months. The expense of approximately $46,800 is being recognized as the services are performed, with credits to common stock and additional paid in capital.

On August 10, 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors. As part of his separation agreement with the Company, he received $90,000 in the Company’s common stock. This expense was recognized in the third quarter with credits to common stock and additional paid in capital.

NOTE H - COMMITMENTS AND CONTINGENCIES

As of September 30, 2007, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $8 million.

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

Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). APB 25 required the use of the intrinsic value method, which measures compensation, cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

The Company did not grant any stock options for the quarter nor did any options vest during the nine-month period ended September 30, 2007.

For the period ended September 30, 2007 there was no stock based compensation cost recognized in the consolidated statements of operations.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE J - INCOME TAXES

At September 30, 2007, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal and state income tax expense.

The Company has NOL’s of approximately $8 million available to offset future taxable income. These NOL’s expire at various dates through 2026. At December 31, 2006, the Company had deferred tax assets of approximately $7.1 million. The deferred tax assets consist primarily of net operating loss carry-forwards and accrued expenses. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had a working capital deficit (current assets, less current liabilities) of approximately $(2.4 million), stockholders’ equity of approximately $17.0 million, and a current ratio (current assets to current liabilities) of approximately .79 to 1. At December 31, 2006, the Company had working capital deficit of approximately $(2.4 million), stockholders’ equity of approximately $17.2 million and a working capital ratio of approximately .81 to 1.

As of September 30, 2007, the Company had cash of approximately $181,000. As of December 31, 2006, the Company had cash of approximately $505,000.

For the nine months ended September 30, 2007, the net cash (used in) operating activities of approximately ($5.3 million) noted in the Statement of Cash Flows consisted primarily of the following:

•	The settlement of accounts payable and accrued expenses of approximately $4.7 million.

•	A decrease of approximately $2.3 million of billings in excess of costs offset by an approximate $600,000 decrease of costs in excess of billings.

	September 30, 2007	December 31, 2006	Difference

Cost in excess of billings	$1,336,061	$1,929,933	$(593,872)
Billings in excess of costs	(2,096,824)	(4,354,739)	2,257,915

Totals	$(760,763)	$(2,424,806)	$1,664,043

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

Net cash (used in) investing activities was approximately $(161,000) for the purchase of new computers and office equipment.

Net cash provided by financing activities was approximately $5.1 million consisting of the net increase in short term debt. This increase partially offset a reduction in accounts payable and accrued expenses and billings in excess of costs and estimated earnings.

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

•
Effective March 28, 2007 the Company and the commercial lender amended the original facility. Modified terms of the Company’s banking facility include amending the maximum amount available to the Company under the Revolving Line of Credit so that it is the lesser of (1) Five Million Dollars ($5,000,000.00) or (2) an amount equal to (a) Seventy Percent (70%) of acceptable accounts (accounts of the Company that the commercial lender determines to be satisfactory) plus (b) the lesser of (i) One Million Dollars ($1,000,000.00), or (ii) Fifty Percent (50%) of Costs in Excess of Billings (expected revenue to be generated pursuant to contracts for services performed or goods sold which have not yet been billed but would otherwise be deemed Acceptable Accounts once billed) less (c) Two Hundred Fifty Thousand Dollars ($250,000.00). On July 13, 2007 the Company’s commercial lender consented to the Company exceeding the revolving line of credit limit on a temporary basis. Effective October 3, 2007 the amount outstanding under the revolving line of credit was reduced and was within the limits provided by the March 28, 2007 amendment to the Company’s banking facility.

Pursuant to the amended terms of the facility, the interest rate on the Revolving Line of Credit Loan subject to the LIBOR rate is a fixed per annum rate of interest equal to LIBOR plus 300 basis points (3.00%), and for the Term Loan a fixed per annum rate of interest equal to LIBOR plus 275 basis points (2.75%).  The principal balance outstanding, or portion thereof, under the Revolving Line of Credit Loan, which is not subject to the LIBOR Rate, shall bear interest at a variable annual rate equal to the Prime Rate plus 50 basis points (0.50%). The principal balance outstanding under the Term Loan, which is not subject to the LIBOR Rate, shall bear interest at a variable annual rate equal to the Prime Rate plus 25 basis points (0.25%).

If for any reason the Company defaults on the Facility, the full amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of BrandPartners.

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

The balance of the note at September 30, 2007 was $6,289,203, including PIK interest of $1,289,203. On January 7, 2004, when the closing price of the Company’s common stock was $0.70 per share, the Company amended and restructured its subordinated note payable. In exchange for a waiver of certain covenants through December 31, 2004 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction was for a period of two years, commencing January 1, 2004 and reduced the interest rate from 16% per annum to 10% per annum - 8% payable in cash quarterly and 2% added to the PIK amount.

The note matures on October 22, 2008, at which time the principal and all PIK amounts are due. The funds received from the Brand Retail Subordinated Note Payable were used for working capital and to reduce the balance of the Term Loan. Concurrently, and in connection with the issuance of the Brand Retail Subordinated Note Payable, the Company issued a common stock purchase warrant (the “Put Warrant”) to purchase 405,000 shares of common stock of the Company at an exercise price of $0.01 per share. The Company is also required to maintain compliance with certain financial and other covenants. On March 28, 2007, the Company and holder of the subordinated noted entered into Amendment and Waiver No. 5 to the subordinated note whereby the Company received a waiver and modification of financial covenants consistent with the waiver and modification of covenants the Company obtained from its commercial lender in connection with its loan revolving credit facility. At September 30, 2007, the Company had a short-term liability of approximately $32,400 related to the Put Warrant. The Put Warrant became redeemable on October 22, 2006. The Put Warrant expires on October 22, 2011.

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

COMMITMENTS AND CONTINGENCIES

As of September 30, 2007, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $8 million.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that provide financing, liquidity, market or credit risk support or involve leasing, hedging or research and development services for our business or other similar arrangements that may expose us to liability that is not expressly reflected in the financial statements, except for facilities operating leases.

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

NEW ACCOUNTING STANDARDS

Several new accounting standards have been issued and adopted. None of these standards had a material impact on our financial position, results of operations, or liquidity.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES: Revenues are recognized as products and services are delivered. If the Company is managing the project for its customers, these services and their related products are accounted for using the percentage of completion method.

Revenues for the first nine months of 2007 as compared to 2006 decreased by 6%, or approximately $2.1 million which was primarily due to fewer new projects being signed and delivered in the same quarter.

COST OF REVENUES: 2007 Cost of revenues from continuing operations decreased approximately $2.1 million or 1% as a percentage of revenue due to the nature of the products and services delivered as related to their projects versus 2006.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first nine months of 2007 decreased approximately $592,000 or 8%. The decrease was primarily due to a decrease in the salaries and fringes and lower costs of consultants and professional services. Salaries and fringes decreased due to reduced revenue and due to a layoff initiated in response to reduced revenue.

OPERATING INCOME: Operating income for the first nine months of 2007 increased approximately $586,000 versus 2006 due to the higher margins realized from the products and services revenue mix.

OTHER INCOME (EXPENSE): Interest expense decreased approximately $128,000 due to the lower level of average outstanding borrowings in 2007 versus 2006.

NET INCOME (LOSS): Net loss from operations decreased 74% or approximately $714,000 due to the reduction of cost of sales as a percentage of revenue due to the mix of business and associated lower cost of goods, along with the reduction in selling, general and administrative expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES: For the three months period ended September 30, 2007 revenues decreased approximately $5.1 million or 38% compared to the same period in 2006.

COST OF REVENUES: Cost of revenues from continuing operations decreased approximately $3.7 million but increased by approximately 3% as a percentage of revenue compared to the same period in 2006.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: For the three months ended September 30, 2007 selling, general and administrative expenses decreased approximately $395,000 or 15%. The decrease was primarily due to a decrease in the number on employees, lower professional services costs and reduced revenue.

OPERATING INCOME: Due to the decline in revenue for the three month period ended September 30, 2007 versus 2006, operating income for the three months ended September 30, 2007 decreased approximately $1,014,000 or 242% due to the factors previously discussed.

OTHER INCOME (EXPENSE): Interest expense decreased approximately $71,000 due to the lower level of average outstanding borrowings during the 2007 period versus the same 2006 period.

NET INCOME: Net income from operations decreased approximately $942,000 due to the factors previously discussed.

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

BrandPartners Europe, Ltd. (“Brand Europe”) was incorporated in Great Britain in January 2005 and provides products and services to the European marketplace. This subsidiary has been inactive in 2007.

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

Although our client relationships are often on a project-by-project basis, the loss of a significantly large client or several clients could adversely impact our revenues and profitability. Over the past three (3) completed fiscal years, we have derived at least ten (10%) percent of our revenues from at least one or more significant clients. In the most recent completed quarter we derived approximately 37% revenue from three customers. Given the amount of time needed to develop new clients, there is no assurance that we would be able to promptly replace the revenues lost if a significantly large client, or several clients terminated our services.

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

We are party to a commercial loan agreement with a lender through which we have a credit facility comprised of a term loan, whose balance at September 30, 2007 was approximately $444,000, and a revolving line of credit whose limit is the lesser of $5,000,000 or 70% of acceptable accounts plus 50% of cost in excess of billings (capped at $1,000,000), less an availability reserve of $250,000. All of the assets of our wholly owned subsidiaries are pledged to secure the credit facility, which requires us to make principal and interest payments over the life of the facility. The credit facility imposes certain loan covenants on us. We have in the past been unable to satisfy certain covenants. In the event we fail to satisfy the covenants or if we do not receive a waiver from our lender or a modification of same, we would be in default under our commercial loan agreement, and our lender could call the full outstanding facility due, which would have a materially adverse effect on our ability to maintain our business operations. Our current credit facility term is through May 8, 2008. In the event we fail to extend the term of this credit facility, we may not be able to maintain our current business operation.

We are subject to a subordinate financing arrangement that requires quarterly interest payments and matures in October 2008, at which time we will be required to make a payment of approximately $6.5 million to the lender.

We are party to a subordinate loan agreement with Corporate Mezzanine II, L.P., secured by a pledge of all our assets. As of September 28, 2007, the balance of the note was approximately $6.3 million. The facility requires quarterly interest payments and matures in October 2008, at which time a balloon payment of approximately $6.5 million will be due. If we are unable to make payment on this facility at any time or at the maturity date of same, of if we are unable to abide by the financial covenants of the facility, we may be deemed in default of some. There is no assurance that we will have adequate funds or will be able to make arrangements for financing to satisfy this facility when it matures in 2008. Failing to have adequate funds to satisfy some would result in a default.

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

The table below provides information on our market sensitive financial instruments as of September 30, 2007.

	Principal Balance	Interest Rate at September 30, 2007

Term Loan	$444,444	8.07%
Revolving Credit Facility	$5,436,731	8.67%

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

ITEM 5. OTHER INFORMATION

On November 12, 2007, the Company and its wholly owned subsidiaries obtained certain waivers and modifications to the term loan and revolving line of credit with T.D. Banknorth, N.A (the “Banking Facility”) by way of a letter agreement (the “Banknorth Letter”). Concurrent with amendment to the Banking Facility, the Company entered into a sixth amendment to the subordinate Note and Warrant Purchase Agreement dated as of October 22, 2001 between the Company and its wholly owned subsidiary BrandPartners Retail Inc. f/k/a Willey Brothers, Inc. and Corporate Mezzanine II L.P. (the “Amendment”). Under the Amendment, Corporate Mezzanine agreed to the waiver and modification of financial covenants in accordance with the waiver and modification agreed to by Banknorth.

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

Dated: November 14, 2007

BRANDPARTNERS GROUP, INC.

	By:	/S/ JAMES F. BROOKS
James F. Brooks Chief Executive Officer and President