Form 10-K
period 2007-12-31
BRANDPARTNERS GROUP INC
filed 2008-03-28
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-know seasoned issuer as defined in Rule 405 of the Securities Act ☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-1 of the Act.) ☐ Yes☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2007 was $2,558,000.

As of March 27, 2008, there were issued and outstanding 39,173,359 shares of the registrant’s common stock.

BRANDPARTNERS GROUP, INC.

PART I

Item 1. Description of Business

BrandPartners Group, Inc. (“BrandPartners Group” or “BrandPartners”), was originally incorporated in 1984 under the name “Performance Services Group, Inc.” in the state of New York. We changed our name to “Financial Performance Corporation” in 1986, and in 2001 we were reincorporated in the state of Delaware and changed our name to BrandPartners Group, Inc. to more accurately reflect the products and services we offer. Today we operate through our wholly owned subsidiaries BrandPartners Retail, Inc. (“Brand Retail”), Grafico Incorporated (“Grafico”), Building Partners, Inc. (“Build Partners”), and BrandPartners Europe, Ltd. (“Brand Europe”), to offer to our customers the next generation retail environments for financial service companies and retail organizations.

•	Brand Retail

On January 16, 2001, we purchased 100% of the common stock of Brand Retail, a New Hampshire corporation (formerly known as Willey Brothers). Brand Retail is a provider of integrated products and services dedicated to providing clients with turn-key interior, exterior, and design/build solutions and programs for financial and non-financial retailers. Brand Retail has been providing products and services to the financial and non-financial services industry throughout the United States and Canada since 1983.

•	Grafico

We formed Grafico, a Delaware corporation in 2005, to provide similar services as those offered by Brand Retail with a focus on the non-standard market segment of the financial services industry. On June 30, 2007 certain assets of Grafico of nominal value were sold to its former general manager for $15,000. Grafico business operations were minimal for the period July 1, 2007 to December 31, 2007.

•	Building Partners

Build Partners was incorporated in Delaware in January 2006 and provides general contracting services.

•	Brand Europe

Brand Europe was formed in 2005 and has been located in London, England. Brand Europe focuses on providing similar products and services as Brand Retail to the European market. Brand Europe business operations were inactive in 2007.

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

Target Markets

BrandPartners’ revenues have historically been derived primarily from clients in the financial services markets. Target markets and a representative sample of clients include:

•	Tier One Banks. Retail banking organizations, bank holding companies, and thrifts with more than 250 branch locations.

•	Regional and Community Banks. Banking organizations and bank holding companies with between 25 and 250 branches.

•	Credit Unions. Banking organizations with between 1 to 25 branches.

•
Non-Bank Financial Services Companies. Companies providing financial service products to consumers and businesses that are not licensed as banks. These organizations include brokerage houses, mutual fund companies, asset management companies, insurance and mortgage companies, and tax services companies.

•
Other. Other retail industries and service organizations that can use our capabilities and expertise in the retail environment, focusing on industries that have synergies and parallels to our core industry.

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

Backlog

The backlog consists of signed orders to be delivered in future periods and does not include any revenue recognized in the current fiscal year. For the years ended December 31, 2007, 2006 and 2005, the backlog was approximately $11 million, $19 million and $22 million, respectively.

Significant Customers

As BrandPartners is a contract/project driven company, those clients designated as “significant” (greater than 10% of consolidated revenues) varies from period to period. For the year ended December 31, 2007, one customer accounted for 16% of our revenues. For the year ended December 31, 2006, one customer accounted for 10% of our revenues, respectively. For the year ended December 31, 2005, three customers accounted for 19%, 15% and 13% of our revenues, respectively.

Employees

As of March 23, 2008, we have 123 full-time employees and no part time employees. Our employees are not represented by a union or collective bargaining unit. We believe our relations with our employees are good.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this report. If any of these risks or uncertainties actually occurs, our business, financial condition, and results of operations could be materially adversely affected. Additional risks not presently known to us, or which we consider immaterial based on information currently available to us, may also materially adversely affect us. In this section, the terms “Brand,” “we,” “us,” and “our” refer to BrandPartners and its subsidiaries, unless the context clearly indicates otherwise.

The business of providing merchandising, design/build, creative/point of sale, furniture, and branding/marketing services to financial services institutions and traditional retailers is highly competitive. If we are not able to compete effectively, our revenues and profit margins will be adversely affected.

The consulting design services, merchandising markets, and the store build-out industry in which we operate, although fragmented, includes a large number of service providers, making our business highly competitive. Many of our competitors have greater financial, technical, and marketing resources; larger customer bases; greater name recognition; and more established relationships with their customers and suppliers than we have. Larger and better-capitalized competitors may be better able to respond to the need for technical changes, to price their services more aggressively, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

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

There can be no assurances that we will be successful in our efforts to expand and diversify our revenue base or enter into new partnerships to further expand our business.

Because our business and revenues are contract driven, we are not able to maintain a steady revenue stream. As such, we continue to seek acquisitions/partnerships, expand and diversify our customer base in our core industry, and pursue new growth opportunities in other vertical markets. We may fund such acquisitions or other transactions through the issuance of equity or debt securities, with indebtedness or cash, through other forms of compensation and incentives, or any combination thereof. If we identify an appropriate acquisitions candidate or other business transaction, we may need to seek additional financing, although no assurances can be given that we will be able to expand our business to other vertical markets, find suitable acquisition/partners, or obtain additional financing if necessary, on favorable terms or at all.

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

In order to grow our business, we may need to do so in part by acquisitions, which may be difficult to integrate or manage with our existing businesses, which may harm our financial results or reputation in the marketplace.

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

In the event that the implementation or design or a project is delayed as a result of a dispute with a subcontractor or client, payment may be delayed and cause a cash flow deficit in our business. Additionally, subcontractors and vendors could file liens for materials and services that could create client problems that could delay payment.

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

Our success largely depends upon the business generation capabilities and project execution skills of our employees. In particular, our employees’ personal relationships with our clients are an important element of obtaining and maintaining client engagements. Losing employees who manage substantial client relationships, or who possess substantial experience or expertise could adversely affect our ability to secure and complete engagements, which could adversely affect our results of operations. We have non-compete agreements with certain employees. However, the enforceability of these agreements may be limited because of the limitations that have restricted their enforceability due to court decisions in various states.

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

Our subordinated lender, Corporate Mezzanine II, L.P., as part of our financings, was issued 405,000 warrants to purchase 405,000 shares of our common stock at $0.01 per share, an additional 10,000 warrants to purchase 10,000 shares at $0.24 per share, and an additional 250,000 warrants to purchase 250,000 shares at $0.26 per share. The warrants, which expire on October 22, 2011, contain both anti-dilution price and share equivalent protection, which is triggered by our issuing shares or warrants below the market value price of our stock on the date of issuance. The holder of the warrants and/or underlying warrant shares has the right to “put” the warrant or underlying shares to us and we are required to repurchase the warrants and/or warrant shares.

In the event we do not have sufficient available funds to repurchase the warrants, we may be required to issue a three-year promissory note with interest at 18% per annum as payment for the warrants or shares.

We have incurred losses in the past, and we may incur losses in the future.

We have incurred losses in a majority of our fiscal years since our inception. This past fiscal year, we had a loss of approximately $12,269,000 prompted primarily by an impairment charge to Goodwill of $12,000,000. Depending upon business cycles and other factors beyond our control, we may experience losses in the future, or in the event of a quarterly profit, profits may not be sustainable.

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

We are party to a commercial loan agreement with a lender through which we have a credit facility comprised of a term loan, whose balance at December 31, 2007 was approximately $278,000, and a revolving line of credit of up to $5,000,000. All of the assets of our wholly owned subsidiaries are pledged to secure the credit facility, which requires us to make principal and interest payments over the life of the facility. The credit facility imposes certain loan covenants on us. We have in the past been unable to satisfy these covenants. In the event we fail to satisfy the covenants or if we do not receive a waiver from our lender or a modification of same, we would be in default under our commercial loan agreement, and our lender could call the full outstanding facility due, which would have a materially adverse effect on our ability to maintain our business operations.

We are subject to a subordinate financing arrangement that requires quarterly interest payments and matures in October 2009, at which time we will be required to make a payment of approximately $6.8 million to the lender.

We are party to a subordinate loan agreement with Corporate Mezzanine II, L.P., secured by a pledge of all our assets. As of March 28, 2008, the balance of the note was approximately $6.4 million. The facility requires quarterly interest payments and matures in October 2009, at which time a balloon payment of approximately $6.8 million will be due. If we are unable to make payment on this facility at any time or at the maturity date of same, of if we are unable to abide by the financial covenants of the facility, we may be deemed in default of the subordinate loan agreement. There is no assurance that we will have adequate funds or will be able to make arrangements for financing to satisfy this facility when it matures in 2009. Failing to have adequate funds to satisfy the facility will result in a default.

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
	High	Low
Calendar Year 2006

First Quarter Ended March 31, 2006	$0.50	$0.38
Second Quarter Ended June 30, 2006	0.48	0.19
Third Quarter Ended September 30, 2006	0.24	0.11
Fourth Quarter Ended December 31, 2006	0.15	0.09

Calendar Year 2007

First Quarter Ended March 31, 2007	$0.15	$0.09
Second Quarter Ended June 30, 2007	0.14	0.06
Third Quarter Ended September 30, 2007	0.11	0.08
Fourth Quarter Ended December 31, 2007	0.11	0.03

Calendar Year 2008

First Quarter Ended March 31, 2008	$0.07	$0.04

As of March 12, 2008, we had approximately 2,100 holders of record of our common stock.

To date, we have not paid any dividends on our common stock, nor do we anticipate paying dividends on our common stock for the foreseeable future. Any payment of future cash dividends and the amount thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors.

The following table sets forth information as of March 27, 2008, related to Company compensation plans as approved by the shareholders.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] (c)

BrandPartners 2004 Stock Incentive Plan	6,017,500	$0.52	1,982,500
Financial Performance Corporation 2001 Stock Incentive Plan	48,192	$1.00	4,951,808
Total	6,065,692		6,934,308

Item 6. Selected Financial Data
	2007	2006	2005	2004	2003
For the Year
Revenues	$43,809	$52,476	$52,036	$50,613	$33,667
Income (Loss) from Continuing Operations	$(10,870)	$(823)	$3,586	$5,134	$(10,964)
Income (Loss) Per Share from Continuing Operations*	$(0.31)	$(0.07)	$0.11	$0.17	$(0.59)

At Year End
Total Assets	$21,027	$36,506	$36,376	$37,306	$35,834
Long Term Debt	$6,404	$6,452	$6,740	$5,784	12,953
Dividends Declared Per Share	None	None	None	None	None

* Income (loss) per share from continuing operations is based on basic number of shares and does not include dilution.
The financial information for 2004 does not include the gain on forgiveness of debt.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand BrandPartners Group, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”). Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” under Item 1A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We assist our clients in providing a positive and dynamic retail experience to their customers and sell related products and services to the retail services marketplace, primarily to financial services companies in the United States. We operate wholly owned subsidiaries [BrandPartners Retail, Inc. (“Brand Retail”); Building Partners, Inc. (“Build Partners”); Grafico Incorporated (“Grafico”); and BrandPartners Europe, Ltd. (“Brand Europe”)], although only Brand Retail, Build Partners and Grafico are currently active. BrandPartners is a service company challenged with meeting the needs of its clients to produce an environment, which creates an experience maximizing the client’s branded identity, and which provides the client’s customers with the messages and services so that the customer is fully aware of and can utilize the client’s product offerings.

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

Due to the acquisition and merger activity in the financial services sector, the lack of warehouse facilities for many of our clients, and to quantity/cost ratios of merchandising fixtures and collateral, BrandPartners also provides after-the-sale services to many of our clients. Clients frequently purchase additional inventory to provide for future needs, with BrandPartners providing warehousing and fulfillment services to bring the client’s inventory to its locations as requested.

Our revenue has fluctuated historically due to the project nature of BrandPartners’ larger contracts. We have sought to expand our market focus to include firms outside the financial services marketplace to provide more consistent revenue. To take advantage of new market opportunities, we continue to invest in research and development for new products and in existing products that we believe can contribute significantly to our long-term growth.

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

Our critical accounting estimates include:

1.	Collectibility of accounts receivable
2.	Valuation of goodwill and long-lived assets
3.	Costs and billings on uncompleted contracts
4.	Income taxes

Revenue Recognition

BrandPartners records revenue using the accounting method appropriate to the product and/or service being delivered. Management primarily uses the percentage-of-completion method, based upon actual costs incurred to date on such contracts. Contract costs include all direct materials, labor, and subcontractor costs. Anticipated losses are provided for in their entirety without reference to percentage-of-completion. Revenue on those products and services, which are not delivered as part of a larger project, are recognized as they are shipped or delivered, depending upon the nature of the product and/or service. General and administrative expenses are accounted for as current period charges, and therefore, are not included in the calculation of the estimates to complete.

Accounts Receivable

Periodically, we review accounts receivable to assess its estimates of collectibility. BrandPartners provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, BrandPartners provides valuation reserves for estimates of aged receivables that may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available.

Goodwill and Long-Lived Assets

On at least an annual basis we evaluate our goodwill and long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In assessing recoverability, management must make certain assumptions regarding estimated future cash flows and other factors to determine the estimated fair value of these assets.

During the fourth quarter of 2007, using the estimated fair value of its business operations, management recorded a non-cash impairment charge to the carrying value of its goodwill of $12 million within the statement of operations. We did not record an impairment charge for its goodwill and long-lived assets during each of the years ended December 31, 2006 and 2005.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Revenues from operations decreased approximately $8.7 million or 17% for the twelve months ended December 31, 2007. The decrease was due to various projects that were anticipated to close with prospective clients in the community banking market were either put on hold or lost.

Cost of Revenues. Cost of revenues decreased 21% or approximately $9 million primarily due to lower revenues in 2007 versus 2006. In addition, due to the change in the product and services mix, our cost of revenues as a percentage of revenue was 76% in 2007as compared to 81% for the year ended December 31, 2006.

Selling, General and Administrative Expenses. SG&A expense amounted to approximately $9.4 million in 2007 versus $11.0 million in 2006, a decrease of approximately $1.6 million or 15%. The reduced SG&A expense was principally due to the implementation in 2007 by management of a cost savings initiative program. This program resulted in reduced costs including compensation (approximately $600,000), professional fees (approximately $300,000) and other general overhead costs.

Goodwill impairment. In 2007 we recognized a $12 million non-cash impairment charge related to Goodwill.

Interest Expense. Interest expense decreased approximately $165,000 or 11% for the twelve months ended December 31, 2007 due to a lower level of average outstanding borrowings in 2007 versus 2006.

Income Taxes. We incurred a loss for the years ended December 31, 2007 and 2006, we did not accrue Federal income taxes. The expense in 2007 related to state taxes, whose amount is not based upon net income.

Loss. The net loss for the year ended December 31, 2007 of approximately $12,269,000 compares to a loss of $2.3 million in 2006, a negative change of approximately $9.9 million.

The net loss for 2007 was the result of the following:

•	$12 million non-cash Goodwill impairment charge
•	Decrease in sales to community banks and credit unions
•	Offset by a decrease in interest expense
•	Offset by decrease in selling, general and administrative expenses

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Revenues from operations increased approximately $440,000 or 1% for the twelve months ended December 31, 2006. The increase was due to:

•	Increase in sales to community banks and credit unions
•	Offset by lower sales to larger financial institutions

Cost of Revenues. Cost of revenues increased 13% or approximately $5.0 million, which due to the product and services mix, resulted in a cost of revenues as a percentage of revenue of 81% in 2006 versus 72% in 2005.

Selling, General and Administrative Expenses. SG&A expense amounted to approximately $11.0 million in 2006 versus $11.2 million in 2005, a decrease of approximately $200,000 for 2006. This decrease was due to the following:

•	Decrease in sales and marketing expenses of approximately $750,000
•	Decrease in insurance expense of approximately $100,000
•	Offset by an increase in salaries and benefits of approximately $230,000
•	Offset by an increase in outside services expense to of approximately $230,000
•	Offset by an increase in depreciation expense of approximately $100,000

Interest Expense. Interest expense increased approximately $437,000 or 41% in 2006 versus 2005, primarily due to to higher average levels of debt in 2006 and to an increase in the average interest rates.

Income Taxes. We incurred a net loss of approximately $2.3 million in 2006, we did not record an income tax provision. This resulted in a net change of approximately $600,000 when compared to December 31, 2005.

Net Income (Loss). The net loss in 2006 of approximately $2.3 million versus net income in 2005 of approximately $1.9 million resulted in a negative change of approximately $4.2 million or 221%.

Liquidity and Capital Resources

As of December 31, 2007, we had negative working capital (current assets less current liabilities) of approximately $2.2 million, and a working capital ratio (current assets to current liabilities) of approximately .77 to 1. At December 31, 2006, we had negative working capital of approximately $2.4 million and a working capital ratio of .81 to 1. This change in working capital arises primarily from the decrease in accounts payable and accrued expenses.

Cash flows provided by (used in) operating activities were approximately ($1,036,000), $761,000 and $372,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, cash flows were provided by cash received for the payment of accounts receivable and the reduction in costs and estimated earnings in excess of billings. This was offset by a reduction in accounts payable and accrued expenses. In 2006, cash flows were provided by cash received for the payment of accounts receivable and the increase in accounts payable and job costing. In 2005, cash flows were provided by a reduction in inventory and an increase in accounts payable offset by a reduction in accounts receivable. The aggregated changes in the Cost in Excess of Billings and Billings in Excess of Cost accounts increased cash by approximately $731,000 in 2007, increased cash by $1.8 million in 2006 and decreased cash by $3.0 million in 2005. These accounts are used to track the timing differences between revenue recognition and invoicing, and are discussed in more detail in Note E in the attached notes to the financial statements.

We used cash flows to principally fund the acquisition of property and equipment amounting to approximately $194,000, $548,000 and $693,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

In 2007 our cash flows from financing activities were principally provided from additional net short-term borrowings of $1,348,000 and additional long-term borrowings of $251,000, partially offset by payments on long-term debt of $688,000. In 2006 long-term debt payments of $675,000 were partially offset by additional long-term borrowings of $386,000 and additional short-term borrowings of $63,000, resulting in a net decrease in cash of approximately $225,000. Repayment of the prior credit facility offset by new long-term debt borrowings resulted in net cash usage of approximately $2.1 million for financing activities in 2005.

While we believe that our cash balances with the funds available under our existing credit facilities will be sufficient to meet our operating and recurring cash needs for the calendar year 2008, funds for retirement of debt, acquisitions, or other strategic initiatives may require the raising of additional funds.

We have not paid dividends on our common stock. In addition, due to servicing our debt obligations, we have no intention to pay any dividends in the foreseeable future.

Our material commitments as regards capital resources consist primarily of leases for office facilities under operating lease agreements. Future minimum payments under these leases are included in Note N of the accompanying consolidated financial statements.

Recently Passed Legislation

Sarbanes-Oxley. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, referred to herein as the Act, which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts.  This legislation is the most comprehensive securities legislation since the passage of the Securities Acts of 1933 and 1934.  It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management.  We do not expect any material adverse effect on our business as a result of the passage of this legislation. We were in compliance with the Act as of December 31, 2007.

Refer to management’s certifications contained elsewhere in this report regarding our compliance with Sections 302 and 906 of the Act.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect of which is indeterminable as of December 31, 2007.

In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

The Company’s Debt Facility with the $2,000,000 term note and revolving line of credit expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Facility accrues interest at the Prime Rate or at LIBOR plus an applicable margin.

The table below provides information on the Company’s market sensitive financial instruments as of December 31, 2007:

	Principal Balance	Weighted Average Interest Rate at December 31, 2007

Term Loan	$277,778	8.07%
Revolving Credit Facility	$1,364,722	8.23%

Holding Company and Operating Subsidiaries

We conduct our business through our wholly owned subsidiaries (Brand Retail, Grafico, Build Partners). Grafico was inactive for the last 6 months of 2007. We have relied and continue to rely on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital, and meet our operating requirements. Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our present subsidiaries and any other operating subsidiaries we may subsequently acquire. If we were unable to receive cash funds from any of our operating subsidiaries, our operations and financial condition would be materially and adversely affected.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “expects,” and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive, and technological, that could cause actual results to differ materially from those forecast or anticipated. Such factors include, among others:

•	The continued services of James Brooks as Chairman of the Board and Chief Executive Officer of BrandPartners Group and other key senior management members.

•	Our ability to identify appropriate acquisition candidates, finance and complete such acquisitions and successfully integrate the acquired businesses

•	Changes in our business strategies or development plans

•	Competition

•	Our ability to grow within the financial services industry

•	Our ability to successfully penetrate other markets

•	General economic and business conditions, both nationally and in the regions in which we operate

•	Our ability to pass vendor cost increases on to our customers

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

Item 8. Financial Statements

The audited, consolidated financial statements of the Company for the years ended December 31, 2007, 2006 and 2005 are included within this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and.

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, thought not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Change in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In March 2008 the Company negotiated an extension of the credit facility with a commercial lender for the Revolving Line of Credit to April 30, 2009.

In March 2008 the Company negotiated an extension of the maturity date of the subordinated promissory note to October 22, 2009. In addition, the Company received an adjustment to certain of the financial covenants.

Part III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

Name	Age	Position	Term Expiration
		Chairman of the Board,
James F. Brooks	45	Chief Executive Officer and interim	2009
		Chief Financial Officer

Richard Levy	73	Director	2008
J. Weldon Chitwood	43	Director	2008
Clifford D. Brune	54	Director	2009

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year ended December 31, 2007, the Board of Directors met four (4) times with all incumbent Directors attending in excess of 75% of the meetings. Additionally, during the fiscal year ended December 31, 2007, the Company’s Audit Committee met four (4) times and its Compensation Committee met three (3) times.

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

Compensation Policy.

We seek to offer those types of compensation that will serve to attract, motivate, and retain highly qualified executive officers and key employees in an effort to enhance BrandPartners’ success and shareholder value. In addition, our compensation policies are designed to align the interests of management with BrandPartners’ shareholders. In order to do so, we consider a range of short-and long-term cash, and non-cash compensation elements. We believe this serves the goals of compensating BrandPartners’ executive officers competitively on a current basis, tying a significant portion of the executives’ compensation to company performance, and allowing the executive officers and key employees to gain an ownership stake in BrandPartners commensurate with their relative levels of seniority and responsibility. Each year, we perform a review of the executive compensation programs, compensation philosophy, and committee mission and performance. In addition, each year we review the nature and amounts of all elements of the executive officers’ compensation, both separately and in the aggregate, to ensure that the total amount of compensation is competitive with respect to BrandPartners’ peer companies, and that there is an appropriate balance for compensation that is tied to the short- and long-term performance of the Company.

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

Code of Ethics

The Company has adopted a Code of Ethics effective as of December 8, 2004. The Code is posted on the Company’s corporate website at www.bptr.com.

Item 11. Executive Compensation

The following chart displays the compensation for the officers of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James F. Brooks (1)	2007	$360,000	$70,000					$49,202	$479,202
Chairman/Chief Exec. Officer	2006	360,000	70,000	-	-	-	-	61,672	491,672
	2005	344,077	-	-	250,000	-	-	51,577	645,654

Suzanne M. Verrill (2)	2007	32,439	-					133,089	165,528
Chief Financial Officer	2006	145,000	20,000	-		-	-	12,924	177,924
	2005	129,620	-	-		-	-	8,399	138,019

(1)
Mr. Brooks was appointed Chairman in August 2006. He entered into an employment agreement as of October 2003 to serve as Chief Executive Officer. The term of the employment agreement was through March 15, 2008. Mr. Brooks also serves as Chief Executive Officer and President of the Company’s wholly owned subsidiaries. The exercisable prices of the options exceed the closing price of the company’s closing stock price as of December 31, 2007. Pursuant to the 2004 Stock Incentive Plan, Mr. Brook’s options were cancelled and replaced by 1,250,000 shares of restricted common stock on February 8, 2008. These shares vest 50% on the first anniversary of date of grant and 100% on the second anniversary of date of grant.

Column (f) Option Awards consists of the following options:

No. Shares	Exercise Price	Value	Vesting Date	Expiration Date
500,000	$0.50	$250,000	January 5, 2005	January 5, 2010

Column (i) All Other Compensation consists of - health insurance, 401K expense, housing, meal and car (monthly payment, insurance fuel, and maintenance expenses) allowance in accordance with the terms of Mr. Brooks amended employment contract entered into March 16, 2005.

(2)
Ms. Verrill was appointed Chief Financial Officer in April 2004 and served in that capacity pursuant to the terms of an employment agreement through March 1, 2007. She also served as Chief Financial Officer of the Company’s wholly owned subsidiaries.

Column (c) 2007 Salary represents partial year as Ms. Verrill left the Company on March 1, 2007.

Column (i) Other Compensation consists of the Company’s contribution to health insurance, 401K expense, consulting services and severance.

The following table set forth information with respect to the Company’s executives listed in the Summary Compensation Table above concerning the number of unexercised options and the value of unexercised options held by such executives as of the end of 2007. No options were granted nor exercised by such executives during 2007.

		Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or unitsÌof stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
	Exercisable	Unexercisable
James F. Brooks	0	0	0			1,250,000	$50,000 0	$0	$0

Stock Awards - Pursuant to the 2004 Stock Incentive Plan, Mr. Brook’s options were cancelled and replaced by 1,250,000 shares of restricted common stock on February 8, 2008. These shares vest 50% on the first anniversary of date of grant and 100% on the second anniversary of date of grant.

Other Benefits

The Company provides life insurance of one time annual salary, and short and long-term disability insurance to all employees at no cost to the employees.

Employment Contracts

On August 13, 2004, the Company entered into an amended employment agreement with James F. Brooks, pursuant to which Mr. Brooks agreed to serve as President, Chief Executive Officer, and Corporate Secretary of the Company for a term of three years, ending August 15, 2007. Pursuant to the employment agreement, the Company is currently paying Mr. Brooks a salary of $360,000 per annum, subject to annual review by the Compensation Committee. The agreement also contains a change of control provision, which, if invoked, entitles Mr. Brooks to receive all payments due to him under the agreement at said time with a minimum of six months salary. The non-compete portion of the agreement is in effect for a period of one year after Mr. Brooks’ departure from the Company. On March 16, 2005, the agreement was amended to extend the term through March 15, 2008 and to permit Mr. Brooks to engage in outside consulting, provided that the Company’s Board of Directors determined that said services would not conflict or interfere with Mr. Brooks’ responsibilities and obligations to the Company. Mr. Brooks was named Chairman of the Board of Directors in August of 2006.

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

Director Compensation

The following table illustrates Director Compensation for fiscal year 2007:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)

Clifford D. Brune (1)	$20,000	$0	$0	$0	$0	$214,000
J. Weldon Chitwood (2)	$10,000	$0	$0	$0	$0	$0
Richard Levy (3)	$10,000	$0	$0	$0	$0	$0

(1)
Clifford D. Brune was appointed a director of the Company in December 2005 and elected as a director in June 2006. He receives a stipend as a Director and for serving as the Chairman of the Audit Committee and the Compensation Committee. Mr. Brune also receives additional compensation for his consulting services to the Company.

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

The Company believes, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, that all filing requirements applicable to its officers, directors, and greater than ten percent stockholders were complied with during 2007.

The following table sets forth certain information regarding ownership of the Company’s common stock as of March 26, 2008 by (a) each person who is known to us to be the beneficial owner of more than 5% of the common stock of the Company, (b) each of our directors, (c) each of our executive officers, and (d) all directors and executive officers of the Company as a group. The following information is based in part upon data furnished by the persons indicated below.

Name and Address of Beneficial Owner (1)	Amount Beneficially Owned (2)	Percent of Class

Robert S. Trump (3)	4,455,422	11.4%
Stadium Capital Management, LLC (4)	3,995,665	10.2%
Longview Fund, L.P. (5)	3,185,517	8.1%
James F. Brooks (6)	1,281,100	3.3%
Clifford D. Brune (7)	1,000,000	2.6%
J. Weldon Chitwood (8)	500,000	1.3%
Richard Levy (9)	500,000	1.3%
All directors and executive officers as a group (4 persons)	3,281,100	8.4%
Total	14,917,704

(1)	Unless otherwise indicated, the business address for each of such beneficial owners is in care of BrandPartners Group, Inc., 10 Main Street, Rochester, New Hampshire 03839.

(2)
Directly and indirectly. The inclusion of securities owned by others as beneficially owned by the respective individuals does not constitute an admission that such individuals are the beneficial owners of such securities.

(3)	Represents 4,455,422 shares of common stock. The business address for Mr. Trump is in care of Trump Management, Inc., 2611 West Second Street, Brooklyn, NY 11223

(4)	Represents 3,995,665 shares of common stock. The business address for Stadium Capital Management, LLC is 19785 Village Office Court, Suite 101, Bend, OR 97702.

(5)
Represents 3,185,517 shares of common stock. The address for Longview Fund L.P. is 600 Montgomery St., 44th Floor, San Francisco, CA 94111. Besides the shares of common stock reported on Form 13G, Longview Fund owns 196,667 warrants for common stock priced at $0.85 per share.

(6)
Mr. Brooks is the Company’s Chairman of the Board of the Directors, President and Chief Executive Officer. This represents: 1,250,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010, and 31,100 common shares.

(7)	Mr. Brune is a member of the Company’s Board of Directors. This represents: 1,000,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010.

(8)	Mr. Chitwood is a member of the Company’s Board of Directors. This represents: 500,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010.

(9)	Mr. Levy is a member of the Company’s Board of Directors. This represents: 500,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010.

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

On February 1, 2005, the Company signed an agreement for consulting services with Clifford D. Brune, who became a member of the Board of Directors on December 29, 2005. The agreement provided for twelve months of consulting services at a fee of $15,000 per month. On December 19, 2005, the agreement was amended to change the term of the agreement from a term of twelve months to “month-to-month.” The amended agreement provides for a minimum six-month written notice if either the Company or Mr. Brune elects to terminate the agreement.

Item 14. Principal Accountant Fees and Services

	2007	2006
Audit fees	$140,844	$125,100
Audit related fees	-	12,000
Tax fees	23,636	20,760
All other fees	-	-
Totals	$164,480	$157,860

The classification “audit fees” includes fees for the audits of the Company’s annual financial statements for 2007 and 2006 and the quarterly review of the statements. “Audit-related services” consists primarily of the review of registration statements and the issuance of related consents. “Tax fees” include tax planning and the preparation of the Company’s tax returns. Moore Stephens did not provide any tax or financial information systems design or implementation services to the Company for the year 2007.

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

10.20
Employment Agreement dated April 25, 2000, between the Company and Edward T. Stolarski (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-QSB for the quarter ended March 31, 2000).

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

10.23
Stock Option Agreement dated August 9, 2000, between the Company and Jonathan Foster (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.24
Stock Option Agreement dated August 9, 2000, between the Company Nathan Ganther (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.25
Stock Option Agreement dated August 9, 2000, between the Company J. William Grimes (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

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

10.55
Form of Stock Option Agreement, dated as of March 27, 2002, between the Company and each of Jonathan Foster, Nathan Ganther and J. William Grimes (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

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

10.71	Waiver dated March 31, 2003, by and among the Company, Willey Brothers and CMII (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

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

10.101
Modification Agreement dated September 29, 2004, between the Company and Longview Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, dated September 30, 2004).

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

10.108	Common Stock Purchase Warrant, exercisable at $1.00 issued to Trilogy Capital Partners(incorporated by reference to Exhibit 10.18 to the Company’s Annual 10K Report filed on March 25, 2005).

10.109	Common Stock Purchase Warrant, exercisable at $1.50 issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.19 to the Company’s Annual 10K Report filed on March 25, 2005).

10.110	Common Stock Purchase Warrant, exercisable at $2.00 issued to Trilogy Capital Partners (incorporated by reference to Exhibit 10.20 to the Company’s Annual 10K Report filed on March 25, 2005).

10.111	Amendment to Employment Agreement dated March 16, 2005 between James F. Brooks and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual 10K Report filed on March 25, 2005).

10.112	Amendment to Agreement dated March 16, 2005, between Anthony J. Cataldo and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual 10K Report filed on March 25, 2005).

10.113
Investor Relations Consulting Agreement between the Company and Alliance Advisors, LLC, effective April 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed on May 15, 2006).

10.114	Separation agreement and release dated August 10, 2006 between the Company and Anthony J. Cataldo (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed August 10, 2006).

10.115	Commitment letter to amend and extend existing revolving line of credit loan dated March 19, 2008 between the Company and TD Banknorth, N.A.

10.116	Amendment No. 6 to subordinated note and warrant purchase agreement and amendment No. 2 to note between the Company and Corporate Mezzanine II, L.P. (“CMII”) dated March 27, 2008.

14.1	Code of Ethics adopted December 8, 2004 by the Company’s Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 10, 2004).

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

March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ James F. Brooks	March 28, 2008
James F. Brooks, Chairman and Chief Executive Officer

/s/ Clifford D. Brune	March 28, 2008
Clifford D. Brune, Director

/s/ J. Weldon Chitwood	March 28, 2008
J. Weldon Chitwood, Director

/s/ Richard Levy	March 28, 2008
Richard Levy, Director

/s/ Patrick H. Peyton	March 28, 2008
Patrick H. Peyton, Director of Finance

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BrandPartners Group, Inc.
Rochester, New Hampshire

We have audited the accompanying consolidated balance sheets of BrandPartners Group, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Moore Stephens, P.C.
Certified Public Accountants

Cranford, New Jersey
March 27, 2008

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Cash	$184,504	$504,684
Accounts receivable,net of allowance for doubtful accounts of $193,955 and $360,000	4,967,674	6,863,811
Costs and estimated earnings in excess of billings	1,271,043	1,929,933
Inventories, net	758,944	768,395
Prepaid expenses and other current assets	319,052	353,171
Total current assets	7,501,217	10,419,994

Property and equipment, net	933,430	1,373,733
Goodwill	12,271,969	24,271,969
Deferred financing costs	38,565	115,358
Other assets	281,532	325,441

Total assets	$21,026,713	$36,506,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,582,895	$7,775,189
Billings in excess of cost and estimated earnings	4,426,664	4,354,739
Short term debt	1,688,325	729,692
Total current liabilities	9,697,884	12,859,620

Long term debt, net of current maturities	6,403,731	6,451,766

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; issued 34,923,359	349,234	349,234
Additional paid in capital	45,133,635	45,133,635
Accumulated deficit	(40,294,603)	(28,025,117)
Other Comprehensive Income
Foreign currency adjustment	49,332	49,857
Treasury stock, at cost	$(312,500)	(312,500)

Total stockholders' equity	4,925,098	17,195,109

Total liabilities and stockholders' equity	$21,026,713	$36,506,495

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2007	December 31, 2006	December 31, 2005

Revenues	$43,809,283	$52,476,383	$52,036,057

Costs and expenses
Cost of revenues	33,281,529	42,306,432	37,298,018
Selling, general and administrative	9,397,388	10,992,878	11,152,475
Goodwill impairment	12,000,000	-	-

Total expenses	54,678,917	53,299,310	48,450,493

Operating income (loss)	(10,869,634)	(822,927)	3,585,564

Interest, net	(1,336,953)	(1,501,464)	(1,064,244)

Income (loss)	(12,206,587)	(2,324,391)	2,521,320

Provision for income taxes	62,899	-	606,511

NET INCOME (LOSS)	$(12,269,486)	$(2,324,391)	$1,914,809

Basic and diluted earnings (loss) per share
Basic	$(0.35)	$(0.07)	$0.06
Diluted	$(0.35)	$(0.07)	$0.05

Weighted - average shares outstanding
Basic	34,923,359	34,923,262	34,660,397
Diluted	34,923,359	34,923,262	40,898,154

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional	Other		Accum.	Treasury Stock
	Shares	Par Value	Paid in Capital	Comp. Income	Accumulated Deficit	Comp. Income	Shares	Cost	Total
Balance at December 31, 2004	32,497,597	$324,976	$44,463,181	$14,219,627	$(27,615,535)		(100,000)	$(312,500)	$16,860,122

Options/warrants exercised	1,757,800	$17,578	$372,962						$390,540

Warrants issued in connection with extension of debt maturity			$163,667						$163,667

Comprehensive income
Foreign currency adjustment				$57,951		$57,951			$57,951
Net income				$1,914,809	$1,914,809				$1,914,809

Balance at December 31, 2005	34,255,397	$342,554	$44,999,810	$16,192,387	$(25,700,726)	$57,951	(100,000)	$(312,500)	$19,387,089

Shares issued for legal services	9,500	$95	$3,610						$3,705

Shares issued for services	120,000	$1,200	$45,600						$46,800

Shares issued as part of severance agreement	538,462	$5,385	$84,615						$90,000

Comprehensive income
Foreign currency adjustment				$(8,094)		$(8,094)			$(8,094)
Net (loss)				$(2,324,391)	$(2,324,391)				$(2,324,391)

Balance at December 31, 2006	34,923,359	$349,234	$45,133,635	$13,859,902	$(28,025,117)	$49,857	(100,000)	$(312,500)	$17,195,109

Comprehensive income
Foreign currency adjustment				$(525)		$(525)			$(525)
Net (loss)				$(12,269,486)	$(12,269,486)				$(12,269,486)

Balance at December 31, 2007	34,923,359	$349,234	$45,133,635	$1,589,891	$(40,294,603)	$49,332	(100,000)	$(312,500)	$4,925,098

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31, 2007	December 31, 2006	December 31, 2005
Cash flows from operating activities	$(12,269,486)	$(2,324,391)	$1,914,809
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	675,056	854,080	711,770
Provision for doubtful accounts	(166,045)	(54,598)	273,259
Impairment of Goodwill	12,000,000	-	-
Non-cash compensation	-	140,505	167,167
Allowance for obsolete inventory	(4,102)	(19,588)	(35,251)
(Gain) loss on disposal of assets	36,134	(2,383)	2,955
Changes in operating assets and liabilities
Accounts receivable	2,062,182	115,399	(2,118,204)
Costs and estimated earnings in excess of billings	658,890	(362,694)	(487,724)
Inventories	13,553	(97,664)	711,050
Prepaid expenses and other current assets	34,119	(16,778)	354,765
Other assets	43,909	(19,147)	(12,476)
Accounts payable and accrued expenses	(4,192,294)	430,430	1,382,051
Billings in excess of costs and estimated earnings	71,925	2,117,490	(2,492,412)
Net cash provided by (used in) operating activities	(1,036,159)	760,661	371,759
Cash flows (used in) investing activities
Acquisition of equipment	(192,394)	(548,072)	(692,668)
Expenses from disposal of assets	(1,700)	-	-
Net cash (used in) investing activities	(194,094)	(548,072)	(692,668)
Cash flows provided by (used in) financing activities
Net borrowings (payments) on short term debt	1,347,522	63,025	(4,058,601)
Proceeds from long term debt	251,267	386,061	2,000,000
Payments on long term debt	(688,191)	(674,562)	(388,889)
Proceeds from exercise of options	-	-	390,540
Net cash provided by (used in) financing activities	910,598	(225,476)	(2,056,950)
NET (DECREASE) IN CASH	(319,655)	(12,887)	(2,377,859)
Effect of exchange rates on cash and equivalents	(525)	(8,094)	57,951
Cash, beginning of years	504,684	525,665	2,845,573
Cash, end of years	$184,504	$504,684	$525,665
Supplemental disclosures of cash flow information:
Cash paid during the period for interest *	$1,061,985	$709,331	$620,209
Cash paid during the period for taxes	$53,603	$236,179	$363,101

The accompanying notes are an integral part of the financial statements.
* Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

BrandPartners Group, Inc. (“BrandPartners” “the Company” or “we”) operates through its wholly-owned subsidiaries:

BrandPartners Retail, Inc.	“Brand Retail”
Grafico, Incorporated	“Grafico”
Building Partners, Inc.	“Build Partners”
BrandPartners Europe, Ltd.	“Brand Europe”

BRAND RETAIL
Brand Retail was formerly known as Willey Brothers, Inc. On January 16, 2001, the Company acquired the stock of Brand Retail for a combination of cash, common stock of the Company, options in the Company’s stock, and notes payable. The total purchase price was approximately $33.1 million.

GRAFICO
On April 1, 2005 Grafico was formed as a Delaware corporation. In May of 2005 Grafico purchased the assets of a Connecticut design company. Grafico provides similar services to those of Brand Retail, targeting a specific segment of the financial services industry. On June 30, 2007 certain assets of Grafico were sold to its former General Manager. A loss of approximately $15,000 was recorded as a result of this transaction. Grafico was inactive for the last 6 months of 2007.

BUILD PARTNERS
Build Partners was incorporated in Delaware in January of 2006 and provides general contracting services.

BRAND EUROPE
Brand Europe was incorporated in Great Britain in January 2005 and provides products and services to the European marketplace. Brand Europe was inactive in 2007.

Through its subsidiaries, the Company provides integrated products and services to the financial services industry and other retail markets. Those products and services include:

•	Strategic retail positioning and branding
•	Environmental design and constructions services
•	Retail merchandising analysis, display systems and signage
•	Point-of-sale communications and marketing programs

These products and services are offered as a complete turnkey package or as individual offerings, based upon the client’s needs.

RISK

We cannot determine at the present time when or if any of these subsidiaries will remain or be profitable in the future. We have relied and continue to rely upon cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital and meet our operating requirements. Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our subsidiaries. If we were unable to receive cash from our subsidiaries, or from any operating subsidiaries that we may acquire in the future, our operations and financial condition would be materially and adversely affected.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BrandPartners and its wholly owned subsidiaries (Brand Retail, Grafico, Build Partners and Brand Europe). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company records revenue based on the type of product and/or service delivered. For most contracts, percentage-of-completion is used, based upon the actual costs incurred to date. Contract costs include all direct materials, labor and subcontractor costs. General and administrative expenses are accounted for as period charges and are not included in the calculation of the estimates to complete. Anticipated losses are provided for in their entirety without reference to percentage-of-completion. Costs and estimated earnings in excess of billings represent unbilled charges on long-term contracts, namely revenue recognized but not invoiced at the end of the reporting period. Such billings are generally made and collected in the subsequent year. Billings in excess of cost and estimated earnings represent billed charges, such as deposits, on long-term contracts for which revenue has not yet been recognized as of the end of the reporting period.

Revenue from short-term agreements is recognized when the product is shipped and/or the service is rendered.

2.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

3.	Inventories

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at December 31, 2007 and 2006.
	2007	2006

Finished Goods	$482,674	$497,188
Raw Material	266,890	274,747
Work-in-Process	20,277	11,460
	$769,841	$783,395
Less - Reserves	(10,897)	(15,000)
Net Inventory	$758,944	$768,395

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed generally by the straight-line method over the estimated useful lives of the applicable assets ranging from three to seven years.

Leasehold improvements are amortized over the term of the related lease, or the estimated useful life of the improvement, whichever is less. Significant improvements extending the useful lives of assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in current operating results. Maintenance and repairs are charged to expense when incurred, while significant repairs and improvements are capitalized.

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

5.	Goodwill and Deferred Financing Costs

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We evaluate the recoverability and measure the potential impairment of goodwill under the Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that the Company analyze goodwill for impairment on at least an annual basis. In assessing the recoverability of our goodwill, management must make certain assumptions regarding estimated future cash flows and other factors to determine its fair value. If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. In the fourth quarter 2007 the Company evaluated Goodwill for impairment based upon the estimated fair value of our business operations and as a result, recorded an impairment charge of $12 million within the Statement of Operations. The Company did not record an impairment charge during the years ended December 31, 2006 and 2005.

Deferred financing costs are being amortized on a straight-line basis over three to seven years, the life of the related debt.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6.	Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future discounted cash flows expected to be generated by the asset. If such an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

7.	Warranty Costs

Estimated future warranty costs are provided for in the period of sale for products under warranty based on historical experience. Accrued warranty costs at December 31, 2007, 2006 and 2005 were approximately $13,000, $171,000 and $142,000, respectively, and are included in cost of goods within the statement of operations.

8.	Income Taxes

We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities, net operating loss and credit carry-forwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. If it becomes more likely than not that a deferred tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years.

On January 1 2007 we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 which provides for a financial recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefits that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9.	Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, we used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time.

The following methods and assumptions were used in estimating the indicated fair values of financial instruments:

Cash, cash equivalents and short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Property and equipment: The fair value of our property and equipment is estimated to approximate their net book values.

Long-term debt: The carrying value approximates fair value based on current rates offered to the Company for similar debt.

Derivative financial instruments: The carrying value is re-measured at each balance sheet date based on the fair value of these instruments.

10.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. When applicable, diluted earnings per share is computed using the weighted-average number of shares of common stock adjusted for the dilutive effect of potential common shares issued or issuable pursuant to stock options, stock appreciation rights and warrants. Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

Potential common shares of approximately 10,900,000 and 13,800,000 are antidilutive and therefore excluded from the computation of diluted loss per share, consist of stock options, warrants, and convertible debt for the years ended December 31, 2007 and 2006, respectively. Such items may dilute earnings per share in the future.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

11.	Derivative Instruments and Hedging Activities

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

12.	Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, accounts receivables, and costs and estimated earnings in excess of billings. BrandPartners’ customer base consists principally of U.S. financial institutions. Management does not believe that significant credit risk exists in connection with the Company’s concentration of credit at December 31, 2007 and 2006, respectively.

13.	Stock-Based Compensation

At December 31, 2007, the Company had two stock-based employee compensation plans, which are more fully described in Note K. The Company had previously accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The Company had no stock-based employee compensation cost reflected in earnings in the fiscal years prior to the adoption of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), since the exercise price was equal to the market value of the underlying common stock at the date of grant. As of December 31, 2007, all options were fully vested.

On January 1, 2006, the Company adopted the provisions of SFAS 123(R). Using the modified prospective adoption method of SFAS 123(R), the Company recognized the fair value of compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time, over the service (vesting) period. Under this method of adoption, no restatement of prior periods was required.

Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with APB 25. APB 25 required the use of the intrinsic value method, which measures costs as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense for substantially all of the Company’s equity based awards was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There was no stock based compensation expense related to stock options during 2007, 2006 or 2005 as no options were granted nor did any options vest during the period.

Non-employee stock-based compensation arrangements are accounted for in accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. Under EITF No. 96-18, as amended by EITF No. 00-23, Issues Related to the Accounting for Stock Compensation, under APB 25 and FASB Interpretation No. 44, where the fair value of the equity instrument is more reliably measurable than the fair value of services received, such services will be valued based on the fair value of the equity instrument.

14.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect:

•	Reported amounts of assets and liabilities
•	Disclosure of contingent assets and liabilities at the date of the financial statements
•	Revenues and expenses during the reporting period

Significant estimates that we make include:

•	Collectibility of accounts receivable
•	Valuation of Goodwill and other intangible assets
•	Costs and billings on uncompleted contracts
•	Income taxes

Management has used reasonable assumptions in deriving these estimates. However, actual results could differ from these estimates. Consequently, an adverse change in conditions could affect the Company’s estimates.

15.	Long-Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Such losses are measured by the excess of the carrying amount over the fair value. No write-downs have been required for the years ended December 31, 2007, 2006 and 2005.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

16.	Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, we are required to display comprehensive income (loss) and its components as part of our complete set of financial statements. Comprehensive income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions. Included in accumulated other comprehensive income are changes in stockholders’ equity that are excluded from our net earnings, specifically foreign currency gains (losses) and changes in fair value of marketable securities.

17.	Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect of which is indeterminable as of December 31, 2007.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

18.	Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the financial services industry. Credit is extended based on evaluation of a customer’s financial condition. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Periodically, the Company reviews accounts receivable to reassess its estimates of collectibility. The Company provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, the Company provides valuation reserves for estimates of aged receivables, which may be written off, based upon historical evidence. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE C – INVESTMENT IN UNCONSOLIDATED AFFILIATE

On September 21, 2004, the Company purchased a 15% membership interest in an unrelated third party for $250,000. In March 2007 the membership interest increased to 20.9%. As of December 31, 2007, no dividends or returns on equity were recorded on the investment. The Company does not have oversight over the investments, operations, internal controls, or financial reporting of the unrelated third party, and as such, this investment is being accounted for using the cost method. No additional funding has been provided nor has been committed to for the foreseeable future.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	2007	2006

Computer equipment and software	$3,488,124	$3,480,561
Furniture, fixtures and other equipment	1,720,498	1,727,423
Leasehold improvements	866,709	790,553
Assets in progress	4,000	105,015
	6,079,331	6,103,552

Less accumulated depreciation	(5,145,901)	(4,729,819)

	$933,430	$1,373,733

Depreciation expense was approximately $598,000, $776,000 and $605,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE E – COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Due to the nature of the project accounting used for large contracts, all vendor and labor costs are entered on the balance sheet until the associated revenue is recognized. Upon revenue recognition, the associated expenses and profit are transferred to the statement of operations. The Cost in Excess of Billings account reflects the costs which have been incurred by the Company with resultant revenue recognition in completing a contractual obligation, which according to the terms of the contract, cannot be invoiced as of the end of the fiscal period and is therefore an asset since those charges will be invoiced in the future. Its companion account, Billings in Excess of Cost, reflects the balance of those invoices to clients for which work to the level of the billing deposits has not yet occurred. Thus, a liability exists on the balance sheet for the obligation on the part of the Company to perform work to the level of the deposits invoiced to the client. Due to the size of the contracts, these accounts can fluctuate considerably as of the end of the fiscal period and during the interim periods.

The accompanying consolidated balance sheets include the following captions at December 31:

	2007	2006

Costs and estimated earnings in excess of billings	$1,271,043	$1,929,933

Billings in excess of costs and estimated earnings	(4,426,664)	(4,354,739)

	$(3,155,621)	$(2,424,806)

NOTE F – SHORT TERM DEBT

Short-term debt consisted of the following:

	2007	2006

Current portion long term debt (1)	$277,778	$666,667
Line of credit (1)	1,364,722	-
Capital lease, current portion	21,525	21,525
Put warrant (2)	24,300	41,500

	$1,688,325	$729,692

(1)	On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender. The Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE F – SHORT TERM DEBT (continued)

•	Prime Interest Rate on Term Loan principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. The Facility expires on May 5, 2008. On December 31, 2007, the LIBOR rate was 4.98%, and the adjusted Prime Rate was 8.07% for the term loan and 8.23% for the revolving line of credit. At December 31, 2007, approximately $2.9 million was available under the line of credit.

On March 22, 2007, certain of the financial covenants were waived and adjusted. As part of the waiver agreement, the amount available under the Revolving Line of Credit was adjusted to be the lesser of (1) $5 million or (2) 70% of acceptable accounts receivable, plus 50% of the cost in excess of billings (capped at $1 million), less an available reserve of $250,000. The Prime Rate interest premium was increased to 50 basis points (0.50%) for the Revolving Line of Credit and to 25 basis (0.25%) points for the Term Loan principal.

On July 13, 2007 the Company’s commercial lender consented to the Company exceeding the revolving line of credit limit on a temporary basis. Effective October 3, 2007 the amount outstanding under the revolving line of credit was reduced and was within the limits provided by the March 28, 2007 amendment to the Company’s banking facility.

On November 12, 2007 the Company received a waiver and adjustment of certain financial covenants from its commercial lender and its subordinated promissory note holder.

On March 19, 2008 the Company negotiated an extension of the Facility for the Revolving Line of Credit to April 30, 2009.

(2)	The put warrant is related to the subordinated promissory note in the principal amount of $5,000,000, which is discussed further in Note H (2).

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE G – CAPITAL LEASES

The Company leases the telephone system for its main location and a piece of cleaning equipment under capital leases beginning in 2006. The leases expire in 2009 and 2011, respectively. The economic substance of the leases is that the Company is financing the acquisition of assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.

The following is an analysis of the leased assets included in Property and Equipment:

	2007	2006

Machinery & Equipment	$9,662	$9,662
Office equipment	91,521	91,521
	101,183	101,183
Less accumulated depreciation	(29,420)	(7,895)
	$71,763	$93,288

The lease agreements contain a bargain purchase option at the end of the lease term.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of December 31, 2007.

Year Ending December 31,

2008	$25,893
2009	25,591
2010	22,270
2011	14,847

Total future minimum lease payments	88,601
Less amount representing interest	(16,838)

Present value of minimum lease payments	$71,763

Amortization of assets held under capital lease is included with depreciation expense.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE H – LONG TERM DEBT

Long term debt consists of the following:

	2007	2006

Note payable (1)	$277,778	$944,445
Note payable (2)	5,000,000	5,000,000
Interest payable (2)	1,353,493	1,102,226
Put warrant liability (2)	24,300	41,500
Capital lease (1)	71,763	93,287
	6,727,334	7,181,458
Less current maturities (1)	(277,778)	(666,667)
Less put warrant liability (2)	(24,300)	(41,500)
Capital lease current portion (1)	(21,525)	(21,525)
	$6,403,731	$6,451,766

(1)	See Note F.

(2)
A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”). The Note matures on October 22, 2008, at which time the principal and all PIK amounts are due. Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of December 31, 2007.

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

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the “put warrant” has been recorded. Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and been charged to Sales/General and Administrative expense. For the year ended December 31, 2007, the liability of the put warrant has been disclosed under Short Term Debt (Note F).

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE H – LONG TERM DEBT (continued)

If the Company is unable to pay the Put Warrant repurchase price, the Put Note can be issued to the holder of the warrants. That Put Note would have the following characteristics:

a)	Interest rate of 18% per annum
b)	Due and payable on October 22, 2009
c)	No financial covenants

On January 7, 2004, the Company amended and restructured the Note. In exchange for the waiver of certain covenants through December 31, 2003 and a reduction in the interest rate on the note, the Company issued to the note-holder a common stock purchase warrant to purchase 250,000 shares of the Company’s common stock at $0.26 per share. The interest rate reduction was for a period of two years, commencing January 1, 2004. The interest rate was reduced from 16% per annum to 10% per annum – 8% payable in cash per quarter and 2% accreted to the PIK amount.

In March 2008 the Company negotiated an extension of the maturity date of the Note to October 22, 2009. In addition the Company received an adjustment to certain of the financial covenants. As of December 31, 2007 the Note has been reflected as long-term debt in accordance with promulgated accounting principles.

At December 31, 2007 and 2006, the Company had a liability of $24,300 and $41,500 related to the “put warrants,” respectively.

The five-year maturity schedule for the principal on the above notes payable is as follows:

	2008	2009

Note payable (1)	$277,777	$-
Note payable (2)	-	5,000,000
Interest payable (2)	-	1,835,219

Totals	$277,777	$6,835,219

NOTE I – INCOME TAXES (BENEFIT)

At December 31, 2007 and 2006, the Company had a taxable loss of approximately $646,000 and $1.3 million, respectively, for which no federal income tax provisions were made. For the year ended December 31, 2007 and 2006 the Company recorded approximately $60,000 and $0 state tax expense, respectively.

At December 31, 2005, the Company utilized net operating losses (“NOLS”) of approximately $2.5 million to eliminate the federal income tax. However, the Company was subject to Alternative Minimum Tax (“AMT”) in the amount of approximately $200,000, along with a state tax expense of approximately $400,000.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE I – INCOME TAXES (BENEFIT) (continued)

The Company has NOLS of approximately $8.3 million available to offset future taxable income. These NOLS expire at various dates through 2027. At December 31, 2007, the Company has deferred tax assets of approximately $7.1 million. The deferred tax assts consist primarily of net operating loss carry-forwards and previously accrued reserves. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

At December 31, 2007, the Company had federal net operating loss carry-forwards that expire as follows:

Year Net Operating Loss Expires

2022	$2,688,022
2023	3,646,804
2026	1,306,433
2027	646,223
$8,287,482

There may be state tax expense in certain states where tax statutes do not recognize or do limit the use of NOLS.

NOTE J – CONCENTRATIONS

Significant Customers

For the year ended December 31, 2007, one customer accounted for approximately 16% of the Company’s revenues. For the year ended December 31, 2006, one customer accounted for approximately 10% of the Company’s revenues. For the year ended December 31, 2005, three customers accounted for approximately 19%, 15%, and 13% each of the Company’s revenues.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents with major financial institutions. The balances at December 31, 2007 did not exceed federally insured limits. The Company performs periodic evaluations of the relevant credit standings of these financial institutions in order to limit the amount of credit exposure.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE K – STOCKHOLDERS’ EQUITY

The Company is authorized to issue a maximum of 20,000,000 shares of preferred stock, par value $0.01, and 100,000,000 shares of common stock, par value $0.01.

Stock Options

During 2004, the shareholders approved the Company’s 2004 Stock Incentive Plan. The plan was amended at the annual meeting of the shareholders in May 2005 to increase the shares available for issuance under the plan from 5 million to 8 million shares. The plan provides for the reservation and issuance of up to 8 million options for shares of common stock, subject to future stock splits, stock dividends, reorganizations, and similar events. The exercise price of incentive stock options may not be less than the fair market value on the date of grant. The plan provides for options to be granted to officers, directors, and employees of the Company. On November 7, 2007 the board of directors amended the Company’s 2004 Stock Incentive Plan to permit the award of restricted stock to outside directors. During the years ended December 31, 2007 and 2006, the Company did not grant any options.

The Company’s 2001 Incentive Stock Plan was approved during 2001. The reservation and issuance of 5 million options for shares of common stock subject to similar conditions listed above was provided. During the years ended December 31, 2003, 2002 and 2001, the Company granted 1,720,000; 2,017,815; and 50,000 stock options, respectively, to officers, directors and employees under the plan. On January 14, 2005, the former directors of the Company agreed to a reduction in the number of options issued from 1,400,000 options to 350,000 options, in consideration for receiving registration rights for the remaining underlying shares. Total active options in the 2001 Incentive Stock Plan as of March 27, 2008 were 381,549. The Company has also issued stock options to certain individuals and companies under letter agreements. During the years ended December 31, 2004 and 2003, options to purchase 100,000 shares at $0.75 per share, price at time of issuance, and 6,425,000 shares, respectively, of the Company’s common stock were issued under such agreements. The options granted have an exercise price at least equal to the fair value of the Company’s stock (except for options issued to two directors and to a consultant which were below fair market value) and expire at various times through 2010. The options previously granted vested immediately prior to or on December 29, 2005.

A summary of the activity at December 31 is as follows:

Exercise Price Range	Outstanding as of December 31, 2007	Outstanding Weighted Average Remaining Life (years)	Outstanding Weighted Average Exercise Price	Exercisable as of December 31, 2007

$0.00 to $0.50	7,088,000	1.33	$0.33	7,088,000
$0.51 to $0.99	3,811,167	1.14	$0.55	3,811,167
$1.00 to $1.99	48,192	2.10	$1.00	48,192

	10,947,359			10,947,359

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE K – STOCKHOLDERS’ EQUITY (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005. As no options were granted in 2007 and 2006, the Black-Scholes model was not used.

(1)	Average expected volatility of 191% and 348%
(2)	Average risk-free interest rate of 4.51% and 3.70%
(3)	Expected lives of five years

The following table summarizes information concerning outstanding and exercisable options and warrants for common stock at December 31, 2007:

	Warrants/Options	Weighted-Average Exercise Price

Outstanding at December 31, 2005	19,243,120	$1.69
Granted	-
Exercised	-
Forfeited	(5,402,904)	$2.23

Outstanding at December 31, 2006	13,840,216	$0.45
Granted	-
Exercised	-
Forfeited	(2,892,857)	$0.60

Outstanding at December 31, 2007	10,947,359	$0.41

Weighted-average fair value of options and warrants granted during the year:
December 31, 2005		$0.57
December 31, 2006		N/A
December 31, 2007		N/A

Common stock and options to purchase the common stock of the Company issued for services during the years ended December 31, 2007, 2006 and 2005 are as follows:

There were no transactions in 2007.

On August 10, 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors. As part of his separation agreement with the Company, he received $90,000 (approximate fair value) in the Company’s common stock or 538,462 shares.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE K - STOCKHOLDERS’ EQUITY (continued)

In April 2006, 120,000 shares of the Company’s common stock with a fair value of approximately $47,000, were issued for public relations services to be performed during the following twelve months.

On January 30, 2006, using the Black-Scholes valuation model, legal expense of approximately $3,700 was recognized for 9,500 shares of the Company’s common stock that were issued to an unrelated party for services rendered.

On January 5, 2005, the maturity date of an unsecured subordinated promissory note was extended to May 6, 2005. In consideration of the extension, an aggregate total of 196,667 warrants were issued to the note holder at an exercise price of $0.85. On February 7, March 7 and April 7, 2005, a total of 50,000 warrants was issued on each date with the balance of 46,667 warrants being issued on May 5, 2005. The warrants were valued using the Black-Scholes model at a fair value of approximately $105,000 and were charged to interest expense in 2005. The warrants will expire at various dates in 2008.

NOTE L - STOCK BASED COMPENSATION

At December 31, 2007, the Company had two stock-based employee compensation plans, which are more fully described in Note K. The Company had previously accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income for 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. As of December 31, 2005, all options were fully vested.

There was no stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005 related to stock options as no options were granted, nor did any options vest during the period.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE L – STOCK BASED COMPENSATION (continued)

The fair value of the options awarded were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. For a detailed analysis of the stock options, see Form 10-K for December 31, 2005.

Year Ended December 31,
2005
Dividend Yield	0%
Expected Volatility	191.00%
Risk Free Interest Rate	4.51%
Expected life (years)	5

During 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of SFAS 123(R), the Company’s net income and earnings per share would have been impacted as shown in the following table:

2005
Net income (loss), as reported	$1,914,809
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(304,531)
Pro Forma net income (loss)	$1,610,278

Weighted average shares outstanding
Basic	33,109,064
Diluted	46,266,873
Net income (loss) per share
As reported
Basic	$0.06
Diluted	$0.04
Pro forma
Basic	$0.05
Diluted	$0.03

The historical pro forma impact of applying the fair value method prescribed by SFAS 123(R) is not representative of the impact that may be expected in the future due to changes resulting from additional grants and changes in assumptions, such as volatility, interest rates, and expected life used to estimate the fair value of the grants in future years.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE M – EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan for all eligible employees. Through a salary reduction program, the plan allows employee contributions on a pretax basis. There are no minimum corporate contributions required under the plan. The Company may make discretionary matching contributions based on the participants’ contributions. The Company may also make a discretionary profit-sharing contribution for the benefit of all eligible employees. Participants in the plan vest in Company contributions on a graduated scale over a five-year period. For the years ended December 31, 2007, 2006 and 2005, the Company paid or accrued matching contributions of approximately $89,000, $86,000 and $56,000, respectively.

The Company has no other postretirement benefits.

NOTE N – COMMITMENTS AND CONTINGENCIES

Backlog

At December 31, 2007, the Company had a backlog, which consists of signed orders for which no revenue has been recognized, of approximately $11.4 million. The backlog at December 31, 2006 was approximately $19 million. The backlog at December 31, 2005 was approximately $22 million.

Employment Agreements

On March 16, 2005, the Company amended its agreement with its Non-Executive Chairman. This agreement, which terminates on March 15, 2008, provides for monthly payments of $30,000 and severance payments, as defined in the agreement. On August 10, 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors. The agreement provided for the transfer of $90,000 of the Company’s common stock and cash payments through May 2007, totaling $180,000. All severance expense was recognized in 2006.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE N – COMMITMENTS AND CONTINGENCIES (continued)

Leases

The Company is committed under non-cancelable operating leases for equipment, and office and warehouse space, expiring at various dates through August 2011. The leases include provisions requiring the Company pay a proportionate of increases in real estate taxes and operating expenses over base period amounts.

Future minimum rental commitments under all non-cancelable leases are as follows:

Rental Commitments
Years Ending December 31,
2008	$614,847
2009	614,847
2010	614,847
2011	409,898
2012	-
$2,254,440

Future commitments related to non-cancelable operating leases for equipment are as follows:

Operating Lease Commitments
Years Ending December 31,
2008	$116,701
2009	80,003
2010	7,854
2011	6,480
2012	4,860
$215,897

Rent and equipment operating lease expense for the years ended December 31, 2007, 2006 and 2005 were approximately $738,000, $823,000 and $692,000, respectively.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE O – RELATED PARTY TRANSACTIONS

On February 1, 2005, the Company signed an agreement for consulting services with an individual who became a member of the Board of Directors in December 2005. This agreement was amended on December 19, 2005 to provide for a consulting service fee of $15,000 per month and is on a “month-to-month” basis with a minimum six-month written notice if either the Company or the consultant elects to terminate the agreement. For fiscal year 2007 and 2006, consulting fees of $214,000 and $215,000, respectively, were recognized.

On June 30, 2007 certain assets of Grafico were sold to its former General Manager. A loss of approximately $14,000 was recorded as a result of this transaction.

NOTE P – SUPPLEMENTAL CASH FLOW INFORMATION

In January 2006, 9,500 shares of the Company’s common stock were issued for legal services to an unrelated party for services rendered.

In April 2006, 120,000 shares of the Company’s common stock were issued for public relations services to be performed during the following twelve months. Expense of approximately $47,000 was recognized.

In August 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors. As part of his separation agreement, he received $90,000 in the Company’s common stock or 538,462 shares. The expense was recognized in 2006.

During 2005, the Company issued 196,667 warrants as consideration for the extension of the maturity date of an unsecured, subordinated promissory note.

NOTE Q – SUBSEQUENT EVENTS

In March 2008 the Company negotiated an extension of the credit facility with a commercial lender for the Revolving Line of Credit to April 30, 2009.

In March 2008 the Company negotiated an extension of the maturity date of the subordinated promissory note to October 22, 2009. In addition, the Company received an adjustment to certain of the financial covenants.

NOTE R – QUARTERLY RESULTS (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2007 and 2006. The following information reflects all normal, recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited results were as follows:

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

NOTE R – QUARTERLY RESULTS (unaudited) (continued)

	December 31, 2007
	March 31	June 30	September 30	December 31

Revenue	$13,888,165	$13,098,668	$8,440,694	$8,381,756
Cost of Goods	10,651,903	10,004,437	6,780,704	5,844,485
Selling, general & administrative expense	2,474,567	2,516,170	2,254,750	2,151,901
Goodwill impairment	-	-	-	12,000,000
Total expenses	13,126,470	12,520,607	9,035,454	19,996,386
Operating income (loss)	761,695	578,061	(594,760)	(11,614,630)
Other income (expense)	(316,530)	(345,217)	(340,253)	(334,953)
Net Income (Loss) Before Income Taxes	445,165	232,844	(935,013)	(11,949,583)
Provision for Income Taxes	-	-
Net Income (Loss)	$445,165	$232,844	$(935,013)	$(11,949,583)
Per share income
Basic	$0.01	$0.01	$(0.03)	$(0.34)
Diluted	$0.01	$0.01	$(0.03)	$(0.34)
Shares used
Basic	34,923,359	34,923,359	34,923,359	34,923,359
Diluted	35,328,359	35,328,359	34,923,359	34,923,359

	December 31, 2006
	March 31	June 30	September 30	December 31
Revenue	$11,092,862	$12,908,402	$13,528,194	$14,946,925
Cost of Goods	9,521,434	9,552,781	10,459,009	$12,742,563
Selling, general & administrative expense	2,554,975	2,632,337	2,650,193	$3,185,840
Total expenses	12,076,409	12,185,118	13,109,202	15,928,403
Operating income (loss)	(983,547)	723,284	418,992	(981,478)
Other income (expense)	(341,568)	(376,244)	(411,664)	$(371,988)
Net Income (Loss) Before Income Taxes	(1,325,115)	347,040	7,328	(1,353,466)
Provision for Income Taxes	-	-
Net Income (Loss)	$(1,325,115)	$347,040	$7,328	$(1,353,466)
Per share income
Basic	$(0.04)	$0.01	$0.00	$(0.04)
Diluted	$(0.04)	$0.01	$0.00	$(0.04)
Shares used
Basic	34,666,730	34,766,161	34,924,513	35,286,479
Diluted	34,666,730	35,324,827	35,483,179	35,286,479