Form 10-Q
period 2008-03-31
BRANDPARTNERS GROUP INC
filed 2008-05-15
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

The number of shares of common stock outstanding on May 12, 2008 was 39,173,359.

BRANDPARTNERS GROUP, INC.

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	December 31, 2007
	(unaudited)

Cash	$416,386	$184,504
Accounts receivable,net of allowance for doubtful accounts of $140,090 and $193,955
	5,825,284	4,967,674
Costs and estimated earnings in excess of billings	904,821	1,271,043
Inventories, net	739,579	758,944
Prepaid expenses and other current assets	198,588	319,052
Total current assets	8,084,658	7,501,217

Property and equipment, net	858,353	933,430
Goodwill, net	12,271,969	12,271,969
Deferred financing costs	19,366	38,565
Other assets	281,532	281,532

Total assets	$21,515,878	$21,026,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,328,545	$3,582,895
Billings in excess of cost and estimated earnings	3,517,663	4,426,664
Short term debt	2,744,536	1,688,325
Total current liabilities	9,590,744	9,697,884

Long term debt, net of current maturities	6,465,631	6,403,731

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares authorized; none outstanding.	-	-

Common stock, $.01 par value; 100,000,000 shares authorized; issued and outstanding 39,173,359 and 34,923,359	391,734	349,234

Additional paid in capital	45,091,135	45,133,635
Accumulated deficit	(39,758,283)	(40,294,603)
Other comprehensive income
Foreign currency adjustment	47,417	49,332
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	5,459,503	4,925,098

Total liabilities and stockholders' equity	$21,515,878	$21,026,713

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	3 Months Ended	3 Months Ended
	March 31	March 31
	2008	2007
	(unaudited)	(unaudited)

Revenues	$9,247,317	$13,888,165

Costs and expenses
Cost of revenues	6,476,887	10,651,903
Selling, general and administrative	1,935,037	2,474,567

Total expenses	8,411,924	13,126,470

Operating income	835,393	761,695

Other (expense)
Interest expense, net	(299,073)	(316,530)
NET INCOME	$536,320	$445,165

Basic and diluted earnings per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted - average shares outstanding
Basic	37,351,930	34,923,359
Diluted	37,675,930	35,328,359

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows (used in) operating activities
Net income	$536,320	$445,165

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	125,424	166,450
Provision for doubtful accounts	(32,083)	(417)
Allowance for obsolete inventory	55,839	22,578

Changes in operating assets and liabilities

Accounts receivable	(825,527)	48,827
Costs and estimated earnings in excess of billings	366,222	(684,134)
Inventories	(36,474)	(314,991)
Prepaid expenses and other assets	120,463	83,460
Accounts payable and accrued expenses	(254,350)	(2,219,343)
Billings in excess of costs and estimated earnings	(909,001)	(446,611)

Net cash (used in) operating activities	(853,167)	(2,899,016)

Cash flows (used in) investing activities
Acquisition of equipment	(31,147)	(89,659)

Cash flows from financing activities
Net borrowings on short term debt	1,225,052	2,809,492
Proceeds from long term debt	64,241	61,035
Payments on long term debt	(171,182)	(172,046)

Net cash provided by financing activities	1,118,111	2,698,481

NET INCREASE (DECREASE) IN CASH	233,797	(290,194)
Effect of exchange rates on cash and equivalents	(1,915)	11

Cash, beginning of periods	184,504	504,684

Cash, end of periods	$416,386	$214,501

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$218,260	$203,371
Cash paid during the period for income taxes	$64,494	$33,784
The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2007 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the entire year.

BrandPartners operates through its wholly-owned subsidiaries:

BrandPartners Retail, Inc.	“Brand Retail”
Building Partners, Inc.	“Build Partners”
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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in its Form 10-K for December 31, 2007.

NOTE B - INVENTORIES, NET

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at:

	March 31, 2008	December 31, 2007
	(unaudited)

Finished goods	$543,493	$482,674
Raw materials	257,150	266,890
Work in process	5,673	20,278
	$806,316	$769,842
Less - Reserves	(66,737)	(10,898)
Total Net Inventories	$739,579	$758,944

NOTE C - GOODWILL AND DEFERRED FINANCING COSTS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We evaluate the recoverability and measure the potential impairment of goodwill under the Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that the Company analyze goodwill for impairment on at least an annual basis. In assessing the recoverability of our goodwill, management must make certain assumptions regarding estimated future cash flows and other factors to determine its fair value. If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. For the three months ended March 31, 2008 and 2007, no impairments were present and no indications of impairment were identified.

Deferred financing costs are being amortized on a straight-line basis over three to seven years, which represents the life of the related debt.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENT

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
.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE E - SHORT TERM DEBT

	March 31, 2008	December 31, 2007
	(unaudited)

Current portion long term debt (1)	$111,111	$277,778
Revolving credit facility (1)	2,597,874	$1,364,722
Capital lease, current portion	$19,351	$21,525
Put warrant (2)	$16,200	$24,300

Total Short Term Debt	$2,744,536	$1,688,325

(1) On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender. The Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. At March 31, 2008 the Company was in compliance with the covenants and ratios. The Facility expires on April 30, 2009, pursuant to an extension negotiated on March 19, 2008. On March 31, 2008, the LIBOR rate was 3.086%, and the adjusted interest rate was 5.84% for the term loan and 6.12% for the revolving line of credit. At March 31, 2008, approximately $2.1 million was available under the line of credit. On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On November 12, 2007 the Company received a waiver and adjustment of certain financial covenants from its commercial lender and its subordinated promissory note holder.

(2) The put warrant is related to the subordinated promissory note in the principal amount of
$5,000,000, which is discussed further in Note F (2).

NOTE F - LONG TERM DEBT

Long-Term Debt consists of the following:

	March 31, 2008	December 31, 2007
	(unaudited)

Note payable (1)	$111,111	$277,778
Capital lease (2)	67,248	$71,763
Note payable (3)	5,000,000	5,000,000
Interest payable (3)	1,417,734	1,353,493
	6,596,093	6,703,034
Less current maturities (1)	(111,111)	(277,778)
Less capital lease current portion (2)	(19,351)	(21,525)
Total Long Term Debt	$6,465,631	$6,403,731

(1)	See Note E.

(2)
The Company leases the telephone system for its main location and other equipment under capital leases commenced in 2006. The leases expire in 2009 and 2011. The economic substance of the leases is that the Company is financing the acquisition of certain assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. The lease agreements contain a bargain purchase option at the end of the lease term. For a complete listing see the Company’s Form 10-K as of December 31, 2007.

(3)	A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”). The Note matures on October 22, 2009, at which time the principal and all PIK amounts are due. Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of March 31, 2008.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the “put warrant” has been recorded. Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and been charged to selling, general and administrative expenses. As of March 31, 2008, the liability of the put warrant has been disclosed under Short Term Debt (Note E).

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

In March 2008 the Company negotiated an extension of the maturity date of the Note to October 22, 2009. In addition certain of the financial covenants were revised.

At March 31, 2008 and December 31, 2007, the Company had a liability of $16,200 and $24,300 related to the “put warrants,” respectively, included as part of short-term debt within the consolidated balance sheet.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE G - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description

Assets - Other assets	$250,000			$250,000

Total Assets	$250,000	$-	$-	$250,000

Liabilities - Put warrant (See Note F)	$16,200	$16,200

Total Liabilities	$16,200	$16,200	$-	$-

NOTE H - SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2008, one customer accounted for approximately 38% of the Company’s revenue. Accounts receivable for this customer as of March 31, 2008 were $2.6 million. For the three months ended March 31, 2007, two customers accounted for approximately 23% and 16% of the Company’s revenue respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE I - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

NONE

NOTE J - COMMITMENTS AND CONTINGENCIES

As of March 31, 2008, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $9 million.

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

NOTE K - STOCK BASED COMPENSATION

The Company did not grant any stock options for the quarter ending March 31, 2008 nor did any options vest.

For the periods ended March 31, 2008 and 2007 there were no share-based compensation recognized in the consolidated statement of operations.

NOTE L - INCOME TAXES

At March 31, 2008, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal income tax expense.

The Company has NOL’s of approximately $8.3 million available to offset future taxable income. These NOL’s expire at various dates through 2027. At December 31, 2007, the Company had deferred tax assets of approximately $7.1 million. The deferred tax assets consist primarily of net operating loss carry-forwards and previously accrued reserves. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

There may be state tax expense in certain states where the tax statutes do not recognize or do limit the use of NOL’s.

NOTE M - SUBSEQUENT EVENTS

NONE

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had a working capital deficit of approximately $(1.5 million), stockholders’ equity of approximately $5.5 million, and a current ratio of approximately .84 to 1. At December 31, 2007, the Company had working capital deficit of approximately $(2.2 million), stockholders’ equity of approximately $4.9 million and a working capital ratio of approximately .77 to 1. This change in working capital arises primarily from the increase in accounts receivable partially offset by a decrease in costs and estimated earnings in excess of billings.

As of March 31, 2008, the Company had cash of approximately $416,000. As of December 31, 2007, the Company had cash of approximately $185,000.

For the three months ended March 31, 2008, the net cash used in operating activities of approximately ($0.9 million) noted in the Statements of Cash Flows resulted primarily from an increase in accounts receivable ($0.8 million) and a decrease in billings in excess of costs and estimated earnings ($0.9 million) partially offset by net income before non-cash expenses ($0.7 million).

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

The accompanying consolidated balance sheets include the following captions at:

	March 31,	December 31,
	2008	2007	Difference
	(unaudited)
Cost in excess of billings	$904,821	$1,271,043	$(366,222)
Billings in excess of costs	(3,517,663)	(4,426,664)	909,001

Totals	$(2,612,842)	$(3,155,621)	$542,779

We used cash flows to principally fund the acquisition of property and equipment amounting to approximately $31,000 during the three months ended March 31, 2008.

Our cash flows from financing activities were principally provided from additional net short-term borrowings of $1,225,000 and additional long-term borrowings of $64,000, partially offset by payments on long-term debt of $171,000.

INDEBTEDNESS

BRANDPARTNERS FACILITY

BrandPartners negotiated a credit facility (the “Facility”) with a commercial lender effective May 5, 2005. The Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. The Facility expires on April 30, 2009, pursuant to an extension negotiated on March 19, 2008. On March 31, 2008, the LIBOR rate was 3.086%, and the adjusted interest rate was 5.84% for the term loan and 6.12% for the revolving line of credit. At March 31, 2008, approximately $2.1 million was available under the line of credit. On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

THE BRAND RETAIL SUBORDINATED NOTE PAYABLE

A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”). The Note matures on October 22, 2009, at which time the principal and all PIK amounts are due. Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of March 31, 2008.

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

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the “put warrant” has been recorded. Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and been charged to selling, general and administrative expenses.

If the Company is unable to pay the Put Warrant repurchase price, the Put Note can be issued to the holder of the warrants. That Put Note would have the following characteristics:

(a)	Interest rate of 18% per annum
(b)	Due and payable on October 22, 2009
(c)	No financial covenants

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

At March 31, 2008 and December 31, 2007, the Company had a liability of $16,200 and $24,300 related to the “put warrants,” respectively.

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

COMMITMENTS AND CONTINGENCIES

As of March 31, 2008, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $9 million.

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

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUES: Revenues are recognized as products and services are delivered. If the Company is managing the project for its customers, these services and their related products are accounted for using the percentage of completion method.

Revenues for the first three months of 2008 compared to the first three months of 2007 decreased by 33%, or approximately $4.6 million. The decrease was due to various projects that were anticipated to close with prospective clients in the community banking market were either put on hold or lost.

COST OF REVENUES: Cost of revenues decreased 39% or approximately $4.2 million primarily due to lower revenues in the first three months of 2008 versus the same 2007 period. In addition, due to the change in our product and services mix, our cost of revenues as a percentage of revenue was 70% for the first quarter 2008 as compared to 77% for the first quarter 2007.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses (SG&A) amounted to approximately $1.9 million in the first three months of 2008 versus $2.5 million for the same period in 2007, a decrease of approximately $0.5 million or 22%. The reduced SG&A expense was principally due to the implementation in 2007 by management of a cost savings initiative program. This program resulted in reduced costs including compensation (approximately $271,000), professional fees (approximately $92,000) and other general overhead costs.

OPERATING INCOME: Operating income for the first three months of 2008 in the amount of $0.8 million increased approximately $74,000 or 10% due to the factors noted above.

INTEREST EXPENSE, NET: Interest expense, net for the three months ended March 31, 2008 was relatively unchanged versus the same period in 2007.

NET INCOME: Net income for the first quarter 2008 of approximately $536,000 compares to net income of $445,000 for the first quarter 2007, an increase of $91,000 or approximately 21%.

HOLDING COMPANY AND OPERATING SUBSIDIARIES

We conduct our business through our wholly owned subsidiaries (Brand Retail and Build Partners). We have relied and continue to rely on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital, and meet our operating requirements. Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our present subsidiaries and any other operating subsidiaries we may subsequently acquire. If we were unable to receive cash funds from any of our operating subsidiaries, our operations and financial condition would be materially and adversely affected.

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

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition or liquidity, see the risk factors discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of BrandPartners’ most recent Annual Report on Form 10-K.  See also “Forward-Looking Statements,” included in Item 2 of this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors previously disclosed in CSX’s most recent Annual Report on Form 10-K.

ITEM 3. QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK

Our Term Loan and Revolving Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and a portion of the Revolving Credit Facility accrue interest at LIBOR plus an applicable margin. The balance of the Facility accrues interest at the Wall Street Journal’s published prime rate. For a description of the terms of the Term Loan and Revolving Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” above.

The table below provides information on our market sensitive financial instruments as of March 31, 2008.

	Principal Balance	Interest Rate at March 31, 2008

Term Loan	$111,111	5.84%
Revolving Credit Facility	$2,597,874	6.12%

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure and Internal Controls

The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)

Limitations on the Effectiveness of Controls

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

NONE

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