Form 10-Q
period 2008-06-30
BRANDPARTNERS GROUP INC
filed 2008-08-12
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the Company’s common stock outstanding as of August 12, 2008 was 39,573,359.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I	Financial Statements

	Item 1 Financial Statements

	Consolidated Balance Sheets
	June 30, 2008 (unaudited) and December 31, 2007	3

	Consolidated Statements of Operations (unaudited) for the
	Six and Three Months Ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows (unaudited) for the
	Six Months Ended June 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements (unaudited)	6

	Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3 Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4T Controls and Procedures	20

Part II	Other Information

	Item 1A Risk Factors	20

Item 5	Other Information	21

Item 6	Exhibits	21

	Signatures	22

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007
ASSETS	(unaudited)

Cash	$76,526	$184,504
Accounts receivable, net of allowance for
doubtful accounts of $96,289 and $193,955	4,431,241	4,967,674
Costs and estimated earnings in excess of billings	1,218,234	1,271,043
Inventories, net	702,109	758,944
Prepaid expenses and other current assets	237,594	319,052
Total current assets	6,665,704	7,501,217

Property and equipment, net	792,643	933,430
Goodwill, net	12,271,969	12,271,969
Deferred financing costs	5,714	38,565
Other assets	281,532	281,532

Total assets	$20,017,562	$21,026,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,807,584	$3,582,895
Billings in excess of cost and estimated earnings	2,563,458	4,426,664
Short term debt	1,339,479	1,688,325
Total current liabilities	7,710,521	9,697,884

Long term debt, net of current maturities	6,525,343	6,403,731

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 39,673,359
and 34,923,359	396,734	349,234
Additional paid in capital	45,128,912	45,133,635
Accumulated deficit	(39,478,865)	(40,294,603)
Other comprehensive income
Foreign currency adjustment	47,417	49,332
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	5,781,698	4,925,098

Total liabilities and stockholders' equity	$20,017,562	$21,026,713

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$17,978,144	$26,986,833	$8,730,827	$13,098,668

Costs and expenses
Cost of revenues	12,549,461	20,656,340	6,072,574	10,004,437
Selling, general and administrative	4,027,068	4,990,737	2,092,031	2,516,170

Total expenses	16,576,529	25,647,077	8,164,605	12,520,607

Operating income	1,401,615	1,339,756	566,222	578,061

Other (expense)
Interest expense, net	(585,877)	(661,747)	(286,804)	(345,217)
NET INCOME	$815,738	$678,009	$279,418	$232,844

Basic and diluted earnings per share
Basic	$0.02	$0.02	$0.01	$0.01
Diluted	$0.02	$0.02	$0.01	$0.01

Weighted - average shares outstanding
Basic	38,236,821	34,823,359	39,221,711	34,823,359
Diluted	38,574,321	35,228,359	39,559,211	35,228,359

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows (used in) operating activities
Net income	$815,738	$678,009

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	266,090	335,094
Provision for doubtful accounts	(84,097)	17,269
Allowance for obsolete inventory	104,321	35,321
Non-cash compensation	42,777	-
Loss on disposal of assets	1,750	-

Changes in operating assets and liabilities

Accounts receivable	620,530	(824,509)
Costs and estimated earnings in excess of billings	52,809	(136,859)
Inventories	(47,486)	(20,196)
Prepaid expenses and other assets	81,458	(52,565)
Accounts payable and accrued expenses	224,689	(1,424,726)
Billings in excess of costs and estimated earnings	(1,863,206)	(1,643,354)

Net cash provided by (used in) operating activities	215,373	(3,036,516)

Cash flows (used in) investing activities
Acquisition of equipment	(94,202)	(122,259)

Cash flows provided by (used in) financing activities
Net borrowings on short term debt	(69,448)	3,012,531
Proceeds from long term debt	129,131	123,338
Payments on long term debt	(286,917)	(344,096)

Net cash provided by (used in) financing activities	(227,234)	2,791,773

NET (DECREASE) IN CASH	(106,063)	(367,002)
Effect of exchange rates on cash and equivalents	(1,915)	183

Cash, beginning of periods	184,504	504,684

Cash, end of periods	$76,526	$137,865

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$448,904	$495,750
Cash paid during the period for income taxes	$94,368	$-

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2007 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results expected for the entire year.

BrandPartners operates through its wholly-owned subsidiaries:

BrandPartners Retail, Inc.     “Brand Retail”
Building Partners, Inc.           “Build Partners”

BRAND RETAIL
Brand Retail was formerly known as Willey Brothers, Inc. On January 16, 2001, the Company acquired the stock of Brand Retail for a combination of cash, common stock of the Company, options to purchase the Company’s stock, and notes payable. The total purchase price was approximately $33.1 million.

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

NOTE B - INVENTORIES, NET

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at:

	June 30, 2008	December 31, 2007
	(unaudited)

Finished goods	$479,072	$482,674
Raw materials	283,695	266,890
Work in process	39,634	20,278
	$802,401	$769,842
Less - Reserves	(100,292)	(10,898)
Total Net Inventories	$702,109	$758,944

NOTE C - GOODWILL AND DEFERRED FINANCING COSTS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We evaluate the recoverability and measure the potential impairment of goodwill under the Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that the Company analyze goodwill for impairment on at least an annual basis. In assessing the recoverability of our goodwill, management must make certain assumptions regarding estimated future cash flows and other factors to determine its fair value. If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. For the six months ended June 30, 2008 and 2007, no impairments were present and no indications of impairment were identified.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE E - SHORT TERM DEBT

	June 30, 2008	December 31, 2007
	(unaudited)

Current portion long term debt (1)	$-	$277,778
Revolving credit facility (1)	1,299,324	$1,364,722
Capital lease, current portion	19,905	$21,525
Put warrant (2)	20,250	$24,300

Total Short Term Debt	$1,339,479	$1,688,325

(1) On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender. The Facility provides for the following:

•	$2,000,000 Term Loan, which required 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. At June 30, 2008 the Company was in compliance with the covenants and ratios. The Facility expires on April 30, 2009, pursuant to an extension effective March 19, 2008. On June 30, 2008, the LIBOR rate was 2.21%, and the adjusted interest rate was 5.46% for the revolving line of credit. At June 30, 2008, approximately $2.3 million was available under the line of credit. On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

(2) The put warrant is related to the subordinated promissory note in the principal amount of $5,000,000, which is discussed further in Note F (3).

NOTE F - LONG TERM DEBT

Long-Term Debt consists of the following:

	June 30, 2008	December 31, 2007
	(unaudited)

Note payable (1)	$-	$277,778
Capital lease (2)	62,624	71,763
Note payable (3)	5,000,000	5,000,000
Interest payable (3)	1,482,624	1,353,493
	6,545,248	6,703,034
Less current maturities (1)	-	(277,778)
Less capital lease current portion (2)	(19,905)	(21,525)
Total Long Term Debt	$6,525,343	$6,403,731

(1)	See Note E.

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

(3)
A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”). The Note matures on October 22, 2009, at which time the principal and all PIK amounts are due. Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of June 30, 2008.

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

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the “put warrant” has been recorded. Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and been charged to selling, general and administrative expenses. As of June 30, 2008, the liability of the put warrant has been disclosed under Short Term Debt (Note E).

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

In March 2008 the Company negotiated an extension of the maturity date of the Note to October 22, 2009. In addition, certain of the financial covenants were amended.

At June 30, 2008 and December 31, 2007, the Company had a liability of $20,250 and $24,300 related to the “put warrants,” respectively, included as part of short-term debt within the consolidated balance sheet.

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

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities - Put warrant (See Note F)	$20,250	$20,250

Total Liabilities	$20,250	$20,250	$-	$-

NOTE H - SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2008, one customer accounted for approximately 26% of the Company’s revenue. For the three months ended June 30, 2008, two customers accounted for approximately 17% and 13% of the Company’s revenue, respectively. Accounts receivable for these customers as of June 30, 2008 were $1.8 million. For the six months ended June 30, 2007, one customer accounted for approximately 20% of the Company’s revenue. For the three months ended June 30, 2007, one customer accounted for approximately 20% of the Company’s revenue.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE I - SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

NONE

NOTE J - COMMITMENTS AND CONTINGENCIES

As of June 30, 2008, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $11.7 million.

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

NOTE K - STOCK BASED COMPENSATION

The Company did not grant any stock options for the six and three months ending June 30, 2008 nor did any options vest.

In February and June 2008, the Company awarded 4,250,000 and 500,000, respectively, shares of restricted stock to key officers, employees and directors in accordance with the Company’s 2004 Stock Incentive Plan. Compensation expense for the number of shares issued is recognized over the two-year vesting period. For the six and three month periods ended June 30, 2008 this expense totaled approximately $43,000. For the six and three month periods ended June 30, 2007 there were no share-based compensation recognized in the consolidated statement of operations.

NOTE L - INCOME TAXES

At June 30, 2008, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal income tax expense.

The Company has NOL’s of approximately $9.0 million available to offset future taxable income. These NOL’s expire at various dates through 2027. At December 31, 2007, the Company had deferred tax assets of approximately $9.7 million. The deferred tax assets consist primarily of net operating loss carry-forwards and previously accrued reserves. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount. Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

There may be state tax expense in certain states where the tax statutes do not recognize or do limit the use of NOL’s.

NOTE M - SUBSEQUENT EVENTS

NONE

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had a working capital deficit of approximately $(1.0 million), stockholders’ equity of approximately $5.8 million, and a current ratio of approximately .86 to 1. At December 31, 2007, the Company had working capital deficit of approximately $(2.2 million), stockholders’ equity of approximately $4.9 million, and a current ratio of approximately .77 to 1. This change in working capital arises primarily from net income and a decrease in billings in excess of costs and estimated earnings.

As of June 30, 2008, the Company had cash of approximately $77,000. As of December 31, 2007, the Company had cash of approximately $185,000.

For the six months ended June 30, 2008, the net cash provided by operating activities of approximately ($0.2 million) noted in the Statements of Cash Flows resulted primarily from net income before non-cash expenses ($1.1 million) and a decrease in accounts receivable ($0.6 million) offset by a decrease in billings in excess of costs and estimated earnings ($1.9 million).

Due to the nature of the project accounting used for large contracts, all vendor and labor costs are not entered on the balance sheet until the associated revenue is recognized. Upon revenue recognition, the associated expenses and profit are transferred to the statement of operations. The Cost in Excess of Billings account reflects the costs which have been incurred by the Company with resultant revenue recognition in completing a contractual obligation, which according to the terms of the contract, cannot be invoiced as of the end of the fiscal period and is therefore an asset since those charges will be invoiced in the future. Its companion account, Billings in Excess of Cost, reflects the balance of those invoices to clients for which work to the level of the billing deposits has not yet occurred. Thus, a liability exists on the balance sheet for the obligation on the part of the Company to perform work to the level of the deposits invoiced to the client. Due to the size of the contracts, these accounts can fluctuate considerably as of the end of the fiscal period and during the interim periods.

The accompanying consolidated balance sheets include the following captions at:

	June 30,	December 31,
	2008	2007	Difference
	(unaudited)
Cost in excess of billings	$1,218,234	$1,271,043	$(52,809)
Billings in excess of costs	(2,563,458)	(4,426,664)	1,863,206

Totals	$(1,345,224)	$(3,155,621)	$1,810,397

We used cash flows to principally fund the acquisition of property and equipment amounting to approximately $94,000 during the six months ended June 30, 2008.

Our cash flows used in financing activities were the result of payments on long-term debt of $287,000 and short-term debt of $69,000, partially offset by proceeds from long-term debt of $129,000.

INDEBTEDNESS

BRANDPARTNERS CREDIT FACILITY

BrandPartners negotiated a credit facility (the “Facility”) with a commercial lender effective May 5, 2005. The Facility provides for the following:

•	$2,000,000 Term Loan, which required 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. The Facility expires on April 30, 2009, pursuant to an extension effective March 19, 2008. On June 30, 2008, the LIBOR rate was 2.21%, and the adjusted interest rate was 5.46% for the revolving line of credit. At June 30, 2008, approximately $2.3 million was available under the line of credit. On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

THE BRAND RETAIL SUBORDINATED NOTE PAYABLE

A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”). The Note matures on October 22, 2009, at which time the principal and all PIK amounts are due. Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of June 30, 2008.

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

At June 30, 2008 and December 31, 2007, the Company had a liability of $20,250 and $24,300 related to the “put warrants,” respectively.

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

COMMITMENTS AND CONTINGENCIES

As of June 30, 2008, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $11.7 million.

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

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

REVENUES: Revenues are recognized as products and services are delivered. If the Company is managing the project for its customers, these services and their related products are accounted for using the percentage of completion method.

Revenues for the first six months of 2008 compared to the first six months of 2007 decreased by 33%, or approximately $9.0 million. The decrease was due to expected reductions in the community banking market and to various projects that were anticipated to close with prospective clients in the community banking market were either delayed or put on hold.

COST OF REVENUES: Cost of revenues decreased 39% or approximately $8.1 million primarily due to lower revenues in the first six months of 2008 versus the same 2007 period. In addition, due to the change in our product and services mix, our cost of revenues as a percentage of revenue was 70% for the first six months of 2008 as compared to 77% for the first six months of 2007.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses (SG&A) amounted to approximately $4.0 million in the first six months of 2008 versus $5.0 million for the same period in 2007, a decrease of approximately $1.0 million or 20%. The reduced SG&A expense was principally due to the implementation in 2007 by management of a cost savings initiative program. This program resulted in reduced costs including compensation (approximately $459,000), professional fees (approximately $71,000) and other general overhead costs.

OPERATING INCOME: Operating income for the first six months of 2008 in the amount of $1.4 million increased approximately $62,000 or 5% due to the factors noted above.

INTEREST EXPENSE, NET: Interest expense, net for the six months ended June 30, 2008 decreased by $76,000 or 11% versus the same period in 2007 due to improved cash flow.

NET INCOME: Net income for the first six months of 2008 of approximately $816,000 compares to net income of $678,000 for the first six months of 2007, an increase of $138,000 or approximately 20%.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REVENUES: Revenues for the second quarter of 2008 compared to the second quarter of 2007 decreased by 33%, or approximately $4.4 million. The decrease was due to various projects that were anticipated to close with prospective clients in the community banking market were either delayed or put on hold.

COST OF REVENUES: Cost of revenues decreased 39% or approximately $3.9 million primarily due to lower revenues in the second quarter of 2008 versus the same 2007 period. In addition, due to the change in our product and services mix, our cost of revenues as a percentage of revenue was 70% for the second quarter 2008 as compared to 76% for the second quarter 2007.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses (SG&A) amounted to approximately $2.1 million in the second quarter of 2008 versus $2.5 million for the same period in 2007, a decrease of approximately $0.4 million or 17%. The reduced SG&A expense was principally due to the implementation in 2007 by management of a cost savings initiative program. This program resulted in reduced costs including compensation (approximately $256,000) and other general overhead costs. Bad debt expenses were reduced (approximately $76,000) due to improved collection procedures.

OPERATING INCOME: Operating income for the second quarter of 2008 in the amount of $0.6 million decreased approximately $12,000 or 2% due to the factors noted above.

INTEREST EXPENSE, NET: Interest expense, net for the second quarter of 2008 decreased by $58,000 or 17% versus the same period in 2007 due to improved cash flow.

NET INCOME: Net income for the second quarter 2008 of approximately $279,000 compares to net income of $233,000 for the second quarter 2007, an increase of approximately $47,000 or 20%.

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

STOCK PRICE FLUCTUATIONS

The market price of our common stock may be affected by our operating results, changes in our business and management, changes in the industries in which we conduct our business, and general and market conditions. In addition, the stock markets commonly experience price and volume fluctuations. These fluctuations have affected stock prices of many companies without regard to their specific operating performance. The price of our common stock may fluctuate significantly in the future.

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

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition or liquidity, see the risk factors discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of BrandPartners’ most recent Annual Report on Form 10-K.  See also “Forward-Looking Statements,” included in Item 2 of this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors previously disclosed in BrandPartner’s most recent Annual Report on Form 10-K.

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

The table below provides information on our market sensitive financial instruments as of June 30, 2008.

	Principal Balance	Interest Rate at June 30, 2008

Term Loan	$-	-
Revolving Credit Facility	$1,299,324	5.46%

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure and Internal Controls

The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

BRANDPARTNERS GROUP, INC.

Dated: August 15, 2008	By:	/S/ James F. Brooks
James F. Brooks
Chief Executive Officer and President

Dated: August 15, 2008	By:	/S/ Patrick H. Peyton
Patrick H. Peyton
Chief Financial Officer