Form 10-Q
period 2008-09-30
BRANDPARTNERS GROUP INC
filed 2008-11-14
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the Company’s common stock outstanding as of November 12, 2008 was 39,573,359.

BRANDPARTNERS GROUP, INC.

Part I Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008	December 31, 2007
	(unaudited)

Cash	$269,254	$184,504
Accounts receivable, net of allowance for doubtful accounts of $82,148 and $193,955	5,497,229	4,967,674
Costs and estimated earnings in excess of billings	1,303,741	1,271,043
Inventories, net	565,705	758,944
Prepaid expenses and other current assets	214,330	319,052
Total current assets	7,850,259	7,501,217

Property and equipment, net	735,103	933,430
Goodwill, net	12,271,969	12,271,969
Deferred financing costs	-	38,565
Other assets	281,533	281,532

Total assets	$21,138,864	$21,026,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$4,019,525	$3,582,895
Billings in excess of cost and estimated earnings	3,067,353	4,426,664
Short term debt	1,886,328	1,688,325
Total current liabilities	8,973,206	9,697,884

Long term debt, net of current maturities	6,586,284	6,403,731

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; issued 39,673,359 and 34,923,359	396,734	349,234
Additional paid in capital	45,159,850	45,133,635
Accumulated deficit	(39,712,127)	(40,294,603)
Other comprehensive income Foreign currency adjustment	47,417	49,332
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	5,579,374	4,925,098

Total liabilities and stockholders' equity	$21,138,864	$21,026,713

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Revenues	$26,894,801	$35,427,525	$8,916,657	$8,440,694

Costs and expenses
Cost of revenues	19,412,166	27,437,048	6,862,705	6,780,704
Selling, general and administrative	6,009,455	7,245,484	1,982,387	2,254,750

Total expenses	25,421,621	34,682,532	8,845,092	9,035,454

Operating income (loss)	1,473,180	744,993	71,565	(594,760)

Other (expense)
Interest expense, net	(890,704)	(1,002,000)	(304,827)	(340,253)
NET INCOME (LOSS)	$582,476	$(257,007)	$(233,262)	$(935,013)

Basic and diluted earnings (loss) per share
Basic	$0.02	$(0.01)	$(0.01)	$(0.03)
Diluted	$0.01	$(0.01)	$(0.01)	$(0.03)

Weighted - average shares outstanding
Basic	38,685,585	34,823,359	39,573,359	34,823,359
Diluted	39,023,085	34,823,359	39,573,359	34,823,359

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	9 Months Ended	9 Months Ended
	September 30,	September 30,
	2008	2007

Cash flows provided by (used in) operating activities
Net income (loss)	$582,476	$(257,007)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	378,963	502,367
Provision for doubtful accounts	(96,224)	34,352
Allowance for obsolete inventory	142,166	43,172
Non-cash compensation	73,715	-
Loss on disposal of assets	1,750	34,434

Changes in operating assets and liabilities

Accounts receivable	(433,331)	435,610
Costs and estimated earnings in excess of billings	(32,698)	593,872
Inventories	51,073	27,380
Prepaid expenses and other assets	104,721	149,847
Accounts payable and accrued expenses	436,630	(4,567,643)
Billings in excess of costs and estimated earnings	(1,359,311)	(2,257,915)

Net cash (used in) operating activities	(150,070)	(5,261,531)

Cash flows (used in) investing activities
Acquisition of equipment	(143,821)	(161,108)

Cash flows provided by (used in) financing activities
Net borrowings on short term debt	476,831	5,205,408
Proceeds from long term debt	195,398	409,200
Payments on long term debt	(291,673)	(516,144)

Net cash provided by financing activities	380,556	5,098,464

NET INCREASE (DECREASE) IN CASH	86,665	(324,175)
Effect of exchange rates on cash and equivalents	(1,915)	365

Cash, beginning of periods	184,504	504,684

Cash, end of periods	$269,254	$180,874

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$677,792	$776,130
Cash paid during the period for income taxes	$115,949	$31,240

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2007 and filed with the SEC on Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows. The consolidated statements of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results expected for the entire year.

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

NOTE B – INVENTORIES, NET

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market. Inventories consist of the following at:

	September 30, 2008	December 31, 2007
	(unaudited)

Finished goods	$385,179	$482,674
Raw materials	232,447	266,890
Work in process	13,084	20,278
	$630,710	$769,842
Less - Reserves	(65,005)	(10,898)
Total Net Inventories	$565,705	$758,944

NOTE C – GOODWILL AND DEFERRED FINANCING COSTS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We evaluate the recoverability and measure the potential impairment of goodwill under the Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 requires that the Company analyze goodwill for impairment on at least an annual basis. In assessing the recoverability of our goodwill, management must make certain assumptions regarding estimated future cash flows and other factors to determine its fair value. If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. For the nine months ended September 30, 2008 and 2007, no impairments were present and no indications of impairment were identified.

Deferred financing costs are being amortized on a straight-line basis over three to seven years, which represents the life of the related debt.

NOTE D – RECENT ACCOUNTING PRONOUNCEMENT

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
.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE E – SHORT TERM DEBT

	September 30, 2008	December 31, 2007
	(unaudited)

Current portion long term debt (1)	$-	$277,778
Revolving credit facility (1)	1,845,603	$1,364,722
Capital lease, current portion	20,475	$21,525
Put warrant (2)	20,250	$24,300

Total Short Term Debt	$1,886,328	$1,688,325

(1) On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender. The Facility provides for the following:

•	$2,000,000 Term Loan, which required 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. At September 30, 2008 the Company was in compliance with the covenants and ratios. The Facility expires on April 30, 2009, pursuant to an extension effective March 19, 2008. On September 30, 2008, the LIBOR rate was 2.49%, and the adjusted interest rate was 5.49% for the revolving line of credit. At September 30, 2008, approximately $2.7 million was available under the line of credit. On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

On July 13, 2007, the Company’s commercial lender consented to the Company exceeding the revolving line of credit limit on a temporary basis. Effective October 3, 2007 the amount outstanding under the revolving line of credit was reduced and was within the limits provided by the March 28, 2007 amendment to the Company’s banking facility.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On November 12, 2007 the Company received a waiver and adjustment of certain financial covenants from its commercial lender and its subordinated promissory note holder.

(2) The put warrant is related to the subordinated promissory note in the principal amount of  $5,000,000, which is discussed further in Note F (3).

NOTE F – LONG TERM DEBT

Long-Term Debt consists of the following:

	September 30, 2008	December 31, 2007
	(unaudited)

Note payable (1)	$-	$277,778
Capital lease (2)	57,868	71,763
Note payable (3)	5,000,000	5,000,000
Interest payable (3)	1,548,891	1,353,493
	6,606,759	6,703,034
Less current maturities (1)	-	(277,778)
Less capital lease current portion (2)	(20,475)	(21,525)
Total Long Term Debt	$6,586,284	$6,403,731

(1)	See Note E.

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

(3)
A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”). The Note matures on October 22, 2009, at which time the principal and all PIK amounts are due. Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of September 30, 2008.

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

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods. A liability for the “put warrant” has been recorded. Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and been charged to selling, general and administrative expenses. As of September 30, 2008, the liability of the put warrant has been disclosed under Short Term Debt (Note E).

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

At September 30, 2008 and December 31, 2007, the Company had a liability of $20,250 and $24,300 related to the “put warrants,” respectively, included as part of short-term debt within the consolidated balance sheet.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE G – FAIR VALUE MEASUREMENTS

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Liabilities - Put warrant (See Note F)	$20,250	$20,250

Total Liabilities	$20,250	$20,250	$-	$-

NOTE H – SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2008, one customer accounted for approximately 19% of the Company’s revenue. Accounts receivable for this customer as of September 30, 2008 was $0.8 million. For the three months ended September 30, 2008, three customers accounted for approximately 15%, 12% and 11% of the Company’s revenue, respectively. Accounts receivable for these customers as of September 30, 2008 were $1.6 million. For the nine months ended September 30, 2007, one customer accounted for approximately 15% of the Company’s revenue. For the three months ended September 30, 2007, one customer accounted for approximately 13% and two customers each accounted for 12% of the Company’s revenue, respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE I – SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

NONE

NOTE J – COMMITMENTS AND CONTINGENCIES

As of September 30, 2008, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $14.4 million.

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

NOTE K – STOCK BASED COMPENSATION

The Company did not grant any stock options for the nine and three months ending September 30, 2008 nor did any options vest.

In February and June 2008, the Company awarded 4,250,000 and 500,000, respectively, shares of restricted stock to key officers, employees and directors in accordance with the Company’s 2004 Stock Incentive Plan. Compensation expense for the number of shares issued is recognized over the two-year vesting period. For the nine and three month periods ended September 30, 2008 this expense totaled approximately $74,000 and $31,000, respectively. For the nine and three month periods ended September 30, 2007 there were no share-based compensation recognized in the consolidated statement of operations.

NOTE L – INCOME TAXES

At September 30, 2008, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal income tax expense.

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

NOTE M – SUBSEQUENT EVENTS

NONE

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had a working capital deficit of approximately $(1.1 million), stockholders’ equity of approximately $5.6 million, and a current ratio of approximately .87 to 1. At December 31, 2007, the Company had working capital deficit of approximately $(2.2 million), stockholders’ equity of approximately $4.9 million, and a current ratio of approximately .77 to 1. This change in working capital arises primarily from net income and a decrease in billings in excess of costs and estimated earnings.

As of September 30, 2008, the Company had cash of approximately $269,000. As of December 31, 2007, the Company had cash of approximately $185,000.

For the nine months ended September 30, 2008, the net cash used in operating activities of approximately ($0.2 million) noted in the Statements of Cash Flows resulted primarily from net income before non-cash expenses ($1.1 million) offset by a decrease in billings in excess of costs and estimated earnings ($1.4 million).

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

The accompanying consolidated balance sheets include the following captions at:

	September 30,	December 31,
	2008	2007	Difference
	(unaudited)
Cost in excess of billings	$1,303,741	$1,271,043	$32,698
Billings in excess of costs	(3,067,353)	(4,426,664)	1,359,311

Totals	$(1,763,612)	$(3,155,621)	$1,392,009

We used cash flows to principally fund the acquisition of property and equipment amounting to approximately $144,000 during the nine months ended September 30, 2008.

Our cash flows provided by financing activities were the result of payments on long-term debt of $292,000 offset by net borrowings on short-term debt of $477,000 and proceeds from long-term debt of $195,000.

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

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios. The Facility expires on April 30, 2009, pursuant to an extension effective March 19, 2008. On September 30, 2008, the LIBOR rate was 2.49%, and the adjusted interest rate was 5.49% for the revolving line of credit. At September 30, 2008, approximately $2.7 million was available under the line of credit. On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

THE BRAND RETAIL SUBORDINATED NOTE PAYABLE

A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party. The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”). The Note matures on October 22, 2009, at which time the principal and all PIK amounts are due. Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of September 30, 2008.

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

At September 30, 2008 and December 31, 2007, the Company had a liability of $20,250 and $24,300 related to the “put warrants,” respectively.

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

COMMITMENTS AND CONTINGENCIES

As of September 30, 2008, booked orders, consisting of signed contracts not yet completed, for the Company totaled approximately $14.4 million.

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

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES: Revenues are recognized as products and services are delivered. If the Company is managing the project for its customers, these services and their related products are accounted for using the percentage of completion method.

Revenues for the first nine months of 2008 compared to the first nine months of 2007 decreased by 24%, or approximately $8.5 million. The decrease was due to expected reductions in the community banking market and to various projects that were anticipated to close with prospective clients in the community banking market were either delayed or put on hold.

COST OF REVENUES: Cost of revenues decreased 29% or approximately $8.0 million primarily due to lower revenues in the first nine months of 2008 versus the same 2007 period. In addition, due to the change in our product and services mix, our cost of revenues as a percentage of revenue was 72% for the first nine months of 2008 as compared to 79% for the first nine months of 2007.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses (SG&A) amounted to approximately $6.0 million in the first nine months of 2008 versus $7.2 million for the same period in 2007, a decrease of approximately $1.2 million or 17%. The reduced SG&A expense was principally due to the implementation in 2007 by management of a cost savings initiative program. This program resulted in reduced costs including compensation (approximately $669,000), professional fees (approximately $145,000) and other general overhead costs.

OPERATING INCOME: Operating income for the first nine months of 2008 in the amount of $1.5 million increased approximately $728,000 or 98% due to the factors noted above.

INTEREST EXPENSE, NET: Interest expense, net for the nine months ended September 30, 2008 decreased by $111,000 or 11% versus the same period in 2007 due to improved cash flow.

NET INCOME: Net income for the first nine months of 2008 of approximately $582,000 compares to a net loss of $257,000 for the first nine months of 2007, an increase of $839,000.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES: Revenues for the third quarter of 2008 compared to the third quarter of 2007 increased by 6%, or approximately $0.5 million. The increase was due to a higher level of design and post-design services being provided during the period.

COST OF REVENUES: Cost of revenues increased 1% or approximately $82,000 primarily due to increased revenues offset by the change in our product and services mix. Our cost of revenues as a percentage of revenue was 77% for the third quarter 2008 as compared to 80% for the third quarter 2007.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses (SG&A) amounted to approximately $2.0 million in the third quarter of 2008 versus $2.3 million for the same period in 2007, a decrease of approximately $0.3 million or 12%. The reduced SG&A expense was principally due to the implementation in 2007 by management of a cost savings initiative program. This program resulted in reduced costs including compensation (approximately $217,000) and other general overhead costs. Bad debt expenses were reduced (approximately $27,000) due to improved collection procedures.

OPERATING INCOME: Operating income for the third quarter of 2008 in the amount of $72,000 increased approximately $666,000 due to the factors noted above.

INTEREST EXPENSE, NET: Interest expense, net for the third quarter of 2008 decreased by $35,000 or 10% versus the same period in 2007 due to improved cash flow.

NET LOSS: Net loss for the third quarter 2008 of approximately $233,000 compares to a net loss of $935,000 for the third quarter 2007, an improvement of approximately $702,000.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect the Company’s current expectations concerning future results and events. The words “believes,” “anticipates,” “expects,” and similar expressions, which identify forward-looking statements, are subject to certain risks, uncertainties and factors, including those which are economic, competitive, and technological, that could cause actual results to differ materially from results forecasted or anticipated. Such factors include, among others:

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

ITEM 3. QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK

Our Term Loan and Revolving Credit Facility expose us to the risk of earnings or cash flow loss due to changes in market interest rates. The Term Loan and a portion of the Revolving Credit Facility accrue interest at LIBOR plus an applicable margin. The balance of the Facility accrues interest at the Wall Street Journal’s published prime rate. For a description of the terms of the Term Loan and Revolving Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above.

The table below provides information on our market sensitive financial instruments as of September 30, 2008.

	Principal Balance	Interest Rate at September 30, 2008

Revolving Credit Facility	$1,845,603	5.49%

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

BRANDPARTNERS GROUP, INC.

Dated: November 14, 2008

	By:	/S/ James F. Brooks
James F. Brooks
Chief Executive Officer and President

Dated: November 14, 2008

	By:	/S/ Patrick H. Peyton
Patrick H. Peyton
Chief Financial Officer