Form 10-Q/A
period 2008-06-30
BRANDPARTNERS GROUP INC
filed 2008-12-11
CIK 798600

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

The number of shares of common stock outstanding on August 12, 2008 was 39,573,359.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for BrandPartners Group, Inc. for the quarterly period ended June 30, 2008 is being filed pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, to revise previously filed certifications to the quarterly report of our principal executive officer and principal financial officer. This Amendment No. 1 does not change any previously reported financial results, update disclosures or reflect events occurring after the date of the filing of the Form 10-Q, or except for changes described above, modify disclosures in the previously filed Form 10-Q.

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