Form 10-Q/A
period 2008-06-30
BRANDPARTNERS GROUP INC
filed 2009-03-25
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A (No.3)

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

EXPLANATORY NOTE

This Amendment No. 3 to the Quarterly Reports on Form 10-Q, 10-Q/A (No.1) and (No.2) for BrandPartners Group, Inc. for the quarterly period ended June 30, 2008 is being filed pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, to revise previously filed certifications to the quarterly report of our principal executive officer and principal financial officer. This Amendment No. 3 does not change any previously reported financial results, update disclosures or reflect events occurring after the date of the filing of the Form 10-Q, or except for changes described above, modify disclosures in the previously filed Form 10-Q.

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

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of August 12, 2008. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of the unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company’s periodic reports on Form 10-K, Form 10-Q, and other filings with the Securities and Exchange Commission.

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

ITEM 5. OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer, President and Interim Accounting Officer Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 24, 2009

BRANDPARTNERS GROUP, INC.

By:	/S/ JAMES F. BROOKS
James F. Brooks
Chief Executive Officer, President and Interim Accounting Officer