Form 10-Q/A
period 2008-09-30
BRANDPARTNERS GROUP INC
filed 2009-03-25
CIK 798600

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

EXPLANATORY NOTE

This Amendment No. 3 to the Quarterly Report on Form 10-Q,10-Q/A (No.1) and (No.2) for BrandPartners Group, Inc. for the quarterly period ended September 30, 2008 is being filed pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, to revise previously filed certifications to the quarterly report of our principal executive officer and principal financial officer. This Amendment No. 3 does not change any previously reported financial results, update disclosures or reflect events occurring after the date of the filing of the Form 10-Q, or except for changes described above, modify disclosures in the previously filed Form 10-Q.

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

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of November 14, 2008. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of the unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company’s periodic reports on Form 10-K, Form 10-Q, and other filings with the Securities and Exchange Commission.

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