Form 10-K
period 2008-12-31
BRANDPARTNERS GROUP INC
filed 2009-03-31
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was $1,236,000.

As of March 27, 2009, there were issued and outstanding 38,823,359 shares of the registrant’s common stock.

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

PART I

Item 1.  Description of Business

BrandPartners Group, Inc. (“BrandPartners Group” or “BrandPartners”), was originally incorporated in 1984 under the name “Performance Services Group, Inc.” in the state of New York.  We changed our name to “Financial Performance Corporation” in 1986, and in 2001 we were reincorporated in the state of Delaware and changed our name to BrandPartners Group, Inc. to more accurately reflect the products and services we offer.  Today we operate through our wholly owned subsidiaries BrandPartners Retail, Inc. (“Brand Retail”), Grafico Incorporated (“Grafico”) and Building Partners, Inc. (“Build Partners”), to offer to our customers the next generation retail environments for financial service companies and retail organizations.

•	Brand Retail

Brand Retail(formerly known as Willey Brothers) is a provider of integrated products and services dedicated to providing clients with turn-key retail environment and design/build solutions and programs for financial and non-financial retailers.   Brand Retail has been providing products and services to the financial and non-financial services industry throughout the United States and Canada since 1983.

•	Grafico

Grafico provides similar services to those offered by Brand Retail with a focus on the non-standard market segment of the financial services industry.  Grafico business operations were minimal for the most recently completed fiscal year.

•	Building Partners

Build Partners provides general contracting services.

BrandPartners Products and Services

BrandPartners serves an evolving industry, helping retail networks transform uninspiring environments into dynamic customer experiences or continuously enhance more sophisticated spaces.  The company’s solutions are intended to help clients and their employees engage customers, cross-sell products and services, and communicate a consistent brand identity across a retail network.  Our integrated solutions are designed to maximize the efficiency of branch environments, enhance the customer and employee experience, and optimize retail network profitability.

.”  BrandPartners works with financial and other retail organizations to positively influence consumer buying behavior through brand translation, creative services, retail merchandising, retail digital networking, integrated design/build and space planning services, and strategic market intelligence.

BrandPartners’ offering of integrated branch environment and communications services, including architectural, product and creative merchandising, encompasses a large spectrum of retail solutions.  Architectural design services, including conceptual design, design development, construction, documentation, contract administration, and project management, have allowed BrandPartners to leverage its 25 years of experience working with financial retail networks to offer a comprehensive, turn-key design build approach that is unparalleled in the industry.

Working with our extensive network of vendors and a proprietary logistics and project management system, we are able to offer a comprehensive array of products and services including:

•	Brand Translations,

•	Branch Network Analysis and Branch Strategic Planning

•	Strategic market intelligence

•	Environmental design, construction, and project management services

•	Retail Communications Products and Services, including interior and exterior merchandising, digitalnetworks and content management, logistics, distribution, and inventory management

•	Point-of-sale communications, branch environment sales training and marketing programs

•	Space Planning and Contract Furniture Solutions

BrandPartners Business Platform

BrandPartners is a project-oriented company. We manage internal and external resources to service our clients’ needs. Internal resources are directed by individual program managers and are shared throughout the Company. Collaboration is the key in providing seamless and efficient service to our clients.

Because of BrandPartners’ position in the retail financial services marketplace, we are able to service the needs of clients ranging from the non-standard lending market, credit unions and community banks, regional banks and the largest financial institutions. Our sales force markets our products and services to targeted companies through trade shows, direct marketing, email marketing, industry publications, speaking engagements, and company-sponsored events. Our collaborative teams include brand strategists, architects, designers, account managers, project and program managers, purchasing managers, CAD analysts, construction professionals, and installers. Our project management skills ensure that the client’s vision becomes a physical reality. Our Information Technology (IT) department is capable of developing web sites to create on-line ordering as well as communicate daily with the client from the design and planning stages through the implementation of the project.

BrandPartners offers the following services independently or as a package, dependent upon the needs of the client and of the project:

•
Brand BluePrint.  Through interviews and discussions with the client and with market research, we work with the client to understand its history of retail development, current corporate culture, customer demographics, product strategy, overall image, and future brand objectives. The “Brand Blueprint” is a deliberate methodology for developing a successful brand identity and is crucial to maximizing brand equity.  It is a disciplined plan that creates, designs, and communicates the intended brand perception.

•
Network Analysis /.  We analyze the client’s current retail network.  This analysis covers on-site audits of locations for overall interior fitness, traffic flow, selling zones, fixture placements and design, point-of-sales messages and placements, and local demographic analysis.  Point-of-Sale Communications. We translate the client’s branding strategy into a well-coordinated written, verbal, and physical message, which is refined and promoted to the target market through in-store communication vehicles, including:

o	Point-of-sale communications
o	Digital merchandising
o	Marketing materials
o	Advertising campaigns

•
Site Analysis/Market Analysis.  Site selection is about weighing options and making the right choice to protect the significant investment in a new branch.  A comprehensive assessment of the potential of a proposed expansion or current operating area, focusing on market characteristics most important to success, is used to develop a three to five year program by identifying and prioritizing the most attractive growth markets.

•
Environmental Design.  BrandPartners’ industry award-winning, architectural design team creates a design template that translates the attributes of the “model branch” into a master store design.  Retail locations are designed to support the brand, maximize the impact of point-of-sale communications, and communicate with the customer through the appropriate brand experience.

•
Project Management.  We manage the implementation process, including designing, sourcing, and installing allcomponents of the branch,.  In a design/.build project, we either act as the general contractor and hire and manager the subcontractors, or we are responsible for hiring the general contractor and ensuringthat the project is finished on time and on budget.

•
Space Planning and Contract Furniture.  We supplement our projects with sophisticated space planning and office furniture systems and case goods, which are often integrated in innovative ways into our design/build programs.

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

Backlog

The backlog consists of signed orders to be delivered in future periods and does not include any revenue recognized in the current fiscal year.  For the years ended December 31, 2008, 2007 and 2006, the backlog was approximately $21 million, $11 million and $19 million, respectively.

Significant Customers

As BrandPartners is a contract/project driven company, those clients designated as “significant” (greater than 10% of consolidated revenues) varies from period to period.  For the year ended December 31, 2008, one customer accounted for 18% of our revenues.  For the year ended December 31, 2007, one customer accounted for 16% of our revenues.  For the year ended December 31, 2006, one customer accounted for 10% of our revenues.

Employees

As of March 23, 2009, we have 115 full-time employees and 2 part time employees.  Our employees are not represented by a union or collective bargaining unit.  We believe our relations with our employees are good.

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

Where to Get More Information

Our corporate website address is http://www.bptr.com.  Information contained on the website is not incorporated into this document.  We file annual, quarterly, and special reports; proxy statements and other information with the Securities and Exchange Commission (“SEC”).  These reports are available on our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Cautionary Note Regarding Forward-Looking Statements

This report includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections.  These statements, which involve risks and uncertainties, relate to matters such as sales growth, price changes, earnings, performance, strategic direction, the demand for our products and services as well as competition, financial viability of the financial services industry, and our ability to maintain a credit facility.  We have used words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “thinks,” “estimates,” “seeks,” “predicts,” “could,” “projects,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements.  These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.  These risks and other factors include those listed in this Item 1A.  “Risk Factors,” and elsewhere in this report.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference.  New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us.  There may also be other factors that we cannot anticipate or that are not described in this report that could cause results to differ materially from our expectations.  Forward-looking statements speak only as of the date they are made and we assume no obligation to update them after the date of this report as a result of new information, future events or subsequent developments, except as required by the federal securities law.

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

We derive a large portion of our revenues from the financial services industry, which has experienced viability issues among certain institutions as well as consolidated in recent years, and if it continues to experience these issues, we may be adversely affected by a reduction in available market share.

The financial services industry, which we serve, has experienced significant viability issues among certain institutions as well as, a number of mergers and acquisitions in recent years.  While we may experience a short-term gain in the demand for our products and services as a result of mergers and consolidations, long term, we may lose existing clients due to financial constraints by way of the merger activity as a result of a reduction in available market share, which could adversely affect our revenues.

The profitability of our engagements with clients may not meet our expectations.

There are a number of variables, some of which are beyond our control, that go into determining the profitability of a particular project we undertake.  Unexpected costs from suppliers or delays encountered in our projects could make our outsourcing contracts or consulting engagements less profitable than anticipated.  When making proposals for outsourcing or consulting contracts, we estimate the costs associated with such engagements.  Any increased or unexpected costs of unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin.  In the event we are unable to meet completion schedules, we may experience payment penalties with our clients reducing the profitability of an engagement.

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

An increase in borrowing costs or retraction in the economy may have an adverse impact on our core business.

In the event of any increase in the prime and federal funds lending rates, or a general economic downturn, our clients may postpone or eliminate new projects, as well as related consulting services, which could have an adverse effect on our resources and profit.

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

We have incurred losses in a majority of our fiscal years since our inception.  This past fiscal year, we had a loss of approximately $2,279,000, prompted primarily by an impairment charge to Goodwill of $2,000,000.  Depending upon business cycles and other factors beyond our control, we may experience losses in the future, or in the event of a quarterly profit, profits may not be sustainable.

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

We are party to a commercial loan agreement with a lender through which we have a revolving line of credit of up to $5,000,000.  All of the assets of our wholly owned subsidiaries are pledged to secure the credit facility, which requires us to make principal and interest payments over the life of the facility.  The credit facility imposes certain loan covenants on us.  We have in the past been unable to satisfy these covenants.  In the event we fail to satisfy the covenants or if we do not receive a waiver from our lender or a modification of same, we would be in default under our commercial loan agreement, and our lender could call the full outstanding facility due, which would have a materially adverse effect on our ability to maintain our business operations.  Further our credit facility currently elapses May [     ].  In the event we are not able to renew the facility on comparable or more favorable terms, it would have a material adverse effect on our ability to maintain our business operations.

We are subject to a subordinate financing arrangement that requires quarterly interest payments and matures in October 2010, at which time we will be required to make a payment of approximately $7.1 million to the lender.

We are party to a subordinate loan agreement with Corporate Mezzanine II, L.P., secured by a pledge of all our assets.  As of March 28, 2009, the balance of the note was approximately $6.7 million.  The facility requires quarterly interest payments and matures in October 2010, at which time a balloon payment of approximately $7.1 million will be due.  While we are seeking to modify terms of the facility, if we are unable to modify same or make payment on this facility at any time or at the maturity date of same, of if we are unable to abide by the financial covenants of the facility, we may be deemed in default of the subordinate loan agreement.  There is no assurance that we will be able to make quarterly interest payments or have adequate funds or will be able to make arrangements for financing to satisfy this facility when it matures in 2010.  Failing to have adequate funds to satisfy the facility will result in a default.

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

Our certificate of incorporation includes a provision to eliminate, to the fullest extent permitted by the Delaware General Corporation Law as in effect from time to time (the “DGCL”), the personal liability of our directors for monetary damages arising from a breach in their fiduciary duties as directors.  In addition, our certificate of incorporation and by-laws include provisions requiring us to indemnify to the fullest extent permitted by the DGCL any persons made party to or threatened to be made a party to any action, suit or proceeding by reason of the fact that such person is or was a director or officer of the Company, or is or was serving at our request as a director or officer of another corporation or entity, against all expense, liability or loss incurred in connection therewith.  Such provisions also permit us, to the extent authorized by our Board of Directors, to indemnify and grant rights to indemnification to our employees and agents to the fullest extent such indemnification is available to officers and directors.

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

Item 1B.  Unresolved Staff Comments

The Staff issued a Comment Letter requesting that the Company file full amendments to its Form 10-Q for the quarters ended June 30, 2008 and September 30, 2008 to reflect corrected Section 906 Certifications.  The Company has filed the amendments effective March 25, 2009 and is waiting further comment or confirmation from the Staff.

Item 2.  Description of Property

BrandPartners’ executive offices, as well as the offices for Brand Retail and Building Partners, are located in Rochester, New Hampshire, where we lease a facility of approximately 82,000 square feet.  The annual rent for this location is approximately $332,000.   The lease for this location expires in August of 2011.  We also lease a warehouse, which houses our production facilities and our inventory, in Rochester, New Hampshire of approximately 72,000 square feet at an approximate annual rent of $303,000.  This lease expires also in August 2011.

We anticipate that we will be able to extend these leases on terms satisfactory to us, or, if necessary, locate substitute facilities on acceptable terms.  Our present facilities are deemed adequate for our business for the foreseeable future.

Location	Approximate Annual Rent	Square Footage	Lease Expiration
Administrative/sales office	$332,000	82,000	August 2011
Warehouse	303,000	72,000	August 2011

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

	High	Low

Calendar Year 2007

First Quarter Ended March 31, 2007	$0.15	$0.09
Second Quarter Ended June 30, 2007	0.14	0.06
Third Quarter Ended September 30, 2007	0.11	0.08
Fourth Quarter Ended December 31, 2007	0.11	0.03

Calendar Year 2008

First Quarter Ended March 31, 2008	$0.07	$0.04
Second Quarter Ended June 30, 2008	0.09	0.03
Third Quarter Ended September 30, 2008	0.07	0.03
Fourth Quarter Ended December 31, 2008	0.06	0.02

Calendar Year 2009

First Quarter Ended March 31, 2009	$0.04	$0.01

As of March 12, 2009, we had approximately 2,100 holders of record of our common stock.

To date, we have not paid any dividends on our common stock, nor do we anticipate paying dividends on our common stock for the foreseeable future.  Any payment of future cash dividends and the amount thereof will be dependent upon our earnings, financial requirements, and other factors deemed relevant by our Board of Directors.

The following table sets forth information as of March 27, 2009, related to Company compensation plans as approved by the shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants & rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] ( c)

BrandPartners 2004 Stock Incentive Plan	1,767,500	$0.52	2,332,500

Financial Performance Corporation 2001 Stock Incentive Plan	48,192	$1.00	4,951,808

Total	1,815,692		7,284,308

Item 6.  Selected Financial Data

Years Ended December 31, 2008, 2007, 2006, 2005 and 2004
(in thousands except per share data)

	2008	2007	2006	2005	2004
For the Year
Revenues	$36,262	$43,809	$52,476	$52,036	$50,613
Income (Loss) from Continuing Operations	$(966)	$(10,793)	$(745)	$3,586	$5,134
Income (Loss) Per Share from Continuing Operations*	$(0.02)	$(0.31)	$(0.02)	$0.11	$0.17

At Year End
Total Assets	$21,805	$21,027	$36,506	$36,376	$37,306
Long Term Debt	$6,648	$6,404	$6,452	$6,740	$5,784
Dividends Declared Per Share	None	None	None	None	None

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

We assist our clients in providing a positive and dynamic retail experience to their customers and sell related products and services to the retail services marketplace, primarily to financial services companies in the United States.  We operate wholly owned subsidiaries [BrandPartners Retail, Inc. (“Brand Retail”); Building Partners, Inc. (“Build Partners”); and Grafico Incorporated (“Grafico”)], although only Brand Retail and Build Partners are currently active.  BrandPartners is a service company challenged with meeting the needs of its clients to produce an environment, which creates an experience maximizing the client’s branded identity, and which provides the client’s customers with the messages and services so that the customer is fully aware of and can utilize the client’s product offerings.

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

Our critical accounting estimates include:

1.	Collectability of accounts receivable
2.	Inventory allowances
3.	Impairment testing of goodwill and long-lived assets
4.	Costs and billings on uncompleted contracts
5.	Income tax and valuation allowances on deferred taxes

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

During the fourth quarter of 2008 and 2007, using the estimated fair value of its business operations, management recorded a non-cash impairment charge to the carrying value of its goodwill of $2 million and $12 million, respectively, within the statement of operations.  We did not record an impairment charge for goodwill and long-lived assets during the year ended December 31, 2006.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Revenues from operations decreased approximately $7.5 million or 17% for the twelve months ended December 31, 2008 as compared to the twelve month period ended December 31, 2007.  The decrease was due to various projects that were anticipated to close with prospective clients in the community banking market were either put on hold or lost.

Cost of Revenues.  Cost of revenues decreased 19% or approximately $6.2 million primarily due to lower revenues in 2008 versus 2007.  In addition, due to the change in the product and services mix, our cost of revenues as a percentage of revenue was 75% in 2008 as compared to 76% for the year ended December 31, 2007.

Selling, General and Administrative Expenses.  SG&A expense amounted to approximately $7.9 million in 2008 versus $9.3 million in 2007, a decrease of approximately $1.4 million or 15%.  The reduced SG&A expense was principally due to a reduction in depreciation/amortization expense ($150,000) and the implementation in 2007 by management of a cost savings initiative program.  This program resulted in reduced costs including compensation (approximately $370,000) and other general overhead costs.

Goodwill impairment.  In 2008 we recognized a $2 million non-cash impairment charge related to goodwill.  In 2007 we recognized a $12 million non-cash impairment charge related to goodwill.

Interest Expense.  Interest expense decreased approximately $196,000 or 14% for the twelve months ended December 31, 2008 due to a lower level of average outstanding borrowings in 2008 versus 2007.

Income Taxes.  We incurred a loss for the years ended December 31, 2008 and 2007, we did not accrue Federal income taxes.  The expense in 2008 and 2007 related to state taxes, whose amount is not based upon net income.

Loss.  The net loss for the year ended December 31, 2008 of approximately $2,279,000 compares to a loss of $12,269,000 in 2007, a favorable change of approximately $10 million.

The net loss for 2008 was the result of the following:

•	$2 million non-cash Goodwill impairment charge
•	Decrease in sales to community banks and credit unions
•	$250,000 non-cash asset impairment charge
•	Offset by a decrease in interest expense
•	Offset by decrease in selling, general and administrative expenses

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  Revenues from operations decreased approximately $8.7 million or 17% for the twelve months ended December 31, 2007 as compared to the twelve month period ended December 31, 2006.  The decrease was due to various projects that were anticipated to close with prospective clients in the community banking market were either put on hold or lost.

Cost of Revenues.  Cost of revenues decreased 21% or approximately $9 million primarily due to lower revenues in 2007 versus 2006.  In addition, due to the change in the product and services mix, our cost of revenues as a percentage of revenue was 76% in 2007as compared to 81% for the year ended December 31, 2006.

Selling, General and Administrative Expenses.  SG&A expense amounted to approximately $9.3 million in 2007 versus $10.9 million in 2006, a decrease of approximately $1.6 million or 15%.  The reduced SG&A expense was principally due to the implementation in 2007 by management of a cost savings initiative program.  This program resulted in reduced costs including compensation (approximately $600,000), professional fees (approximately $300,000) and other general overhead costs.

Goodwill impairment.  In 2007 we recognized a $12 million non-cash impairment charge related to goodwill.

Interest Expense.  Interest expense decreased approximately $166,000 or 11% for the twelve months ended December 31, 2007 due to a lower level of average outstanding borrowings in 2007 versus 2006.

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

Liquidity and Capital Resources

As of December 31, 2008, we had negative working capital (current assets less current liabilities) of approximately $1.6 million, and a working capital ratio (current assets to current liabilities) of approximately .87 to 1.  At December 31, 2007, we had negative working capital of approximately $2.2 million and a working capital ratio of .77 to 1.  This change in working capital arises primarily from an increase in accounts receivable and cash, a decrease in short term debt, partially offset by increases in billings in excess of cost and estimated earnings, accounts payable and accrued expenses.

Cash flows provided by (used in) operating activities were approximately $2,761,000, ($1,036,000) and $761,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  In 2008, cash flows were provided by an increase in billings in excess of costs and estimated earnings, accounts payable and accrued expenses.  This was offset by an increase in accounts receivable.  In 2007, cash flows were provided by cash received for the payment of accounts receivable and the reduction in costs and estimated earnings in excess of billings.  This was offset by a reduction in accounts payable and accrued expenses.  In 2006, cash flows were provided by cash received for the payment of accounts receivable and the increase in accounts payable and job costing.  The aggregated changes in the Cost in Excess of Billings and Billings in Excess of Cost accounts increased cash by approximately $3,648,353 in 2008, increased cash by approximately $731,000 in 2007 and increased cash by $1.8 million in 2006.  These accounts are used to track the timing differences between revenue recognition and invoicing, and are discussed in more detail in Note E in the attached notes to the financial statements.

We used cash flows to principally fund the acquisition of property and equipment amounting to approximately $184,000, $194,000 and $548,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

In 2008 our cash used in financing activities was principally from net short-term payments of $1,365,000 and payments on long-term borrowings of $309,000, partially offset by additional borrowings on long-term debt of $262,000.  In 2007 our cash flows from financing activities were principally provided from additional net short-term borrowings of $1,348,000 and additional long-term borrowings of $251,000, partially offset by payments on long-term debt of $688,000.  In 2006 long-term debt payments of $675,000 were partially offset by additional long-term borrowings of $386,000 and additional short-term borrowings of $63,000, resulting in a net decrease in cash of approximately $225,000.

While we believe that our cash balances with the funds available under our existing credit facilities will be sufficient to meet our operating and recurring cash needs for the calendar year 2009, funds for retirement of debt, acquisitions, or other strategic initiatives may require the raising of additional funds.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated.  The effect is indeterminable as of December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We have evaluated the statement and have determined that it will not have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

Item 7A.          Qualitative and Quantitative Disclosures about Market Risk

The Company’s Debt Facility with the revolving line of credit exposes the Company to the risk of earnings or cash flow loss due to changes in market interest rates.  The Facility accrues interest at the Prime Rate or at LIBOR plus an applicable margin.

The table below provides information on the Company’s market sensitive financial instruments as of December 31, 2008:

	Principal Balance	Weighted Average Interest Rate at December 31, 2008

Revolving Credit Facility	$0	4.90%

Holding Company and Operating Subsidiaries

We conduct our business through our wholly owned subsidiaries (Brand Retail, Grafico, and Build Partners).  Grafico has been inactive since June 30, 2007.  We have relied and continue to rely on cash payments from our operating subsidiaries to, among other things, pay creditors, maintain capital, and meet our operating requirements.  Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our present subsidiaries and any other operating subsidiaries we may subsequently acquire.  If we were unable to receive cash funds from any of our operating subsidiaries, our operations and financial condition would be materially and adversely affected.

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

Item 8.  Consolidated Financial Statements and Supplemental Data

The audited, consolidated financial statements of the Company for the years ended December 31, 2008, 2007 and 2006 are included within this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) and interim accounting officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and interim accounting officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

 Change in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Effective March 18, 2009, the employment of Patrick H. Peyton, the Company’s Chief Financial Officer was terminated.

Effective March 19, 2009, James F. Brooks the Company’s current Chief Executive Officer and President was appointed to serve as Interim Financial Officer.

Effective March 30, 2009 the Company entered into an amendment to its Loan Agreement with its commercial lender where by its revolving facility was renewed. The line of credit as renewed continues to be a demand facility subject to the terms and conditions of the Company’s Loan Agreement and Revolving Line of Credit.

Effective March 30, 2009, the Company entered into an amendment of its subordinated promissory note whereby the maturity date was extended to October 29, 2010. As a part of the amendment, the terms of the note were modified so that the Company will be required to make a mandatory prepayment of $1,000,000 on or prior to July 31, 2010. If the Company fails to make the timely prepayment of $1,000,000, the accreted principal amount of the note will then bear interest at a rate of seventeen (17%) percent per annum with interest of thirteen (13%) percent per annum payable in accordance with the terms of the note and interest of four (4%) percent per annum accruing.

Part III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

We incorporate by reference the information appearing under “Executive Officers of the Registrant” under “Election of Directors” and “Corporate Governance” in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about April 30, 2009 (the “Proxy Statement”).

Item 11.  Executive Compensation

We incorporate by reference the information appearing under “Executive and Director Compensation and Other Information” and “Corporate Governance – Compensation Committee and “Compensation Committee Report” in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information appearing under “Principal Stockholders” and “Election of Directors” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information appearing under “Transactions with Related Persons” and “Corporate Governance” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

We incorporate by reference the information appearing under “Selection of Independent Registered Public Accounting  Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements.

See Index to Financial Statements and Schedule on page 34.

(2)	Financial Statement Schedules.

See Index to Financial Statements and Schedule on page 34.  All other schedules are omitted as the required information is not present or is nor present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

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

10.28
Agreement dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust – 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump, and Laurence DeFranco (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2001).

10.29
Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust – 1995, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 31, 2001).

10.30
Subordinated Convertible Term Promissory Note, dated January 11, 2001, made by the Company in favor of the James M. Willey Trust – 1995, in the principal amount of $3,750,000 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 31, 2001).

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

10.33
Stock Purchase Agreement, dated as of January 11, 2001, by and among James M. Willey, individually and as trustee of the James M. Willey Trust – 1995, Thomas P. Willey, individually and as trustee of the Thomas P. Willey Revocable Trust of 1998, and the Company (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on January 31, 2001).

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

10.40
Amendment, dated as of March 21, 2001, to Agreement, dated as of January 11, 2001, among the Company, Thomas P. Willey, as trustee of the Thomas P. Willey Revocable Trust of 1998, James M. Willey, as trustee of the James M. Willey Trust – 1995, Jeffrey S. Silverman, William Lilley III, Ronald Nash, Robert Trump, and Laurence DeFranco (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.41
Amendment and Waiver Agreement, dated as of May 21, 2001, between Fleet and Willey Brothers (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001).

10.42
Letter Agreement, dated October 16, 2001, amending the terms of i) Stock Purchase Agreement, dated as of January 11, 2001, by and among the Company, James M. Willey, individually and as trustee of the James M. Willey Trust – 1995 and Thomas P. Willey, individually and as trustee of The Thomas P.  Willey Revocable Trust of 1998, ii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust – 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $3,750,000, and iii) Subordinated Convertible Term Promissory Notes, dated January 11, 2001, made by the Company in favor of each of the James M. Willey Trust – 1995 and the Thomas P. Willey Revocable Trust of 1998, in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2003).

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

10.75
Agreement dated as of May 15, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust – 1995 and Thomas P. Willey, individually and as trustee of The Thomas P.  Willey Revocable Trust of 1998 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q filed May 15, 2003).

10.76
Amended agreement dated June 16, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust – 1995 and Thomas P. Willey, individually and as trustee of The Thomas P.  Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed August 26, 2003).

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

10.80
Second Amended Agreement dated as of September 15, 2003 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust – 1995 and Thomas P. Willey, individually and as trustee of The Thomas P.  Willey Revocable Trust of 1998 and Nixon Peabody LLP as Escrow Agent, amending Agreement, dated as of May 15, 2003, by and among the parties (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed November 14, 2003).

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

10.92
Settlement Agreement dated January 20, 2004 by and among the Company, Willey Brothers, James M. Willey, individually and as trustee of the James M. Willey Trust – 1995 and Thomas P. Willey, individually and as trustee of The Thomas P. Willey Revocable Trust of 1998 and McLane, Graf, Raulerson & Middleton, PA as escrow agent, settling obligations under prior agreements dated as of May 15, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed February 5, 2004).

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

10.115
Commitment letter to amend and extend existing revolving line of credit loan dated March 19, 2008 between the Company and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.115 to the Company’s Annual 10-K Report filed on March 28, 2008)

10.116
Amendment No. 6 to subordinated note and warrant purchase agreement and amendment No. 2 to note between the Company and Corporate Mezzanine II, L.P. (“CMII”) dated March 27, 2008. (incorporated by reference to Exhibit 10.116 to the Company’s Annual 10-K Report filed on March 28, 2008)

10.117	Amendment to Commercial Loan Agreement and Loan Documents effective April 30, 2008 between the Company and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed May 12, 2008).

10.118	Form of RSA 399-B Statement of Finance Charges by and between the Company, its subsidiaries Brand Partners Retail as borrowers and Grafico Inc and Building Partners Inc as guarantors with TD Banknorth N.A. dated as of April 30, 2008, (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed May 12, 2008)

10.119	Amendment to Commercial Loan Agreement and Loan Documents effective March 30, 2009 between the Company and TD Bank, N.A.

10.120	Form of RSA 399-B Statement of Finance Changes, by and between the Company, its subsidiaries, Brand Partners Retail as borrowers and Grafico Inc. and Building Partners Inc. as guarantors with TD Bank, N.A. effective March 30, 2009.

10.121	Amendment No. 3 to note between the Company and Corporate Mezzanine II, L.P. dated as of March 30, 2009.

14.1	Code of Ethics adopted December 8, 2004 by the Company’s Board of Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated December 10, 2004).

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report filed on Form 10-K Report filed March 25, 2005).

23.1	Consent of Goldstein and Morris Certified Public Accountants (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003).

31.1	Certification of Chief Executive Officer and Interim Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer and Interim Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 30, 2009 BRANDPARTNERS GROUP, INC.

/s/ JAMES F. BROOKS
James F. Brooks
Chairman, Chief Executive Officer, President
And Interim Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James F. Brooks	March 30, 2009
James F. Brooks, Chairman and Chief Executive Officer

/s/ Clifford D. Brune	March 30, 2009
Clifford D. Brune, Director

/s/ J. Weldon Chitwood	March 30, 2009
J. Weldon Chitwood, Director

/s/ Richard Levy	March 30, 2009
Richard Levy, Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BrandPartners Group, Inc.
Rochester, New Hampshire

We have audited the accompanying consolidated balance sheets of BrandPartners Group, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders equity and comprehensive loss, and cash flows each of the three years in periods ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrandPartners Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in periods ended December 31, 2008 the three years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors

Cranford, New Jersey
March 27, 2009

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Cash	$1,348,271	$184,504
Accounts receivable,net of allowance for doubtful accounts of $87,064 and $193,955	7,555,631	4,967,674
Costs and estimated earnings in excess of billings	986,616	1,271,043
Inventories, net	640,112	758,944
Prepaid expenses and other current assets	300,416	319,052
Total current assets	10,831,046	7,501,217

Property and equipment, net	670,039	933,430
Goodwill	10,271,969	12,271,969
Deferred financing costs	-	38,565
Other assets	31,532	281,532

Total assets	$21,804,586	$21,026,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$4,601,753	$3,582,895
Billings in excess of cost and estimated earnings	7,790,590	4,426,664
Short term debt	32,903	1,688,325
Total current liabilities	12,425,246	9,697,884

Long term debt, net of current maturities	6,648,041	6,403,731

Commitments & Contingencies	-	-

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; issued 38,823,359 and 34,923,359	388,234	349,234
Additional paid in capital	45,181,302	45,133,635
Accumulated deficit	(42,573,154)	(40,294,603)
Accumulated Other Comprehensive Income
Foreign currency adjustment	47,417	49,332
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	2,731,299	4,925,098

Total liabilities and stockholders' equity	$21,804,586	$21,026,713

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	December 31, 2008	December 31, 2007	December 31, 2006

Revenues	$36,261,607	$43,809,283	$52,476,383

Costs and expenses
Cost of revenues	27,063,073	33,281,529	42,306,432
Selling, general and administrative	7,914,126	9,320,595	10,914,981
Goodwill impairment	2,000,000	12,000,000	-
Asset impairment	250,000	-	-

Total expenses	37,227,199	54,602,124	53,221,413

Operating loss	(965,592)	(10,792,841)	(745,030)

Interest, net	(1,218,213)	(1,413,746)	(1,579,361)

Loss	(2,183,805)	(12,206,587)	(2,324,391)

Provision for state income taxes	94,746	62,899	-

NET LOSS	$(2,278,551)	$(12,269,486)	$(2,324,391)

Basic and diluted loss per share	$(0.06)	$(0.35)	$(0.07)

Weighted - average shares outstanding
Basic and diluted	38,904,097	34,923,359	34,923,262

The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock		Additional	Comprehensive	Accumulated	Accumulated Other comprehensive	Treasury Stock
	Shares	Par Value	Paid in Capital	Loss	Deficit	Income	Shares	Cost	Total

Balance at December 31, 2005	34,255,397	$342,554	$44,999,810		$(25,700,726)	$57,951	(100,000)	$(312,500)	$19,387,089

Shares issued for legal services	9,500	$95	$3,610						$3,705

Shares issued for services	120,000	$1,200	$45,600						$46,800

Shares issued as part of severance agreement	538,462	$5,385	$84,615						$90,000

Comprehensive loss
Foreign currency adjustment				$(8,094)		$(8,094)			$(8,094)
Net loss				$(2,324,391)	$(2,324,391)				$(2,324,391)

Balance at December 31, 2006	34,923,359	$349,234	$45,133,635	$(2,332,485)	$(28,025,117)	$49,857	(100,000)	$(312,500)	$17,195,109

Comprehensive loss
Foreign currency adjustment				$(525)		$(525)			$(525)
Net loss				$(12,269,486)	$(12,269,486)				$(12,269,486)

Balance at December 31, 2007	34,923,359	$349,234	$45,133,635	$(12,270,011)	$(40,294,603)	$49,332	(100,000)	$(312,500)	$4,925,098

Restricted shares issued to Employees and directors	3,900,000	$39,000	$47,667						$86,667

Comprehensive loss
Foreign currency adjustment				$(1,915)		$(1,915)			$(1,915)
Net loss				$(2,278,551)	$(2,278,551)				$(2,278,551)

Balance at December 31, 2008	38,823,359	$388,234	$45,181,302	$(2,280,466)	$(42,573,154)	$47,417	(100,000)	$(312,500)	$2,731,299
The accompanying notes are an integral part of these statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows from operating activities	$(2,278,551)	$(12,269,486)	$(2,324,391)
Net (loss)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation	446,133	598,263	776,183
Amortization of deferred financing costs	38,565	76,793	77,897
Provision for doubtful accounts	(102,796)	(166,045)	(54,598)
Goodwill impairment	2,000,000	12,000,000	-
Asset impairment	250,000	-	-
Non-cash compensation	86,667	-	140,505
Allowance for obsolete inventory	190,511	(4,102)	(19,588)
(Gain) loss on disposal of assets	1,750	36,134	(2,383)
Changes in operating assets and liabilities
Accounts receivable	(2,485,161)	2,062,182	115,399
Costs and estimated earnings in excess of billings	284,427	658,890	(362,694)
Inventories	(71,679)	13,553	(97,664)
Prepaid expenses and other current assets	18,636	34,119	(16,778)
Other assets	-	43,909	(19,147)
Accounts payable and accrued expenses	1,018,858	(4,192,294)	430,430
Billings in excess of costs and estimated earnings	3,363,926	71,925	2,117,490
Net cash provided by (used in) operating activities	2,761,286	(1,036,159)	760,661
Cash flows (used in) investing activities
Acquisition of equipment	(184,492)	(192,394)	(548,072)
Expenses from disposal of assets	-	(1,700)	-
Net cash (used in) investing activities	(184,492)	(194,094)	(548,072)
Cash flows provided by (used in) financing activities
Net borrowings (payments) on short term debt	(1,364,722)	1,347,522	63,025
Proceeds from long term debt	262,342	251,267	386,061
Payments on long term debt	(308,732)	(688,191)	(674,562)
Net cash provided by (used in) financing activities	(1,411,112)	910,598	(225,476)
NET INCREASE (DECREASE) IN CASH	1,165,682	(319,655)	(12 887)
Effect of exchange rates on cash and equivalents	(1,915)	(525)	(8,094)
Cash, beginning of years	184,504	504,684	525,665
Cash, end of years	$1,348,271	$184,504	$504,684
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,170,820	$1,061,985	$709,331
Cash paid during the period for taxes	$134,875	$53,603	$236,179
The accompanying notes are an integral part of the financial statements.
Reclassified for comparative purposes

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

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

GRAFICO
On April 1, 2005 Grafico was formed as a Delaware corporation.  In May of 2005, Grafico purchased the assets of a Connecticut design company.  Grafico provides similar services to those of Brand Retail, targeting a specific segment of the financial services industry.  On June 30, 2007, certain assets of Grafico were sold to its former General Manager.  A loss of approximately $15,000 was recorded as a result of this transaction.  Grafico has been inactive since June 30, 2007.

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
For the Years Ended December 31, 2008, 2007 and 2006

NOTE B  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BrandPartners and its wholly owned subsidiaries (Brand Retail, Grafico and Build Partners).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market.  Inventories consist of the following at December 31, 2008 and 2007.

	2008	2007

Finished Goods	$351,931	$482,674
Raw Material	341,058	266,890
Work-in-Process	32,314	20,277
	$725,303	$769,841
Less - Reserves	(85,191)	(10,897)
Net Inventory	$640,112	$758,944

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

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

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  We evaluate the recoverability and measure the potential impairment of goodwill under the Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets.  SFAS No. 142 requires that the Company analyze goodwill for impairment on at least an annual basis.  In assessing the recoverability of our goodwill at December 31, 2008, management used the following methods and assumptions regarding the estimated fair value of the Company’s assets and liabilities and the Company’s estimated market capitalization:

Assets – The Company’s significant assets at December 31, 2008 are Accounts Receivable-Net, Costs and Estimated Earnings in Excess of Billings (consists of work-in-progress receivables aged less than one year), and Property and Equipment – Net.  These assets represent approximately 80% of total assets other than Goodwill.  Management assessed the fair value of both Accounts Receivable-Net and Costs and Estimated Earnings in Excess of Billings at approximately their net carrying values due to the relatively short-term conversion of these assets into cash.  The Company assessed that the net carrying value of Property and Equipment approximated fair value based upon the assets remaining future benefits determined using the cash flow based income approach and estimated useful lives.

Liabilities – The Company’s liabilities at December 31, 2008 consisted of Accounts Payable and Accrued Expenses, Billings in Excess of Cost and Estimated Earnings, and Debt.  Accounts Payable and Accrued Expenses consist of liabilities aged less than one year, Billings in Excess of Cost and Estimated Earnings consist of unearned revenue for which the earnings process is expected to be completed within one year.  Debt consists primarily of mezzanine debt with a stated interest rate that is reflective of the Company’s borrowing rates as of December 31, 2008.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Market Capitalization – Management’s principal assumption used to value the Company’s market capitalization at December 31, 2008 was derived by multiplying the Company’s weighted average common stock price over the two year period ended December 31, 2008 by the common shares outstanding as of December 31, 2008.  Management believed that the two year period was an appropriate measure to reflect the market fluctuations in the stock price, which management believed was the best measure of the Company’s estimated market capitalization.

 If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.  In the fourth quarter 2008 and 2007, the Company evaluated Goodwill for impairment based upon the estimated fair value of our business operations and as a result, recorded an impairment charge of $2 million and $12 million, respectively, within the Statement of Operations.  The Company did not record an impairment charge during the year ended December 31, 2006.

Deferred financing costs are amortized on a straight-line basis over three to seven years, the life of the related debt.

6.	Warranty Costs

Estimated future warranty costs are provided for in the period of sale for products under warranty based on historical experience.  Accrued warranty costs at December 31, 2008, 2007 and 2006 were approximately $21,000, $13,000 and $171,000, respectively, and are included in cost of revenues within the statement of operations.

7.	Income Taxes

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  In Management’s opinion, adequate provisions for income taxes have been made for all years.

On January 1, 2007 we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which provides for a financial recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefits that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

8.	Fair Value of Financial Instruments

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

9.	Earnings (Loss) Per Share

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

Potential common shares of approximately 2,200,000, 10,900,000 and 13,900,000 are antidilutive and therefore excluded from the computation of diluted loss per share, consist of stock options, warrants, and convertible debt for the years ended December 31, 2008, 2007and 2006, respectively.  Such items may dilute earnings per share in the future.

10.	Derivative Instruments and Hedging Activities

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

11.	Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, accounts receivables, and costs and estimated earnings in excess of billings.  BrandPartners’ customer base consists principally of U.S. financial institutions.  Management does not believe that significant credit risk exists in connection with the Company’s concentration of credit at December 31, 2008 and 2007, respectively.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

12.	Stock-Based Compensation

At December 31, 2008, the Company had two stock-based employee compensation plans, which are more fully described in Note K.   As of December 31, 2008, all options were fully vested.

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

There was no stock based compensation expense related to stock options during 2008, 2007 or 2006 as no options were granted nor did any options vest during the period.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

13.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates and assumptions that affect:

•	Reported amounts of assets and liabilities
•	Disclosure of contingent assets and liabilities at the date of the financial statements
•	Revenues and expenses during the reporting period

Significant estimates that we make include:

•	Collectability of accounts receivable
•	Inventory allowances
•	Impairment testing of Goodwill and other intangible assets
•	Costs and billings on uncompleted contracts
•	Income tax and valuation allowances on deferred taxes

Management has used reasonable assumptions in deriving these estimates.  However, actual results could differ from these estimates.  Consequently, an adverse change in conditions could affect the Company’s estimates.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

14.	Long-Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable.  In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized.  Such losses are measured by the excess of the carrying amount over the fair value.  In 2008, the Company recorded a full write-down of its entire investment of $250,000 in an unconsolidated affiliate, as the Company does not anticipate receiving any future cash flows from this investment.  No write-downs have been required for the years ended December 31, 2007 and 2006.

15.	Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, we are required to display comprehensive income (loss) and its components as part of our complete set of financial statements.  Comprehensive income represents the change in stockholders’ equity resulting from transactions other than stockholder investments and distributions.  Included in accumulated other comprehensive income are changes in stockholders’ equity that are excluded from our net earnings, specifically foreign currency gains (losses).

16.	Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated.  The effect is indeterminable as of December 31, 2008.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

17.	Accounts Receivable

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

18.	Translation of Foreign Currency

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

NOTE C – INVESTMENT IN UNCONSOLIDATED AFFILIATE

On September 21, 2004, the Company purchased a 15% membership interest in an unrelated third party for $250,000.  In March 2007 the membership interest increased to 20.9%.  However, the Company’s ownership interest is as a Class B (non-voting) member.  As of December 31, 2008, no dividends or returns on equity were recorded on the investment.  The Company does not have oversight over the investments, operations, internal controls, or financial reporting of the unrelated third party, and as such, this investment is being accounted for using the cost method.  In 2008, the Company recorded a full write-down of its entire investment of $250,000 in the unconsolidated affiliate, as the Company does not anticipate receiving any future cash flows from this investment.  No additional funding has been provided nor has been committed to for the foreseeable future.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are as follows:

	2008	2007

Computer equipment and software	$2,573,409	$3,488,124
Furniture, fixtures and other equipment	1,412,262	1,720,498
Leasehold improvements	896,187	866,709
Assets in progress	9,206	4,000
	4,891,064	6,079,331

Less accumulated depreciation	(4,221,025)	(5,145,901)

	$670,039	$933,430

Depreciation expense was approximately $446,000, $598,000 and $776,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE E – COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS (continued)

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

The accompanying consolidated balance sheets include the following captions at December 31:

	2008	2007

Costs and estimated earnings in excess of billings	$986,616	$1,271,043

Billings in excess of costs and estimated earnings	(7,790,590)	(4,426,664)

	$(6,803,974)	$(3,155,621)

NOTE F – SHORT TERM DEBT

Short-term debt consisted of the following:

	2008	2007

Current portion long term debt (1)	$-	$277,778
Line of credit (1)	-	1,364,722
Capital lease, current portion (2)	20,753	21,525
Put warrant (3)	12,150	24,300

	$32,903	$1,688,325

(1)	On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender. The Facility provides for the following:

•	$2,000,000 Term Loan, requiring 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to the LIBOR rate

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to the LIBOR rate

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE F – SHORT TERM DEBT (continued)

•	LIBOR rate equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios.  The Company is in compliance with the covenants and ratios as of December 31, 2008.  The Facility expires on April 30, 2009.  On December 31, 2008, the LIBOR was 1.90%, and the adjusted Prime Rate was 3.75% for the revolving line of credit.  At December 31, 2008, $5.0 million was available under the line of credit.

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

On July 13, 2007, the Company’s commercial lender consented to the Company exceeding the revolving line of credit limit on a temporary basis.  Effective October 3, 2007, the amount outstanding under the revolving line of credit was reduced and was within the limits provided by the March 28, 2007 amendment to the Company’s banking facility.

On November 12, 2007, the Company received a waiver and adjustment of certain financial covenants from its commercial lender and its subordinated promissory note holder.

On March 19, 2008, the Company negotiated an extension of the Facility for the Revolving Line of Credit to April 30, 2009.

On March 30, 2009, the Company negotiated an extension, with terms similar to the previous extension of the Facility for the Revolving Line of Credit.

(2)	See Note G.

(3)	The put warrant is related to the subordinated promissory note in the principal amount of $5,000,000, which is discussed further in Note H (2).

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE G – CAPITAL LEASES (continued)

The following is an analysis of the leased assets included in Property and Equipment:

	2008	2007

Machinery & Equipment	$9,662	$9,662
Office equipment	91,521	91,521
	101,183	101,183
Less accumulated depreciation	(50,945)	(29,420)
	$50,238	$71,763

The lease agreements contain a bargain purchase option at the end of the lease term.

The following is a schedule by years of future minimum payments required under the capital leases together with their present value as of December 31, 2008.

Year Ending December 31,

2009	$25,592
2010	22,270
2011	12,992

Total future minimum lease payments	60,854
Less amount representing interest	(7,895)

Present value of minimum lease payments	$52,959

Amortization of assets held under capital lease is included with depreciation expense.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE H – LONG TERM DEBT

Long term debt consists of the following:

	2008	2007

Note payable (1)	$-	$277,778
Note payable (2)	5,000,000	5,000,000
Interest payable (2)	1,615,835	1,353,493
Put warrant liability (2)	12,150	24,300
Capital lease (3)	52,959	71,763
	6,680,944	6,727,334
Less current maturities (1)	-	(277,778)
Less put warrant liability (2)	(12,150)	(24,300)
Capital lease current portion (3)	(20,753)	(21,525)
	$6,648,041	$6,403,731

(1)	See Note F.

(2)
A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party.  The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”).  The Note matures on October 29, 2010, at which time the principal and all PIK amounts are due.  Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of December 31, 2008.

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

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods.  A liability for the “put warrant” has been recorded.  Changes to the future fair value of the “put warrants” are recorded in accordance with SFAS No. 133 and have been charged to Selling/General and Administrative expense.   For the year ended December 31, 2008, the liability of the put warrant has been disclosed under Short Term Debt (Note F).

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

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

In March 2009 the Company negotiated an extension of the maturity date of the Note to October 22, 2010.  As of December 31, 2008, the Note has been reflected as long-term debt in accordance with promulgated accounting principles.

At December 31, 2008 and 2007, the Company had a liability of $12,150 and $24,300 related to the “put warrants,” respectively.

The five-year maturity schedule for the principal on the above notes payable is as follows:

	2009	2010

Note payable (1)	$-	$-
Note payable (2)	-	5,000,000
Interest payable (2)	-	2,116,669

Totals	$-	$7,116,669

      (3) See Note G.

 NOTE I – INCOME TAXES (BENEFIT)

At December 31, 2008 and 2007, the Company had a taxable loss of approximately $243,000 and $875,000, respectively, for which no federal income tax provisions were made.  For the years ended December 31, 2008 and 2007, the Company recorded approximately $90,000 and $60,000 state tax expense, respectively.

The Company has NOLS of approximately $9.0 million available to offset future taxable income.  These NOLS expire at various dates through 2028.  At December 31, 2008, the Company has deferred tax assets of approximately $4.1 million.  The deferred tax assets consist primarily of net operating loss carry-forwards and previously accrued reserves.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain.  Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount.  Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE I – LONG TERM DEBT (continued)

At December 31, 2008, the Company had federal net operating loss carry-forwards that expire as follows:

Year Net Operating
Loss Expires

2021	$345,000
2022	1,247,000
2023	3,398,000
2025	1,345,000
2026	1,551,000
2027	875,000
2028	243,000
$9,004,000

There may be state tax expense in certain states where tax statutes do not recognize or do limit the use of NOLS.

NOTE J – CONCENTRATIONS

Significant Customers

For the year ended December 31, 2008, one customer accounted for approximately 18% of the Company’s revenues.  Accounts receivable for this customer as of December 31, 2008 was $4.3 million.  For the year ended December 31, 2007, one customer accounted for approximately 16% of the Company’s revenues.  For the year ended December 31, 2006, one customer accounted for approximately 10% of the Company’s revenues.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents with major financial institutions.  The balances at December 31, 2008 exceeded federally insured limits by $765,000.  The Company performs periodic evaluations of the relevant credit standings of these financial institutions in order to limit the amount of credit exposure.

NOTE K – STOCKHOLDERS’ EQUITY

The Company is authorized to issue a maximum of 20,000,000 shares of preferred stock, par value $0.01, and 100,000,000 shares of common stock, par value $0.01.

Stock Options and Restricted Stock

During 2004, the shareholders approved the Company’s 2004 Stock Incentive Plan.  The plan was amended at the annual meeting of the shareholders in May 2005 to increase the shares available for issuance under the plan from 5 million to 8 million shares.  The plan provides for the reservation and issuance of up to 8 million options for shares of common stock, subject to future stock splits, stock dividends, reorganizations, and similar events.  The exercise price of incentive stock options may not be less than the fair market value on the date of grant.  The plan provides for options to be granted to officers, directors, and employees of the Company.  On November 7, 2007 the board of directors amended the Company’s 2004 Stock Incentive Plan to permit the award of restricted stock to outside directors.  In February and June 2008, the Company awarded 4,250,000 and 500,000, respectively, shares of restricted stock to key officers, employees and directors in accordance with the Company’s 2004 Stock Incentive Plan.  Compensation expense for the number of shares issued is recognized over the two-year vesting period.  For the year ended December 31, 2008 this expense totaled approximately $87,000.  During the years ended December 31, 2008 and 2007, the Company did not grant any options.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE K – STOCKHOLDERS’ EQUITY (continued)

The Company’s 2001 Incentive Stock Plan was approved during 2001.  The reservation and issuance of 5 million options for shares of common stock subject to similar conditions listed above was provided.  During the years ended December 31, 2003, 2002 and 2001, the Company granted 1,720,000, 2,017,815 and 50,000 stock options, respectively, to officers, directors and employees under the plan.  On January 14, 2005, the former directors of the Company agreed to a reduction in the number of options issued from 1,400,000 options to 350,000 options, in consideration for receiving registration rights for the remaining underlying shares.  Total active options in the 2001 Incentive Stock Plan as of March 27, 2009 were 48,192.  The Company has also issued stock options to certain individuals and companies under letter agreements.  During the years ended December 31, 2004 and 2003, options to purchase 100,000 shares at $0.75 per share, price at time of issuance, and 6,425,000 shares, respectively, of the Company’s common stock were issued under such agreements.  The options granted have an exercise price at least equal to the fair value of the Company’s stock (except for options issued to two directors and to a consultant which were below fair market value) and expire at various times through 2010.  The options previously granted vested immediately prior to or on December 29, 2005.

A summary of the activity at December 31 is as follows:

Exercise Price Range	Outstanding as of December 31, 2008	Outstanding Weighted Average Remaining Life (years)	Outstanding Weighted Average Exercise Price	Exercisable as of December 31, 2008
$0.00 to $0.50	763,000	1.62	$0.42	763,000
$0.51 to $0.99	1,364,500	0.41	$0.54	1,364,500
$1.00 to $1.99	48,192	1.10	$1.00	48,192

	2,175,692			2,175,692

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE K – STOCKHOLDERS’ EQUITY (continued)

The following table summarizes information concerning outstanding and exercisable options and warrants for common stock at December 31, 2008:

		Weighted-Average
	Warrants/Options	Exercise Price

Outstanding at December 31, 2006	13,840,216	$0.45
Granted	-
Exercised	-
Forfeited	(2,892,857)	$0.60

Outstanding at December 31, 2007	10,947,359	$0.41
Granted	-
Exercised	-
Forfeited	(8,771,667)	$0.39

Outstanding at December 31, 2008	2,175,692	$0.51

No options or warrants were issued during the years ended December 31, 2006, 2007 and 2008, respectively.

Common stock issued for services during the years ended December 31, 2008, 2007 and 2006 are as follows:

There were no transactions in 2008 nor 2007.

On August 10, 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors.  As part of his separation agreement with the Company, he received $90,000 (approximate fair value) in the Company’s common stock or 538,462 shares.

In April 2006, 120,000 shares of the Company’s common stock with a fair value of approximately $47,000 were issued for public relations services to be performed during the following twelve months.

On January 30, 2006, legal expense of approximately $3,700 was recognized for 9,500 shares of the Company’s common stock that were issued to an unrelated party for services rendered.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE L – EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan for all eligible employees.  Through a salary reduction program, the plan allows employee contributions on a pretax basis.  There are no minimum corporate contributions required under the plan.  The Company may make discretionary matching contributions based on the participants’ contributions.  The Company may also make a discretionary profit-sharing contribution for the benefit of all eligible employees.  Participants in the plan vest in Company contributions on a graduated scale over a five-year period.  For the years ended December 31, 2008, 2007 and 2006, the Company paid or accrued matching contributions of approximately $83,000, $89,000 and $86,000, respectively.

The Company has no other postretirement benefits.

NOTE M – COMMITMENTS AND CONTINGENCIES

Backlog

At December 31, 2008, the Company had a backlog, which consists of signed orders for which no revenue has been recognized, of approximately $21.2 million.  The backlog at December 31, 2007 was approximately $11.4 million.

Employment Agreements

On August 10, 2006, the Non-Executive Chairman of the Board resigned from the Board of Directors.  A March 16, 2005 agreement provided for the transfer of $90,000 of the Company’s common stock and cash payments through May 2007, totaling $180,000.  All severance expense was recognized in 2006.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE M – COMMITMENTS AND CONTINGENCIES (continued)

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

Future minimum rental commitments under all non-cancelable leases are as follows:

Rental
Commitments
Years Ending December 31,
2009	$645,000
2010	666,000
2011	451,000
Thereafter	-
$1,762,000

Future commitments related to non-cancelable operating leases for equipment are as follows:

Operating Lease
Commitments
Years Ending December 31,
2009	$91,000
2010	20,000
2011	8,000
2012	5,000
Thereafter	-

$124,000

Rent and equipment operating lease expense for the years ended December 31, 2008, 2007 and 2006 were approximately $779,000, $738,000 and $823,000, respectively.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE N – RELATED PARTY TRANSACTIONS

The Company has an agreement for consulting services with an individual who is a member of the Board of Directors.  This agreement provides for a consulting service fee of $15,000 per month and is on a “month-to-month” basis with a minimum six-month written notice if either the Company or the consultant elects to terminate the agreement.   For fiscal year 2008 and 2007, consulting fees of $230,000 and $214,000, respectively, were recognized.

On June 30, 2007 certain assets of Grafico were sold to its former General Manager.  A loss of approximately $14,000 was recorded as a result of this transaction.

NOTE O – SUBSEQUENT EVENTS

On February 12, 2009 the Company issued a warrant to purchase 1.5 million shares of the Company’s common stock at $.25 a share to a consultant as part of the consideration under a consulting agreement  dated May 12, 2008 for general business consulting through January 31, 2009.

Effective March 30, 2009, the Company entered into an extension of its credit facility with a commercial lender for its Revolving Line of Credit extending same with terms similar to the previous extension. Additionally, the Company entered into an amendment of its subordinated promissory note whereby the maturity date was extended to October 29, 2010. As a part of the amendment, the terms of the note were modified so that the Company will be required to make a mandatory prepayment of $1,000,000 on or prior to July 31, 2010. If the Company fails to make the timely prepayment of $1,000,000, the accredited principal amount of the note will then bear interest at a rate of seventeen (17%) percent per annum with interest of thirteen (13%) percent per annum payable in accordance with the terms of the note and interest of four (4%) percent per annum accruing.

NOTE P – QUARTERLY RESULTS (unaudited)

The following tables contain selected unaudited statement of operations information for each quarter of 2008 and 2007.  The following information reflects all normal, recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.  Unaudited results were as follows:

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

NOTE P – QUARTERLY RESULTS (unaudited) (continued)

	December 31, 2008
	March 31	June 30	September 30	December 31

Revenue	$9,247,317	$8,730,827	$8,916,657	$9,366,806

Cost of Goods	6,476,887	6,072,574	6,862,705	7,650,907
Selling, general & administrative expense	1,935,037	2,092,031	1,982,387	1,904,671
Goodwill impairment	-	-	-	2,000,000
Asset impairment	-	-	-	250,000
Total expenses	8,411,924	8,164,605	8,845,092	11,805,578

Operating income (loss)	835,393	566,222	71,565	(2,438,772)

Other income (expense)	(299,073)	(286,804)	(304,827)	(327,509)

Net Income (Loss) Before Income Taxes	536,320	279,418	(233,262)	(2,766,281)

Provision for Income Taxes	-	-	-	94,746

Net Income (Loss)	$536,320	$279,418	$(233,262)	$(2,861,027)

Per share income
Basic	$0.01	$0.01	$(0.01)	$(0.07)
Diluted	$0.01	$0.01	$(0.01)	$(0.07)

Shares used
Basic	37,351,930	39,221,711	39,573,359	39,554,881
Diluted	37,675,930	39,559,211	39,573,359	39,554,881

	December 31, 2007
	March 31	June 30	September 30	December 31

Revenue	$13,888,165	$13,098,668	$8,440,694	$8,381,756

Cost of Goods	10,651,903	10,004,437	6,780,704	5,844,485
Selling, general & administrative expense	2,455,364	2,496,972	2,235,552	2,132,703
Goodwill impairment	-	-	-	12,000,000
Total expenses	13,107,267	12,501,409	9,016,256	19,977,188

Operating income (loss)	780,898	597,259	(575,562)	(11,595,432)

Other income (expense)	(335,728)	(364,415)	(359,451)	(354,151)

Net Income (Loss) Before Income Taxes	445,170	232,844	(935,013)	(11,949,583)

Provision for Income Taxes	-	-	-	62,899

Net Income (Loss)	$445,170	$232,844	$(935,013)	$(12,012,482)

Per share income
Basic	$0.01	$0.01	$(0.03)	$(0.34)
Diluted	$0.01	$0.01	$(0.03)	$(0.34)

Shares used
Basic	34,923,359	34,923,359	34,923,359	34,923,359
Diluted	35,328,359	35,328,359	34,923,359	34,923,359