Form 10-K/A
period 2008-12-31
BRANDPARTNERS GROUP INC
filed 2009-04-29
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (No. 1)

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

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

Our annual report on Form 10-K of BrandPartners Group, Inc. (“we”, “our”, “us”, or the “Company”) for the year ended December 28, 2008, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 31, 2009, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Interim Financial Officer is providing a Rule 13a-14(a) certifications dated April 29, 2009 in connection with this Form 10-K/A and a written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 29, 2009.

TABLE OF CONTENTS

		Page
Part III

Item 10.	Directors, Executive Officers and Corporate Governance	3

Item 11.	Executive Compensation	7

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13

Item 13.	Certain Relationships and Related Transactions, and Director Independence	14

Item 14.	Principal Accounting Fees and Services	14

Part IV

Item 15.	Exhibits and Financial Statement Schedules	14

Part III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

			Term
Name	Age	Position	Expiration

James F. Brooks	46	Chairman of the Board,
		Chief Executive Officer, President and Interim Financial Officer	2009

Richard Levy	74	Director	2008
J. Weldon Chitwood	44	Director	2008
Clifford D. Brune	55	Director	2009

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

There are no family relationships among our executive officers and directors.  None of our executive officers or directors has, during the past five years:

(a)
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of, such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority , permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)
been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

The Company believes, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, that all filing requirements applicable to its officers, directors, and greater than ten percent stockholders were complied with during 2008.

Code of Ethics

The Company has adopted a Code of Ethics effective as of December 8, 2004.  The Code is posted on the Company’s corporate website at www.bptr.com and applies to all personnel of the Company and its operating subsidiaries. We will provide a copy of our Code of Ethics free of charge to any person upon written request to us at the following address: 10 Main Street, Rochester NH  03839.

Board of Directors

The Board of Directors currently consists of four members.  Directors serve until their successors are duly elected or appointed.

Meetings And Committees Of The Board Of Directors

During the fiscal year ended December 31, 2008, the Board of Directors met four (4) times with all incumbent Directors attending in excess of 75% of the meetings.  Additionally, during the fiscal year ended December 31, 2008, the Company’s Audit Committee met four (4) times and its Compensation Committee met three (3) times.

Audit Committee

The Audit Committee (the “Committee”) is currently comprised of Clifford D. Brune, a licensed Certified Public Accountant, who serves as Chairman and J. Weldon Chitwood and Richard Levy.  The role of the Committee  is to assist the Board in its oversight of the Company’s financial reporting process.  The Committee operates pursuant to a Charter that was last amended and restated by the Board in 2004.  A copy of the Committee’s charter is available on the Company’s website at www.bptr.com.

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

In the performance of its oversight function, the Committee reviewed the Company’s quarterly financial reports and regulatory issues facing the Company.  Members of the Audit Committee as presently constituted met and held discussions with M.S.P.C., who served as the Company’s independent auditors.  Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the Committee reviewed and discussed the consolidated financial statements with management and with the Company’s independent auditors.  The Committee also discussed with the Company’s independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU 308), as amended.

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

Compensation Committee

The Compensation Committee is currently comprised of Clifford D. Brune, a licensed Certified Public Accountant, who serves as Chairman, and J. Weldon Chitwood and Richard Levy.  The Committee is responsible for approving the nature and amount of compensation to be paid to, and the employment agreements with, BrandPartners’  and its wholly owned subsidiaries executive officers and senior management, establishing and evaluating performance-based criteria and goals related to compensation, administering BrandPartners’ cash bonus and equity-based plans, determining the balance of short- and long-term compensation to be awarded under these plans with respect to any particular year, and determining and overseeing BrandPartners’ compensation and benefits policies generally.  The Compensation Committee currently does not have a charter.

Compensation Policy.

We seek to offer those types of compensation that will serve to attract, motivate, and retain highly qualified executive officers and key employees in an effort to enhance BrandPartners’ success and shareholder value.  In addition, our compensation policies are designed to align the interests of management with BrandPartners’ shareholders.  In order to do so, we consider a range of short-and long-term cash, and non-cash compensation elements.  We believe this serves the goals of compensating BrandPartners’ executive officers competitively on a current basis, tying a portion of the executives’ compensation to company performance, and allowing the executive officers and key employees to gain an ownership stake in BrandPartners commensurate with their relative levels of seniority and responsibility. Executive officers, senior management and key employees are eligible to receive cash bonus compensation both as discretionary and as percentage of salary tied to specific individual performance criteria based on goals for margins and EBITDA of the Company’s wholly owned operating subsidiaries. Each year, we perform a review of the executive compensation programs, compensation philosophy, and committee mission and performance.  In addition, each year we review the nature and amounts of all elements of the executive officers’ compensation, both separately and in the aggregate, to ensure that the total amount of compensation is competitive with respect to BrandPartners’ peer companies, and that there is an appropriate balance for compensation that is tied to the short- and long-term performance of the Company.

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

Item 11.  Executive Compensation

The following chart displays the compensation for the named executive officers of the Company for the last three completed fiscal years ended December 31st.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James F. Brooks (1)	2008	$360,000	$100,000	$27,778				$35,230	$523,008
Chairman/Chief Exec. Officer	2007	360,000	70,000					52,010	482,010
	2006	360,000	70,000	-	-	-	-	63,033	493,033

Patrick H. Peyton (2)	2008	112,019	25,000	2,222				11,792	151,033
Chief Financial Officer

Suzanne M. Verrill (3)	2008	-	-					27,613	27,613
Chief Financial Officer 2007	2007	32,439	-					133,089	165,528
	2006	145,000	20,000	-		-	-	12,924	177,924

(1)
The amount shown for Stock Awards (column (e)) is based upon the estimated fair value of the restricted stock granted to the named executive and represents the amount of compensation expense we recognized in our consolidated financial statements for the indicated fiscal year.

(2)	All Other Annual Compensation (column (i)) includes health insurance, 401K expenses, car allowance for Mr. Brooks and housing allowance for Mr. Brooks only for fiscal years 2006 and 2007.

(3)
Mr. Brooks entered into an employment agreement as of October 2003 to serve as Chief Executive Officer. The agreement was amended March 16, 2005 and expired March 15, 2008.  Mr. Brooks’ current salary is based upon the terms provided under his prior agreement with the Company.  Mr. Brooks also serves as Chief Executive Officer and President of the Company’s wholly owned subsidiaries.  Pursuant to the 2004 Stock Incentive Plan, Mr. Brook’s options were cancelled and replaced by 1,250,000 shares of restricted common stock on February 8, 2008.  These shares vest 50% on the first anniversary of date of grant and 100% on the second anniversary of date of grant.

(4)	Mr. Peyton was appointed Chief Financial Officer in April 2008 and served in that position through March 2009.

The following table set forth information with respect to the Company’s executives listed in the Summary Compensation Table above concerning the number of unexercised options and the value of unexercised options held by such executives as of the end of 2008.  No options were granted nor exercised by such executives during 2008.

	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned	Option Exercise Price	Option Expiration	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	Exercisable	Unexercisable	options (#)	($)	Date	(#)	($)	(#)	($)

James F. Brooks	0	0	0			1,250,000	$50,000	0	$0
Patrick H. Peyton	0	0	0			100,000	$4,000	0	$0

Stock Awards - Pursuant to the 2004 Stock Incentive Plan, Messrs. Brooks and Peyton were granted 1,250,000 and 100,000 shares of restricted common stock on February 8, 2008 respectively.  These shares vest 50% on the first anniversary of date of grant and 100% on the second anniversary of date of grant.

Other Benefits

The Company provides life insurance of one time annual salary, and short and long-term disability insurance to all employees at no cost to the employees.

Employment Contracts

On March 16, 2005, the Company entered into an amended employment agreement with James F. Brooks, pursuant to which Mr. Brooks agreed to serve as President, Chief Executive Officer, and Corporate Secretary of the Company for a term of three years, ending March 15, 2008.  Pursuant to the terms of his prior employment agreement, the Company is currently paying Mr. Brooks a salary of $360,000 per annum, subject to annual review by the Compensation Committee.

Principal Provisions Of The 2004 Stock Incentive Plan

The following is a summary of the Stock Incentive Plan, as adopted by the Board of Directors and is qualified by reference to the full text of the Stock Incentive Plan, which is available for review at the Company’s offices.

General Provisions

The Stock Incentive Plan authorizes the granting of awards to employees (including officers) of the Company and certain related companies in the form of any combination of (1) options to purchase shares of common stock, (2) stock appreciation rights ("SARs"), (3) shares of restricted common stock ("restricted stock"), (4) shares of deferred common stock ("deferred stock"), (5) bonus stock, and (6) tax-offset payments with respect to any of such awards. The Stock Incentive Plan also authorizes the granting of awards to directors who are not employees or officers of the Company ("Outside Directors") to purchase shares of common stock and related limited SARs and tax-offset payments.

Administration - The Stock Incentive Plan is administered by a committee of the Company's Board of Directors, which consists of at least two Outside Directors. The Committee has authority to interpret the Stock Incentive Plan, adopt administrative regulations, and determine and amend the terms of awards to employees. The Board of Directors has similar authority with respect to Outside Directors (although the Stock Incentive Plan may also provide for certain automatic grants to Outside Directors).

Eligibility - The Committee may make awards under the Stock Incentive Plan to employees (including officers) of the Company or of any entity in which the Company owns at least a 20% interest. All employees and Outside Directors are eligible to receive awards under the Stock Incentive Plan.

Limitations on Awards - The aggregate number of shares of common stock which may be issued under the Stock Incentive Plan is 8,000,000. Such shares may consist of authorized but unissued shares or treasury shares. The exercise of a SAR for cash or for the settlement of any other award in cash will not count against this share limit. Shares subject to lapsed, forfeited or canceled awards, including options canceled upon the exercise of tandem SARs for cash, will not count against this limit and can be re-granted under the Stock Incentive Plan. If the exercise price of an option is paid in common stock or if shares are withheld from payment of an award to satisfy tax obligations with respect to the award, such shares also will not count against the above limit. No recipient may be granted stock options, SARs, restricted stock, deferred stock, or bonus stock under the Stock Incentive Plan with respect to more than 1,500,000 shares of common stock in any fiscal year. No employee or Outside Director may be granted tax-offset payments with respect to more than the number of shares of common stock covered by awards held by such employee. The Stock Incentive Plan does not limit awards which may be made under other plans of the Company.

AWARDS

The Stock Incentive Plan authorizes the Committee (or, with respect to awards to Outside Directors, the Board) to grant the following types of awards:

1. Stock Options. The Committee (or, with respect to awards to Outside Directors, the Board) is authorized to grant incentive stock options ("ISOs") and non-qualified stock options to purchase such number of shares of common stock as the Committee (or, with respect to awards to Outside Directors, the Board) determines. An option will be exercisable at such times, over such term and subject to such terms and conditions as the Committee (or, with respect to awards to Outside Directors, the Board) determines, and at an exercise price determined by the Committee, which may be less than the fair market value of the common stock at the date of grant of the option. The Committee (or, with respect to awards to Outside Directors, the Board) has authority to waive any vesting conditions it may have imposed.

2. Stock Appreciation Rights. Upon exercise of a SAR the holder is entitled to receive, for each share with respect to which the SAR is exercised, an amount (the "appreciation") equal to the excess of the fair market value of a share of common stock on the exercise date over the "base amount" determined by the Committee. The appreciation is payable in cash, common stock, or a combination of both, as determined by the Committee. The Committee (or, with respect to awards to Outside Directors, the Board) may grant a SAR which can only be exercised within the 60-day period following a Change of Control (as such term is defined in the Stock Incentive Plan and summarized below). The Committee (or, with respect to awards to Outside Directors, the Board) may also provide that in the event of a Change of Control, the amount to be paid by the Company upon the exercise of the SAR will be based on the Change of Control Price (as defined in the Stock Incentive Plan and summarized below). Such a SAR is sometimes referred to as a limited SAR.

3. Restricted Stock. The Committee is authorized to award restricted stock subject to such terms and conditions as the Committee may determine in its sole discretion. The Committee has authority to determine the number of shares of restricted stock to be awarded, the price, if any, to be paid by the recipient of the restricted stock, and the date or dates on which (or conditions under which) the restricted stock will vest. The Committee has authority to waive any vesting conditions it may have imposed. The Committee also has authority to determine whether the employee will have the right to vote and/or receive dividends on shares of restricted stock, and whether the certificates for such shares will be held by the Company or delivered to the employee bearing legends to restrict their transfer.

4. Deferred Stock. A deferred stock award is a commitment to deliver a specified number of shares of common stock (or their cash value) at a future date. The award may be made subject to vesting, based on future service or satisfaction of other conditions. The Committee has authority to waive any vesting conditions it may have imposed. During the deferral period set by the Committee, the employee may not sell, transfer, pledge or assign the deferred stock award.

5. Bonus Stock. The Committee may award bonus stock subject to such terms and conditions as it may determine. Such awards may be conditioned upon attainment of specific performance goals or such other criteria as the Committee may determine, and the Committee may waive such conditions in its discretion.

6. Tax-Offset Payments. The Committee (or, with respect to awards to Outside Directors, the Board) is authorized to provide for a tax-offset payment by the Company not in excess of the amount necessary to pay the federal, state, local, and other taxes payable with respect to any award and the receipt of the tax-offset payment, assuming the recipient is taxed at the maximum tax rate applicable to such income.

7. Performance Awards. The Committee can designate any awards to employees under the Stock Incentive Plan as "Performance Awards." Awards so designated are to be granted and administered so as to qualify as "performance-based compensation" under Section 162(m) of the Code. The grant or vesting of a Performance Award will be subject to the achievement of performance objectives (the "Performance Objectives") established by the Committee.

8. Deferral of Awards. The Committee may permit an employee to defer receipt of any award for a specified period or until a specified event.

Director Compensation

The following table illustrates Director Compensation for fiscal year 2008:

					Change in
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	pension value and nonqualified deferred compensation earnings	All other compensation ($)

Clifford D. Brune (1)	$20,000	$22,222	$0	$0	$0	$230,000
J. Weldon Chitwood (2)	$11,875	$11,111	$0	$0	$0	$0
Richard Levy (3)	$11,875	$11,111	$0	$0	$0	$0
Lysle Wickersham (4)	$3,125	$0	$0	$0	$0	$0

(1)
Clifford D. Brune was appointed a director of the Company in December 2005 and elected as a director in June 2006.  He receives a stipend as a Director and for serving as the Chairman of the Audit Committee and the Compensation Committee. Mr. Brune also receives additional compensation for his consulting services to the Company.

(2)	J. Weldon Chitwood has been a director of the Company since October 2003 and receives a stipend as a Director.

(3)	Richard Levy has been a director of the Company since April 1994 and receives a stipend as a Director.

(4)	Lysle Wickersham was appointed a director on June 3, 2008 and resigned effective September 30, 2008 without any disputes or disagreements with the Company and/or its board or management.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding ownership of the Company’s common stock as of March 16, 2009 by (a) each person who is known to us to be the beneficial owner of more than 5% of the common stock of the Company, (b) each of our directors, (c) each of our executive officers, and (d) all directors and executive officers of the Company as a group.  The following information is based in part upon data furnished by the persons indicated below.

Name and Address of Beneficial Owner (1)	Amount Beneficially Owned (2)	Percent of Class

Robert S. Trump (3)	4,455,422	11.5%
Longview Fund, L.P. (4)	3,185,517	8.2%
Stadium Capital Management, LLC (5)	2,863,273	7.4%
James F. Brooks (6)	1,460,568	3.8%
Clifford D. Brune (7)	1,000,000	2.6%
J. Weldon Chitwood (8)	500,000	1.3%
Richard Levy (9)	500,000	1.3%
Patrick H. Peyton (10)	130,000	0.3%
All directors and executive officers as a group	3,590,568	9.2%
(4 persons)
Total	14,094,780

(1)	Unless otherwise indicated, the business address for each of such beneficial owners is in care of BrandPartners Group, Inc., 10 Main Street, Rochester, New Hampshire 03839.

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

(5)	Represents 2,863,273 shares of common stock. The business address for Stadium Capital Management, LLC is 19785 Village Office Court, Suite 101, Bend, OR 97702.

(6)
Mr. Brooks is the Company’s Chairman of the Board of the Directors, President and Chief Executive Officer.  This includes:  1,250,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010, and 31,100 common shares.

(7)	Mr. Brune is a member of the Company’s Board of Directors. This represents: 1,000,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010.

(8)	Mr. Chitwood is a member of the Company’s Board of Directors. This represents: 500,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010.

(9)	Mr. Levy is a member of the Company’s Board of Directors. This represents: 500,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010.

(10)	Mr. Peyton is the Company’s Chief Financial Officer. This represents: 100,000 restricted shares issued February 8, 2008 vesting 50% on February 8, 2009 and 50% on February 8, 2010.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Mr. Chitwood and Mr. Levy are both independent members of the Board of Directors.  The Company does not have any specific guidelines related to the independence of the members of its Board of Directors as it is not listed on any national securities exchange or with any national securities association and its stock is traded on the Over-the-Counter Bulletin Board.

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

Item 14.  Principal Accountant Fees and Services

	2008	2007

Audit fees	$147,000	$140,844
Tax fees	20,000	23,636

Totals	$167,000	$164,480

The classification “audit fees” includes fees for the audits of the Company’s annual financial statements for 2008 and 2007 and the quarterly review of the statements.  “Audit-related services” consists primarily of the review of registration statements and the issuance of related consents.  “Tax fees” include tax planning and the preparation of the Company’s tax returns.  Moore Stephens did not provide any tax or financial information systems design or implementation services to the Company for the year 2008.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(b) Index to Exhibits

31.1	Certification of Chief Executive Officer, President and Interim Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, President and Interim Financial Officer required Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2009 BRANDPARTNERS GROUP, INC.

/s/ JAMES F. BROOKS

James F. Brooks
Chairman, Chief Executive Officer, President
and Interim Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James F. Brooks	April 29, 2009
James F. Brooks, Chairman, Chief Executive Officer
President, and Interim Financial Officer

/s/ Clifford D. Brune	April 29, 2009
Clifford D. Brune, Director

/s/ J. Weldon Chitwood	April 29, 2009
J. Weldon Chitwood, Director

/s/ Richard Levy	April 29, 2009
Richard Levy, Director