Form 10-Q
period 2009-03-31
BRANDPARTNERS GROUP INC
filed 2009-05-15
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes     ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company.  Yes ☐ No ☒

The number of shares of the Company’s common stock outstanding as of May 15, 2009 was 43,823,359.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I Financial Statements

Item 1	Financial Statements

Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008		3

Consolidated Statements of Operations (unaudited) for the
Three Months Ended March 31, 2009 and 2008		4

Consolidated Statements of Cash Flows (unaudited) for the Three
Months Ended March 31, 2009 and 2008		5

Notes to Consolidated Financial Statements (unaudited)		6

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures about
	Market Risk	19

Item 4	Controls and Procedures	19

Part II Other Information

Item 1A	Risk Factors	19

Item 5	Other Information	20

Item 6	Exhibits	20

Signatures		21

Part I                 Financial Statements
Item 1                Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS
Cash	$1,692,569	$1,348,271
Accounts receivable, net of allowance for doubtful accounts of $31,924 and $87,064	4,647,886	7,555,631
Costs and estimated earnings in excess of billings	696,450	986,616
Inventories, net	461,534	640,112
Prepaid expenses and other current assets	255,352	300,416
Total current assets	7,753,791	10,831,046

Property and equipment, net	591,142	670,039
Goodwill, net	10,271,969	10,271,969
Other assets	31,432	31,532

Total assets	$18,648,334	$21,804,586

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,136,556	$4,601,753
Billings in excess of costs and estimated earnings	5,304,930	7,790,590
Short term debt	24,803	32,903
Total current liabilities	8,466,289	12,425,246

Long term debt, net of current maturities	6,709,137	6,648,041

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; issued 38,823,359	388,234	388,234
Additional paid in capital	45,205,677	45,181,302
Accumulated deficit	(41,855,920)	(42,573,154)
Accumulated other comprehensive income
Foreign currency adjustment	47,417	47,417
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	3,472,908	2,731,299

Total liabilities and stockholders' equity	$18,648,334	$21,804,586

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	3 Months Ended	3 Months Ended
	March 31	March 31
	2009	2008

Revenues	$11,457,636	$9,247,317

Costs and expenses
Cost of revenues	8,163,442	6,476,887
Selling, general and administrative	2,283,805	1,924,911

Total expenses	10,447,247	8,401,798

Operating income	1,010,389	845,519

Interest expense, net	(274,655)	(299,073)

INCOME BEFORE INCOME TAXES	735,734	546,446

Provision for Income Taxes	18,500	10,126

NET INCOME	$717,234	$546,446

Basic and diluted earnings per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted - average shares outstanding
Basic	38,723,359	37,351,930
Diluted	38,993,359	37,675,930

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2009	2008

Cash flows provided by (used in) operating activities
Net income	$717,234	$536,320

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	88,694	106,226
Amortization of deferred financing costs	-	19,198
Provision for doubtful accounts	1,000	(32,083)
Allowance for obsolete inventory	34,797	55,839
Stock-based compensation	24,375	-

Changes in operating assets and liabilities

Accounts receivable	2,906,745	(825,527)
Costs and estimated earnings in excess of billings	290,166	366,222
Inventories	143,781	(36,474)
Prepaid expenses and other assets	45,164	120,463
Accounts payable and accrued expenses	(1,465,197)	(254,350)
Billings in excess of costs and estimated earnings	(2,485,660)	(909,001)

Net cash provided by (used in) operating activities	301,099	(853,167)

Cash flows (used in) investing activities
Acquisition of equipment	(9,797)	(31,147)

Cash flows provided by (used in) financing activities
Net borrowings on short term debt	-	1,225,052
Proceeds from long term debt	66,158	64,241
Payments on long term debt	(13,162)	(171,182)

Net cash provided by financing activities	52,996	1,118,111

NET INCREASE IN CASH	344,298	233,797
Effect of exchange rates on cash and equivalents	-	(1,915)

Cash, beginning of periods	1,348,271	184,504

Cash, end of periods	$1,692,569	$416,386

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$209,405	$218,260
Cash paid during the period for income taxes	$29,039	$64,494

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2008 filed with the SEC on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows.  The consolidated statements of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the entire year.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The accounting policies followed by the Company are set forth in Note B to the Company’s consolidated financial statements in its Form 10-K for December 31, 2008.

NOTE B – INVENTORIES, NET

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market.  Inventories consist of the following at:

	March 31, 2009	December 31, 2008
	(unaudited)

Finished goods	$385,047	$351,931
Raw materials	186,832	341,058
Work in process	4,889	32,314
	$576,768	$725,303
Less - Reserves	(115,234)	(85,191)
Total Inventories, Net	$461,534	$640,112

NOTE C – GOODWILL AND DEFERRED FINANCING COSTS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  We evaluate the recoverability and measure the potential impairment of goodwill under the Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets.  SFAS No. 142 requires that the Company analyze goodwill for impairment on at least an annual basis or if such an event or change in circumstances occur.  In assessing the recoverability of our goodwill, management must make certain assumptions regarding estimated future cash flows and other factors to determine its fair value.  If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.  For the three months ended March 31, 2009 and 2008, no impairment loss was recognized.

Deferred financing costs are being amortized on a straight-line basis over three to seven years, which represents the life of the related debt.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE D – SHORT TERM DEBT

	March 31, 2009	December 31, 2008
	(unaudited)

Capital lease, current portion	20,753	$20,753
Put warrant (1)	4,050	$12,150

Total Short Term Debt	$24,803	$32,903

On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender.  The Facility provides for the following:

•	$2,000,000 Term Loan, which required 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to LIBOR

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to LIBOR

•	LIBOR equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios.  At March 31, 2009, the Company was in compliance with the covenants and ratios.  The Facility expires on April 30, 2010, pursuant to an extension negotiated on March 30, 2009.  On March 31, 2009, LIBOR was 0.50%, and the adjusted interest rate was 3.50% for the revolving line of credit.  At March 31, 2009, approximately $3.7 million was available under the line of credit.  On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

(1)	The put warrant is related to the subordinated promissory note in the principal amount of $5,000,000, which is discussed further in Note E (2).

NOTE E – LONG TERM DEBT

Long Term Debt consists of the following:

	March 31, 2009	December 31, 2008
	(unaudited)

Capital lease (1)	47,897	52,959
Note payable (2)	5,000,000	5,000,000
Interest payable	1,681,993	1,615,835
	6,729,890	6,668,794
Less capital lease current portion (1)	(20,753)	(20,753)
Total Long Term Debt	$6,709,137	$6,648,041

(1)
The Company leases the telephone system for its main location and other equipment under capital leases which commenced in 2006.  The leases expire in 2009 and 2011.  The economic substance of the leases is that the Company is financing the acquisition of certain assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. The lease agreements contain a bargain purchase option at the end of the lease term. For a complete listing of the Company's operating leases, see the Company’s Form 10-K as of December 31, 2008.

(2)
A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party.  The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”).  The terms of the Note were modified effective March 30, 2009 whereby the maturity date was extended to October 29, 2010, at which time the principal and all PIK amounts of approximately $7.1 million will be due. Under the terms of the amendment, the Company will be required to make a mandatory prepayment of $1 million on or prior to July 31, 2010. If the Company fails to make the timely payment of $1 million, the accreted principal amount of the Note will then bear interest at a rate of 17% per annum with interest of 13% per annum payable in accordance with the term of the Note and interest of 4% accruing.  Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of March 31, 2009.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Concurrently and in connection with the 2001 issuance of the Note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share.  The warrants expire on October 11, 2011 and can be “put” to the Company.

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods.  Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and charged to selling, general and administrative expenses.   As of March 31, 2009 and December 31, 2008, the liability of the put warrant has been disclosed in the amounts of $4,050 and $12,150, respectively, under Short Term Debt (Note D).

If the Company is unable to pay the Put Warrant repurchase price, the Put Note can be issued to the holder of the warrants.  That Put Note would have the following characteristics:

a)	Interest rate of 18% per annum
b)	Due and payable on October 29, 2010
c)	No financial covenants

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE F – FAIR VALUE MEASUREMENTS

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

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities - Put warrant (See Note E)	$4,050	$4,050

Total Liabilities	$4,050	$4,050	$-	$-

NOTE G – SIGNIFICANT CUSTOMERS

For the three months ended March 31, 2009, one customer accounted for approximately 43% of the Company’s revenue.  Accounts receivable for this customer as of March 31, 2009 were $2.3 million.  For the three months ended March 31, 2008, one customer accounted for approximately 38% of the Company’s revenue.  Accounts receivable for this customer as of March 31, 2008 were $2.6 million.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE H – COMMITMENTS AND CONTINGENCIES

As of March 31, 2009, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $13.8 million versus $8.6 million as at March 31, 2008.

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

NOTE I – STOCK-BASED COMPENSATION

The Company did not grant any stock options for the three months ending March 31, 2009 nor did any options vest.

In 2008, the Company awarded 4,750,000 shares of restricted stock to key officers, employees and directors in accordance with the Company’s 2004 Stock Incentive Plan of which 1,062,500 shares were subsequently cancelled.  Compensation expense for the number of shares issued is recognized over the two-year vesting period.  For the three month period ended March 31, 2009, this expense totaled approximately $24,000.  For the three month period ended March 31, 2008, there were no such expenses.

NOTE J – INCOME TAXES

At March 31, 2009, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal income tax expense.

The Company has NOL’s of approximately $9.0 million available to offset future taxable income.  These NOL’s expire at various dates through 2028.  At December 31, 2008, the Company had deferred tax assets of approximately $4.1 million.  The deferred tax assets consist primarily of net operating loss carry-forwards and previously accrued reserves.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which is uncertain.   Accordingly, the deferred tax assets have been fully offset by a valuation allowance of the same amount.  Pursuant to Section 382 of the Internal Revenue Code, NOL carry-forwards may be limited in use in any given year in the event of a significant change in ownership.

There may be state tax expense in certain states where the tax statutes do not recognize or do limit the use of NOL’s.

NOTE K - SUBSEQUENT EVENTS

On May 14, 2009, the Company entered into a subscription agreement with an accredited investor in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 and in reliance of similar exemptions under applicable state securities laws for the sale of 1,000,000 shares of common stock at the then fair market value as quoted on the Over the Counter Bulletin Board.

In May 2009, the Company entered into consulting and/or service agreements that provided for the issuance of 1,500,000 shares of restricted common stock as a portion of the consideration.

In May 2009, the Company issued an aggregate of 2,600,000 shares of restricted common stock to officers and directors as well as employees of it’s wholly owned subsidiary BrandPartners Retail pursuant to it’s 2004 Stock Incentive Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had a working capital deficit of approximately $(712,000), stockholders’ equity of approximately $3.5 million, and a current ratio of approximately .92 to 1.  At December 31, 2008, the Company had a working capital deficit of approximately $(1.6 million), stockholders’ equity of approximately $2.7 million, and a current ratio of approximately .87 to 1.  This change in working capital arises primarily from net income, a decrease in billing in excess of costs and estimated earnings and a decrease in accounts payable and accrued expenses.

As of March 31, 2009, the Company had cash of approximately $1.7 million.  As of December 31, 2008, the Company had cash of approximately $1.3 million.

For the three months ended March 31, 2009, the net cash provided by operating activities amounted to approximately $0.3 million, which resulted primarily from net income before non-cash expenses of $0.9 million and by a decrease in accounts receivable of $2.9 million. This was offset by a decrease in billings in excess of costs and estimated earnings ($2.5 million) and a decrease in accounts payable and accrued expenses ($1.5 million).

Due to the nature of the project accounting used for large contracts, all vendor and labor costs are entered on the balance sheet until the associated revenue is recognized.  Upon revenue recognition, the associated expenses and profit are transferred to the statement of operations.  The Cost and estimated earnings in excess of billings account reflects the costs which have been incurred by the Company with resultant revenue recognition in completing a contractual obligation, which according to the terms of the contract, cannot be invoiced as of the end of the fiscal period and is therefore an asset since those charges will be invoiced in the future.  Its companion account, Billings in excess of costs and estimated earnings, reflects the balance of those invoices to clients for which work to the level of the billing deposits has not yet occurred.  Thus, a liability exists on the balance sheet for the obligation on the part of the Company to perform work to the level of the deposits invoiced to the client.  Due to the size of the contracts, these accounts can fluctuate considerably as of the end of the fiscal period and during the interim periods.

The accompanying consolidated balance sheets include the following captions at:

	March 31,	December 31,
	2009	2008	Difference
	(unaudited)
Cost and estimated earnings in excess of billings	$696,450	$986,616	$(290,166)
Billings in excess of costs and estimated earnings	(5,304,930)	(7,790,590)	2,485,660

Totals	$(4,608,480)	$(6,803,974)	$2,195,494

We used cash flows to principally fund the acquisition of equipment amounting to approximately $9,800 during the three months ended March 31, 2009.

Our cash flows provided by financing activities were the result of payments on long-term debt of $13,000 offset by proceeds from long-term debt of $66,000.

INDEBTEDNESS

BRANDPARTNERS CREDIT FACILITY

BrandPartners negotiated a credit facility (the “Facility”) with a commercial lender effective May 5, 2005.  The Facility provides for the following:

•	$2,000,000 Term Loan, which required 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to LIBOR

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to LIBOR

•	LIBOR equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios.  The Facility expires on April 30, 2010, pursuant to an extension negotiated on March 30, 2009.  On March 31, 2009, LIBOR was 0.50%, and the adjusted interest rate was 3.50% for the revolving line of credit.  At March 31, 2009, approximately $3.7 million was available under the line of credit.  On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

Effective March 30, 2009, the Company entered into an amendment to it’s Loan Agreement with it’s commercial lender whereby it’s revolving facility was renewed. The line of credit as renewed continues to be a demand facility subject to the terms and conditions of the Company’s Loan Agreement and Revolving Line of Credit.

If for any reason the Company defaults on the Facility, the amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of BrandPartners.

THE BRAND RETAIL SUBORDINATED NOTE PAYABLE

A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party.  The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”).  The Note matures on October 29, 2010, at which time the principal and all PIK amounts of approximately $7.1 million will be due.  Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of March 31, 2009.

Concurrently and in connection with the 2001 issuance of the Note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share.  The warrants expire on October 11, 2011 and can be “put” to the Company.

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods.  Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and charged to selling, general and administrative expenses.

At March 31, 2009 and December 31, 2008, the Company had a liability of $4,050 and $12,150 related to the “put warrants,” respectively.

If the Company is unable to pay the Put Warrant repurchase price, the Put Note can be issued to the holder of the warrants.  That Put Note would have the following characteristics:

(a)	Interest rate of 18% per annum
(b)	Due and payable on October 29, 2010
(c)	No financial covenants

As part of the extension and amendment, the terms of the Note were modified so that the Company will be required to make a mandatory prepayment of $1 million on or prior to July 31, 2010. If the Company fails to make timely prepayment of $1 million, the accreted principal amount of the Note will then bear interest at a rate of 17% per annum with interest of 13% per annum payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”).

While we are seeking to modify terms of the facility, if we are unable to modify same or make payment on this facility at any time or at the maturity date of same, or if we are unable to abide by the financial covenants of the facility, we may be deemed in default of the subordinate loan agreement.

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

COMMITMENTS AND CONTINGENCIES

As of March 31, 2009 booked orders for the company, consisting of signed contracts not yet completed, totaled approximately $13.8 million versus $8.6 million as at March 31, 2008.

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

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

REVENUES:  Revenues are recognized as products and services are delivered.  If the Company is managing the project for its customers, these services and their related products are accounted for using the percentage of completion method.

Revenues for the first three months of 2009 compared to the first three months of 2008 increased by 24%, or approximately $2.2 million, which was primarily due to new projects being signed and delivered in the first quarter of 2009.

COST OF REVENUES:  Cost of revenues increased 26% or approximately $1.7 million primarily due to higher revenues in the first three months of 2009 versus the same 2008 period. In addition, due to the change in our product and services mix, our cost of revenues as a percentage of revenue was 71% for the first three months of 2009 as compared to 70% for the first three months of 2008.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:  Selling, general and administrative expenses (SG&A) amounted to approximately $2.3 million in the first three months of 2009 versus $1.9 million for the same period in 2008, an increase of approximately $359,000 or 19%.  The increased SG&A expense was principally due to increased costs including compensation (approximately $183,000), professional fees (approximately $72,000) and other general overhead costs.

OPERATING INCOME:  Operating income for the first three months of 2009 in the amount of $1.0 million increased approximately $165,000 or 19.5% due to the factors noted above.

INTEREST EXPENSE, NET:  Interest expense, net for the three months ended March 31, 2009 decreased by approximately $24,000 or 8% versus the same period in 2008. This was due to the term loan being paid in full May 5, 2008 and also due to improved cash flow, which resulted in less use of the line of credit.

NET INCOME:  Net income for the first three months of 2009 of approximately $717,000 compares to a net income of $546,000 for the first three months of 2008, an increase of $171,000.

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

ITEM 3.  QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK

Our Revolving Credit Facility exposes us to the risk of earnings or cash flow loss due to changes in market interest rates.  A portion of the Revolving Credit Facility accrues interest at LIBOR plus an applicable margin.  The balance of the Facility accrues interest at the Wall Street Journal’s published prime rate.  For a description of the terms of the Term Loan and Revolving Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above.

The table below provides information on our market sensitive financial instruments as of March 31, 2009.

	Principal Balance	Weighted Average Interest Rate at March 31, 2009

Revolving Credit Facility	$-	3.50%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure and Internal Controls

The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as of the end of the period covered by this report.  This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer (“CEO) and the Chief Accounting Officer (“CAO”).

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

Conclusions

Based on our evaluation, the CEO and the CAO concluded that the registrant’s disclosures, controls, and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

ITEM 5.  OTHER INFORMATION

On May 14, 2009, the Company entered into a subscription agreement with an accredited investor in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933.

In May 2009, the Company entered into consulting and/or service agreements that provided for the issuance of 1,500,000 shares of restricted common stock as a portion of the consideration.

In May 2009, the Company issued an aggregate of 2,600,000 shares of restricted common stock to officers and directors as well as employees of it’s wholly-owned subsidiary BrandPartners Retail pursuant to it’s 2004 Stock Incentive Plan.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer, President and Interim Financial Officer Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer Pursuant to 17 C.F.R. 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDPARTNERS GROUP, INC.

Dated: May 15, 2009

	By:	/S/ James F. Brooks
James F. Brooks
Chief Executive Officer and President

Dated: May 15, 2009	By:	/S/ Jane E. Quilliam
Jane E. Quilliam
Chief Accounting Officer