Form 10-Q
period 2009-06-30
BRANDPARTNERS GROUP INC
filed 2009-08-13
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer ☒	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company. Yes☐ No☒

The number of shares of the Company’s common stock outstanding as of August 13, 2009 was 43,910,859.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I Financial Statements

Item 1 Financial Statements

Consolidated Balance Sheets
June 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Operations (unaudited) for the
Six and Three Months Ended June 30, 2009 and 2008	4

Consolidated Statements of Cash Flows (unaudited) for the Six
Months Ended June 30, 2009 and 2008	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2 Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3 Quantitative and Qualitative Disclosures about
Market Risk	21

Item 4 Controls and Procedures	21

Part II Other Information

Item 1A Risk Factors	21

Item 5 Other Information	22

Item 6 Exhibits	23

Signatures	24

Part I                 Financial Statements
Item 1                 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)

ASSETS

Cash	$583,169	$1,348,271
Accounts receivable, net of allowance for
doubtful accounts of $26,592 and $87,064	3,687,216	7,555,631
Costs and estimated earnings in excess of billings	559,381	986,616
Inventories, net	423,106	640,112
Prepaid expenses and other current assets	281,539	300,416
Total current assets	5,534,411	10,831,046

Property and equipment, net	525,543	670,039
Goodwill, net	10,271,969	10,271,969
Other assets	31,432	31,532

Total assets	$16,363,355	$21,804,586

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,761,743	$4,601,753
Billings in excess of costs and estimated earnings	3,357,961	7,790,590
Short term debt	44,386	32,903
Total current liabilities	6,164,090	12,425,246

Long term debt, net of current maturities	6,772,189	6,648,041

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares
authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares
authorized; issued 44,010,859 and 38,823,859	440,108	388,234
Additional paid in capital	45,271,201	45,181,302
Accumulated deficit	(42,019,150)	(42,573,154)
Accumulated other comprehensive income
Foreign currency adjustment	47,417	47,417
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	3,427,076	2,731,299

Total liabilities and stockholders' equity	$16,363,355	$21,804,586

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	6 Months Ended	6 Months Ended	3 Months Ended	3 Months Ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008

Revenues	$19,957,123	$17,978,144	$8,499,487	$8,730,827

Costs and expenses
Cost of revenues	14,656,678	12,549,018	6,493,260	6,072,418
Selling, general and administrative	4,171,456	4,000,884	1,887,627	2,075,687

Total expenses	18,828,134	16,549,902	8,380,887	8,148,105

Operating income	1,128,989	1,428,242	118,600	582,722

Interest expense, net	(547,558)	(585,877)	(272,902)	(286,804)

INCOME (LOSS) BEFORE INCOME TAXES	581,431	842,365	(154,302)	295,918

Provision for Income Taxes	27,427	26,627	8,927	16,500

NET INCOME (LOSS)	$554,004	$815,738	$(163,229)	$279,418

Basic and diluted earnings per share
Basic	$0.01	$0.02	$0.00	$0.01
Diluted	$0.01	$0.02	$0.00	$0.01

Weighted - average shares outstanding
Basic	39,960,928	38,236,821	41,215,255	39,221,711
Diluted	40,264,678	38,574,321	41,215,255	39,559,211

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	6 months ended	6 months ended
	June 30,	June 30,
	2009	2008

Cash flows provided by operating activities
Net income	$554,004	$815,738

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	171,727	233,240
Amortization of deferred financing costs	-	32,850
Provision for doubtful accounts	1,000	(84,097)
Allowance for obsolete inventory	57,930	104,321
Stock-based compensation	81,440	42,777
Non-cash consulting expense	15,334	-
Loss on disposal of assets	-	1,750

Changes in operating assets and liabilities

Accounts receivable	3,867,415	620,530
Costs and estimated earnings in excess of billings	427,235	52,809
Inventories	159,076	(47,486)
Prepaid expenses and other assets	18,977	81,458
Accounts payable and accrued expenses	(1,825,011)	224,689
Billings in excess of costs and estimated earnings	(4,432,629)	(1,863,206)

Net cash provided by (used in) operating activities	(903,502)	215,373

Cash flows (used in) investing activities
Acquisition of equipment	(27,231)	(94,202)

Cash flows provided by (used in) financing activities
Net borrowings on short term debt	-	(69,448)
Proceeds from long term debt	133,721	129,131
Payments on long term debt	1,910	(286,917)
Proceeds from issuance of common stock	30,000	-

Net cash provided by (used in) financing activities	165,631	(227,234)

NET DECREASE IN CASH	(765,102)	(106,063)
Effect of exchange rates on cash	-	(1,915)

Cash, beginning of period	1,348,271	184,504

Cash, end of period	$583,169	$76,526

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$411,608	$448,904
Cash paid during the period for income taxes	$66,710	$94,368

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2008 filed with the SEC on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows.  The consolidated statements of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the results expected for the entire year.

Subsequent events have been evaluated through the filing date of the unaudited consolidated financial statements.

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

NOTE B – INVENTORIES, NET

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market.  Inventories consist of the following at:

	June 30, 2009	December 31, 2008
	(unaudited)

Finished goods	$348,945	$351,931
Raw materials	188,839	341,058
Work in process	4,307	32,314
	$542,091	$725,303
Less - Reserves	(118,985)	(85,191)
Total Inventories, Net	$423,106	$640,112

NOTE C – GOODWILL AND DEFERRED FINANCING COSTS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  We evaluate the recoverability and measure the potential impairment of goodwill under the Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Other Intangible Assets.  SFAS No. 142 requires that the Company analyze goodwill for impairment on at least an annual basis or if such an event or change in circumstances occur.  In assessing the recoverability of our goodwill, management must make certain assumptions regarding estimated future cash flows and other factors to determine its fair value.  If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.  For the six months ended June 30, 2009 and 2008, no impairment loss was recognized.

Deferred financing costs are being amortized on a straight-line basis over three to seven years, which represents the life of the related debt.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE D – SHORT TERM DEBT

	June 30, 2009	December 31, 2008
	(unaudited)

Capital lease, current portion	20,086	$20,753
Put warrant (1)	24,300	$12,150

Total Short Term Debt	$44,386	$32,903

On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender.  The Facility provides for the following:

•	$2,000,000 Term Loan, which required 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to LIBOR

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to LIBOR

•	LIBOR equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios.  At June 30, 2009, the Company was in compliance with the covenants and ratios.  The Facility expires on April 30, 2010, pursuant to an extension negotiated on March 30, 2009.  On June 30, 2009, LIBOR was 0.32%, and the adjusted interest rate was 3.82% for the revolving line of credit.  At June 30, 2009, approximately $2.9 million was available under the line of credit.  On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(1)	The put warrant is related to the subordinated promissory note in the principal amount of $5,000,000, which is discussed further in Note E (2).

NOTE E – LONG TERM DEBT

Long Term Debt consists of the following:

	June 30, 2009	December 31, 2008
	(unaudited)

Capital lease (1)	42,719	52,959
Note payable (2)	5,000,000	5,000,000
Interest payable	1,749,556	1,615,835
	6,792,275	6,668,794
Less capital lease current portion (1)	(20,086)	(20,753)
Total Long Term Debt	$6,772,189	$6,648,041

(1)
The Company leases the telephone system for its main location and other equipment under capital leases which commenced in 2006.  The leases expire in 2009 and 2011.  The economic substance of the leases is that the Company is financing the acquisition of certain assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities. The lease agreements contain a bargain purchase option at the end of the lease term. For a complete listing of the Company’s capital leases see the Company’s Form 10-K as of December 31, 2008.

(2)
A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party.  The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”).  The terms of the Note were modified effective March 30, 2009 whereby the maturity date was extended to October 29, 2010, at which time the principal and all PIK amounts of approximately $7.1 million will be due. Under the terms of the amendment, the Company will be required to make a mandatory prepayment of $1 million on or prior to July 31, 2010. If the Company fails to make the timely payment of $1 million, the accreted principal amount of the Note will then bear interest at a rate of 17% per annum with interest of 13% per annum payable in accordance with the term of the Note and interest of 4% accruing.  Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of June 30, 2009.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Concurrently and in connection with the 2001 issuance of the Note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share.  The warrants expire on October 11, 2011 and can be “put” to the Company.

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods.  Changes to the future fair value of the “put warrants” are recorded in accordance with FASB No. 133 and charged to selling, general and administrative expenses.   As of June 30, 2009 and December 31, 2008, the liability of the put warrant has been disclosed in the amounts of $24,300 and $12,150, respectively, under Short Term Debt (Note D).

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

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities - Put warrant (See Note E)	$24,300	$24,300

Total	$24,300	$24,300	$-	$-

NOTE G – SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2009, one customer accounted for approximately 28% of the Company’s revenue. For the three months ended June 30, 2009, one customer accounted for approximately 23% of the Company’s revenue.  Accounts receivable for this customer as of June 30, 2009 were $1.1 million.  For the six months ended June 30, 2008, one customer accounted for approximately 26% of the Company’s revenue.  For the three months ended June 30, 2008, two customers accounted for approximately 17% and 13% of the Company’s revenue, respectively. Accounts receivable for these customers as of June 30, 2008 were $1.8 million.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES

As of June 30, 2009, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $7.2 million.

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

NOTE I – STOCK-BASED COMPENSATION

The Company did not grant any stock options for the six months ending June 30, 2009 and 2008, nor did any options fully vest.

For the six month period ended June 30, 2009, the Company issued an aggregate of 2,900,000 shares of restricted common stock to officers and directors as well as employees of its wholly-owned subsidiary BrandPartners Retail, Inc. pursuant to the Company’s 2004 Stock Incentive Plan. The Company also issued 1,500,000 shares of restricted common stock as consideration for consulting and/or service agreements that were entered into in May 2009.

In 2008, the Company awarded 4,750,000 shares of restricted common stock to key officers, employees and directors in accordance with the Company’s 2004 Stock Incentive Plan, of which 1,062,500 shares were subsequently cancelled.

Compensation expense for the number of shares issued is recognized over the vesting period.  For the six and three month period ended June 30, 2009, this expense totaled approximately $97,000 and $72,000, respectively. For the six and three month period ended June 30, 2008, this expense totaled approximately $43,000 and nil, respectively.

NOTE J – INCOME TAXES

At June 30, 2009, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal income tax expense.

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

NOTE K - SUBSEQUENT EVENTS

On August 7, 2009, the Company held its 2009 annual meeting of shareholders. Three proposals were presented to shareholders at the annual meeting. All proposals received the requisite approval from shareholders entitled to vote.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company had a working capital deficit of approximately $630,000, stockholders’ equity of approximately $3.4 million, and a current ratio of approximately .90 to 1.  At December 31, 2008, the Company had a working capital deficit of approximately $1.6 million, stockholders’ equity of approximately $2.7 million, and a current ratio of approximately .87 to 1.

As of June 30, 2009, the Company had cash of approximately $583,000.  As of December 31, 2008, the Company had cash of approximately $1.3 million.

For the six months ended June 30, 2009, the net cash used in operating activities amounted to approximately $0.9 million, which resulted primarily from a decrease in (i) billings in excess of costs and estimated earnings of $4.4 million and (ii) accounts payable and accrued expenses of $1.8 million. These negative variances were partially offset by net income plus non-cash items of $0.9 million and the decrease in accounts receivable of $3.9 million.

Due to the nature of the project accounting used for large contracts, all vendor and labor costs are recorded on the balance sheet until the associated revenue is recognized.  Upon revenue recognition, the associated expenses and profit are transferred to the statement of operations.

The accompanying consolidated balance sheets include the following captions at:

	June 30,	December 31,
	2009	2008	Difference
	(unaudited)
Costs and estimated earnings in excess of billings	$559,381	$986,616	$(427,235)

Billings in excess of costs and estimated earnings	(3,357,961)	(7,790,590)	4,432,629

Totals	$(2,798,580)	$(6,803,974)	$4,005,394

Investing activities used cash flows to principally fund the acquisition of equipment amounting to approximately $27,000 during the six month period ended June 30, 2009.

Financing activities cash flows include proceeds from long-term debt of $134,000 and issuance of common stock of $30,000 during the six month period ended June 30, 2009.

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

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios.  The Facility expires on April 30, 2010, pursuant to an extension negotiated on March 30, 2009.  On June 30, 2009, LIBOR was 0.32%, and the adjusted interest rate was 3.82% for the revolving line of credit.  At June 30, 2009, approximately $2.9 million was available under the line of credit.  On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

Effective March 30, 2009, the Company entered into an amendment to its Loan Agreement with its commercial lender whereby it’s revolving facility was renewed. The line of credit as renewed continues to be a demand facility subject to the terms and conditions of the Company’s Loan Agreement and Revolving Line of Credit.

If for any reason the Company defaults on the Facility, the amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of BrandPartners.

THE BRAND RETAIL SUBORDINATED NOTE PAYABLE

A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party.  The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”).  The Note matures on October 29, 2010, at which time the principal and all PIK amounts of approximately $7.1 million will be due.  Under the terms of the Note, the Company is required to maintain certain financial covenants and is in compliance as of June 30, 2009.

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

At June 30, 2009 and December 31, 2008, the Company had a liability of $24,300 and $12,150 related to the “put warrants,” respectively.

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

COMMITMENTS AND CONTINGENCIES

As of June 30, 2009 booked orders for the company, consisting of signed contracts not yet completed, totaled approximately $7.2 million.

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

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

REVENUES:  Revenues are recognized as products and services are delivered.  If the Company is managing the project for its customers, these services and their related products are accounted for using the percentage of completion method.

Revenues for the first six months of 2009 compared to the first six months of 2008 increased by 11%, or approximately $2.0 million, which was primarily due to new retail bank projects being signed and delivered in the first six months of 2009 versus 2008.

COST OF REVENUES:  Cost of revenues increased 17% or approximately $2.1 million primarily due to higher revenues in the first six months of 2009 versus the same 2008 period. In addition, due to the change in our product and services mix, our cost of revenues as a percentage of revenue was 73% for the first six months of 2009 as compared to 70% for the first six months of 2008.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:  SG&A amounted to approximately $4.2 million in the first six months of 2009 versus $4.0 million for the same period in 2008, an increase of approximately $200,000 or 5%.  The increased SG&A expense was principally due to consulting, investor relations and other professional fees of approximately $189,000.

OPERATING INCOME:  Operating income for the first six months of 2009 in the amount of $1.1 million decreased approximately $299,000 or 21% due to the factors noted above.

INTEREST EXPENSE, NET:  Interest expense, net for the six months ended June 30, 2009 decreased by approximately $38,000 or 6.5% versus the same period in 2008 due to a lower level of outstanding borrowed funds in 2009 versus 2008.

NET INCOME:  Net income for the first six months of 2009 amounted to approximately $554,000 compared to a net income of $816,000 for the first six months of 2008, a decrease of $262,000.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

REVENUES:  Revenues for the second quarter of 2009 compared to the second quarter of 2008 decreased by 3%, or approximately $231,000, which was primarily due to certain projects which were anticipated to close with prospective clients being either delayed or put on hold.

COST OF REVENUES:  Cost of revenues increased 7% or approximately $421,000 primarily due to lower margin projects. Our cost of revenues as a percentage of revenue was 76% for the second quarter of 2009 as compared to 70% for the second quarter of 2008.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:  SG&A amounted to approximately $1.9 million in the second quarter of 2009 versus $2.1 million for the same period in 2008, a decrease of approximately $200,000 or 9%.  The decreased SG&A expense was principally due to reduced compensation costs ($309,000) and offset by consulting, investor relations and other professional fees.

OPERATING INCOME:  Operating income for the second quarter of 2009 in the amount of $119,000 decreased approximately $464,000 or 80% versus the same period in 2008, due to the factors noted above.

INTEREST EXPENSE, NET:  Interest expense, net for the second quarter of 2009 decreased by approximately $14,000 or 5% versus the same period in 2008 due to a lower level of outstanding borrowed funds in 2009.

NET INCOME (LOSS):  The Company incurred a net loss for the second quarter of 2009 of approximately $163,000 compared to net income of $279,000 for the second quarter of 2008, a decrease of $442,000.

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

The table below provides information on our market sensitive financial instruments as of June 30, 2009.

	Principal Balance	Weighted Average Interest Rate at June 30, 2009

Revolving Credit Facility	$-	3.82%

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure and Internal Controls

The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2009.  This evaluation was done with the participation of management, under the supervision of our Chief Executive Officer (“CEO) and the Chief Accounting Officer (“CAO”).

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

Conclusions

Based on our evaluation, the CEO and the CAO concluded that the registrant’s disclosures, controls, and procedures are effective as of the end of such period to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.  OTHER INFORMATION

On May 14, 2009, the Company entered into a subscription agreement with an accredited investor in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933.

On August 7, 2009, the Company held its 2009 annual meeting of shareholders. As of the June 29, 2009 record date, holders of a total of 43,910,859 shares of common stock were eligible to vote on the proposals presented at the annual meeting. Of the shares eligible to vote, a total of 37,616,076 shares were present at the meeting in person or by proxy. Three proposals were presented to shareholders at the annual meeting; the proposals received the requisite approval from shareholders entitled to vote and the votes cast for same are set forth below:

•
Prior to the Annual Meeting, the Board of Directors was comprised of five (5) directors, of which four (4) directors stood for election and one (1) director Clifford D. Brune elected not to stand for re-election. The votes cast for the four incumbent director nominees standing for election and terms elected were as follows:

o	Mr. J. Weldon Chitwood ((Class I Director), one (1) year term) – 29,640,005 shares voted in favor and 7,860,729 shares against and 59,465 shares withheld.
o	Mr. Anthony S. Graham ((Class I Director, one (1) year term) – 29,674,094 shares voted in favor and 7,826,641 shares against and 59,465 shares withheld.
o	Mr. Richard Levy ((Class II Director, two (2) year term) – 29,494,937 shares voted in favor and 8,061,874 shares against and 59,265 shares withheld.
o	Mr. James F. Brooks ((Class III Director, three (3) year term) – 27,578,713 shares voted in favor and 9,978,078 shares against and 59,285 shares withheld.

•
The proposal to ratify MSPC Certified Public Accountants & Advisors P.C. as the Company’s independent public accountants for the 2009 fiscal year received the affirmative vote of 30,176,810 shares, 6,157,695 shares against and 1,281,571 abstentions.

•
The proposal to amend the certificate of incorporation to increase the authorized common stock of the company from 100,000,000 to 200,000,000 shares received the affirmative vote of 26,412,538 shares, 10,679,381 shares against and 524,156 abstentions

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Accounting Officer.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDPARTNERS GROUP, INC.

Dated: August 13, 2009

	By:	/S/ James F. Brooks

James F. Brooks
Chief Executive Officer and President

Dated: August 13, 2009

	By:	/S/ Jane E. Quilliam

Jane E. Quilliam
Chief Accounting Officer