Form 10-Q
period 2009-09-30
BRANDPARTNERS GROUP INC
filed 2009-11-19
CIK 798600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes    ☐ No ☐ (Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.     Yes ☐ No ☒

The number of shares of the Company’s common stock outstanding as of November 19, 2009 was 43,960,859.

BRANDPARTNERS GROUP, INC.
TABLE OF CONTENTS

Part I  Financial Statements
Item 1 Financial Information

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)

ASSETS
Cash	$341,280	$1,348,271
Accounts receivable, net of allowance for doubtful accounts of $56,721 and $87,064	2,961,314	7,555,631
Costs and estimated earnings in excess of billings	681,491	986,616
Inventories, net	365,624	640,112
Prepaid expenses and other current assets	220,733	300,416
Total current assets	4,570,442	10,831,046

Property and equipment, net	443,944	670,039
Goodwill, net	10,271,969	10,271,969
Other assets	31,432	31,532

Total assets	$15,317,787	$21,804,586

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,479,350	$4,601,753
Billings in excess of costs and estimated earnings	3,070,509	7,790,590
Short term debt	1,275,246	32,903
Total current liabilities	6,825,105	12,425,246

Long term debt, net of current maturities	6,836,203	6,648,041

Stockholders' equity
Preferred stock, $.01 par value; 20,000,000 shares authorized; none outstanding.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; issued 44,060,859 and 38,823,859	440,609	388,234
Additional paid in capital	45,351,757	45,181,302
Accumulated deficit	(43,870,804)	(42,573,154)
Accumulated other comprehensive income
Foreign currency adjustment	47,417	47,417
Treasury stock, 100,000 shares at cost	(312,500)	(312,500)

Total stockholders' equity	1,656,479	2,731,299

Total liabilities and stockholders' equity	$15,317,787	$21,804,586

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	9 Months Ended	9 Months Ended	3 Months Ended	3 Months Ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008

Revenues	$25,352,988	$26,894,801	$5,395,865	$8,916,657

Costs and expenses
Cost of revenues	19,673,326	19,411,414	5,016,648	6,862,391
Selling, general and administrative	6,113,505	5,951,461	1,942,049	1,950,583

Total expenses	25,786,831	25,362,875	6,958,697	8,812,974

Operating income (loss)	(433,843)	1,531,926	(1,562,832)	103,683

Interest expense, net	(827,566)	(890,704)	(280,009)	(304,827)

INCOME (LOSS) BEFORE INCOME TAXES	(1,261,409)	641,222	(1,842,841)	(201,144)

Provision for Income Taxes	36,240	58,746	8,813	32,118

NET INCOME (LOSS)	$(1,297,649)	$582,476	$(1,851,654)	$(233,262)

Basic and diluted earnings per share
Basic	$(0.03)	$0.02	$(0.04)	$(0.01)
Diluted	$(0.03)	$0.01	$(0.04)	$(0.01)

Weighted - average shares outstanding
Basic	41,277,755	38,685,585	43,868,468	39,573,359
Diluted	41,277,755	39,023,085	43,868,468	39,573,359

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	9 months ended	9 months ended
	September 30,	September 30,
	2009	2008

Cash flows provided by operating activities
Net income (loss)	$(1,297,649)	$582,476

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	253,325	340,398
Amortization of deferred financing costs	-	38,565
Bad debt expense	17,254	(96,224)
Allowance for obsolete inventory	78,395	142,166
Stock-based compensation	177,830	73,715
Loss on disposal of assets	-	1,750

Changes in operating assets and liabilities

Accounts receivable	4,577,063	(433,331)
Costs and estimated earnings in excess of billings	305,125	(32,698)
Inventories	196,093	51,073
Prepaid expenses and other assets	79,783	104,721
Accounts payable and accrued expenses	(2,107,404)	436,630
Billings in excess of costs and estimated earnings	(4,720,081)	(1,359,311)

Net cash (used in) operating activities	(2,440,266)	(150,070)

Cash flows used in investing activities
Acquisition of equipment	(27,230)	(143,821)

Cash flows provided by financing activities
Net borrowings on short term debt	1,231,205	476,831
Proceeds from long term debt	202,716	195,398
Payments on long term debt	(3,416)	(291,673)
Proceeds from issuance of common stock	30,000	-

Net cash provided by financing activities	1,460,505	380,556

NET INCREASE (DECREASE) IN CASH	(1,006,991)	86,665
Effect of exchange rates on cash	-	(1,915)

Cash, beginning of period	1,348,271	184,504

Cash, end of period	$341,280	$269,254

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$613,694	$677,792
Cash paid during the period for income taxes	$90,517	$115,949

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

On Feburary 12, 2009, the Company issued a warrant to purchase 1,500,000 shares at $0.25 per share as part of the consideration under a Consulting Agreement entered into on May 12, 2008.
A $15,000 non-cash expense was recognized in 2008 and was included in accounts payable and accrued expenses.

The accompanying notes are an integral part of these financial statements.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements of BrandPartners Group, Inc. (“BrandPartners”) and subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with our consolidated financial statements and notes for the fiscal year ended December 31, 2008 filed with the SEC on Form 10-K.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows.  The consolidated statements of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the results expected for the entire year.

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

RISK

We cannot determine at the present time when or if any of these subsidiaries will remain or be profitable in the future.  We have relied and continue to rely upon cash payments from our operating subsidiaries and debt borrowings to, among other things, pay creditors, maintain capital and meet our operating requirements.  Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our subsidiaries.  If we were unable to receive cash from our subsidiaries, or from any operating subsidiaries that we may acquire in the future or to satisfy our loan covenants, our operations and financial condition would be materially and adversely affected.

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

NOTE B – INVENTORIES, NET

Inventories are priced at the lower of cost (determined by the weighted-average method, which approximates first-in, first-out) or market.  Inventories consist of the following at:

	September 30, 2009	December 31, 2008
	(unaudited)

Finished goods	$332,789	$351,931
Raw materials	155,514	341,058
Work in process	855	32,314
	$489,158	$725,303
Less - Reserves	(123,534)	(85,191)
Total Inventories, Net	$365,624	$640,112

NOTE C – GOODWILL AND DEFERRED FINANCING COSTS

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  We evaluate the recoverability and measure the potential impairment of goodwill under the Accounting Standards Codification (“ASC”) ASC 350 “Intangibles-Goodwill and Other”.  ASC 350 requires that the Company analyze goodwill for impairment on at least an annual basis or if such an event or change in circumstances occur.  In assessing the recoverability of our goodwill, management must make certain assumptions regarding estimated future cash flows and other factors to determine its fair value.  If the calculated fair value of the goodwill is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.  The fair value of the reporting unit is reconciled to the Company’s current market capitalization based upon the two year stock price average. For the nine months ended September 30, 2009 and 2008, no impairment loss was recognized.

Deferred financing costs are being amortized on a straight-line basis over three to seven years, which represents the life of the related debt.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental agencies, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities law are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Section and Paragraph structure.

In May 2009, the FASB issued SFAS 165 “Subsequent Events,” which was subsequently incorporated into FASB ASC topic 855 “Subsequent Events.” This ASC establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this ASC sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this ASC, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Subsequent events were evaluated through November 19, 2009 which is the date the financial statements were issued. The impact of adoption of this ASC did not have a material impact on the results of operations or financial position of the Company.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE E – SHORT TERM DEBT

	September 30, 2009	December 31, 2008
	(unaudited)

Revolving Credit Facility	$1,231,205	$-
Capital lease, current portion	19,741	20,753
Put warrant (1)	24,300	12,150

Total Short Term Debt	$1,275,246	$32,903

On May 5, 2005, the Company negotiated a credit facility (the “Facility”) with a commercial lender.  The Facility provides for the following:

•	$2,000,000 Term Loan, which required 36 equal monthly payments

•	$5,000,000 Revolving Line of Credit

•	Prime Interest Rate on Term Loan principal not subject to LIBOR

•	Prime Rate interest plus 25 basis points (0.25%) on Revolving Line of Credit Loan principal not subject to LIBOR

•	LIBOR equals LIBOR plus 275 basis points (2.75%)

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios.  At September 30, 2009, the Company was not in compliance with the covenants and ratios.  The Facility expires on April 30, 2010, pursuant to an extension negotiated on March 30, 2009.  On September 30, 2009, LIBOR was 0.25%, and the adjusted interest rate was 3.75% for the revolving line of credit.  At September 30, 2009, approximately $1.2 million was available under the line of credit.  On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

On November 17, 2009, the Company received a waiver of certain financial covenants from its commercial lender.  Additionally, the Company has been in active negotiations with its subordinated lender on restructuring its subordinated debt facility. As a part of these ongoing negotiations on November 17, 2009, the Company and its wholly owned subsidiaries entered into a Waiver and Amendment Agreement with its subordinated lender whereby it received a waiver of certain financial covenants and the original promissory note as issued and subsequently amended was further modified to provide that effective as of September 30, 2009, interest on the note shall accrue on the accreted principal amount of the note at the rate of 18% per annum, of which 12% per annum shall be paid in cash on each interest payment date and 6% per annum shall be paid on each interest payment date by addition to the accrued and unpaid interest to the principal outstanding under the note.  The interest payment originally payable on September 30, 2009 will now be payable on January 15, 2010 under the waiver and amendment agreement.

(1)	The put warrant is related to the subordinated promissory note in the principal amount of $5,000,000, which is discussed further in Note F (2).

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE F – LONG TERM DEBT

Long Term Debt consists of the following:

	September 30, 2009	December 31, 2008
	(unaudited)

Capital lease (1)	$37,393	$52,959
Note payable (2)	5,000,000	5,000,000
Interest payable	1,818,551	1,615,835
	6,855,944	6,668,794
Less capital lease current portion (1)	(19,741)	(20,753)
Total Long Term Debt	$6,836,203	$6,648,041

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

(2)
A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 by an unrelated third party.  The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”).  The terms of the Note were modified effective March 30, 2009 whereby the maturity date was extended to October 29, 2010, at which time the principal and all PIK amounts of approximately $7.1 million will be due. Under the terms of the amendment, the Company will be required to make a mandatory prepayment of $1 million on or prior to July 31, 2010. If the Company fails to make the timely payment of $1 million, the accreted principal amount of the Note will then bear interest at a rate of 17% per annum with interest of 13% per annum payable in accordance with the term of the Note and interest of 4% accruing.  Under the terms of the Note, the Company is required to maintain certain financial covenants and is not in compliance as of September 30, 2009.

On November 17, 2009, the Company received a waiver of certain financial covenants from its commercial lender.  Additionally, the Company has been in active negotiations with its subordinated lender on restructuring its subordinated debt facility. As a part of these ongoing negotiations on November 17, 2009, the Company and its wholly owned subsidiaries entered into a Waiver and Amendment Agreement with its subordinated lender whereby it received a waiver of certain financial covenants and the subordinated promissory note (“the Note”) as issued and subsequently amended was further modified to provide that effective as of September 30, 2009, interest on the Note shall accrue on the accreted principal amount of the Note at the rate of 18% per annum, of which 12% per annum shall be paid in cash on each interest payment date and 6% per annum shall be paid on each interest payment date by addition to the accrued and unpaid interest to the principal outstanding under the Note.  The interest payment originally payable on September 30, 2009 will now be payable on January 15, 2010 under the waiver and amendment agreement.

Concurrently and in connection with the 2001 issuance of the Note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share.  The warrants expire on October 11, 2011 and can be “put” to the Company.

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods.  Changes to the future fair value of the “put warrants” are recorded in accordance with ASC 815 and charged to selling, general and administrative expenses.   As of September 30, 2009 and December 31, 2008, the liability of the put warrant has been disclosed in the amounts of $24,300 and $12,150, respectively, under Short Term Debt (Note E).

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

If the Company is unable to pay the Put Warrant repurchase price, the Put Note can be issued to the holder of the warrants.  That Put Note would have the following characteristics:

a)	Interest rate of 18% per annum
b)	Due and payable on October 29, 2010
c)	No financial covenants

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE G – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted ASC 820 “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The adoption of ASC 820 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	September 30, 2009	(Level 1)	(Level 2)	Inputs (Level 3)

Liabilities - Put warrant (See Note E)	$24,300	$24,300

Total	$24,300	$24,300	$-	$-

NOTE H – SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2009, one customer accounted for approximately 24% of the Company’s revenue. For the three months ended September 30, 2009, one customer accounted for approximately 23% of the Company’s revenue.  Accounts receivable for this customer as of September 30, 2009 were approximately $0.4 million.  For the nine months ended September 30, 2008, one customer accounted for approximately 19% of the Company’s revenue.  For the three months ended September 30, 2008, three customers accounted for approximately 15%, 12% and 11% of the Company’s revenue, respectively. Accounts receivable for these customers as of September 30, 2008 were $1.6 million.

BrandPartners Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE I – COMMITMENTS AND CONTINGENCIES

As of September 30, 2009, the Company had booked orders, consisting of signed contracts not yet completed, for approximately $7.7 million.

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

NOTE J – STOCK-BASED COMPENSATION

The Company did not grant any stock options for the nine months ending September 30, 2009 and 2008, nor did any options fully vest.

For the nine month period ended September 30, 2009, the Company issued an aggregate of 2,900,000 shares of restricted common stock to officers and directors as well as employees of its wholly-owned subsidiary BrandPartners Retail, Inc. pursuant to the Company’s 2004 Stock Incentive Plan, of which 300,000 shares were subsequently cancelled. The Company also issued 2,000,000 shares of restricted common stock as consideration for consulting and/or service agreements that were entered into in May 2009 and September 2009.

In 2008, the Company awarded 4,750,000 shares of restricted common stock to key officers, employees and directors in accordance with the Company’s 2004 Stock Incentive Plan, of which 1,212,500 shares were subsequently cancelled.

Compensation expense for the number of shares issued is recognized over the vesting period.  For the nine and three month period ended September 30, 2009, this expense totaled approximately $178,000 and $81,000, respectively. For the nine and three month period ended September 30, 2008, this expense totaled approximately $74,000 and $31,000, respectively.

NOTE K – INCOME TAXES

At September 30, 2009, the Company utilized net operating losses (“NOL’s”) to reduce its exposure to federal income tax expense.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company had a working capital deficit of approximately $2.3 million, stockholders’ equity of approximately $1.7 million, and a current ratio of approximately .67 to 1.  At December 31, 2008, the Company had a working capital deficit of approximately $1.6 million, stockholders’ equity of approximately $2.7 million, and a current ratio of approximately .87 to 1.

As of September 30, 2009, the Company had cash of approximately $341,000.  As of December 31, 2008, the Company had cash of approximately $1.3 million.

For the nine months ended September 30, 2009, the net cash used in operating activities amounted to approximately $2.4 million, which resulted primarily from a net loss before non-cash expenses of $0.8 million and a decrease in (i) billings in excess of costs and estimated earnings of $4.7 million and (ii) accounts payable and accrued expenses of $2.1 million. These negative variances were partially offset by the decrease in (i) accounts receivable of $4.6 million and (ii) costs and estimated earnings in excess of billings of $0.3 million.

Due to the nature of the project accounting used for large contracts, all vendor and labor costs are recorded on the balance sheet until the associated revenue is recognized.  Upon revenue recognition, the associated expenses and profit are transferred to the statement of operations.

The accompanying consolidated balance sheets include the following captions at:

	September 30,	December 31,
	2009	2008	Difference
	(unaudited)
Costs and estimated earnings in excess of billings	$681,491	$986,616	$(305,125)
Billings in excess of costs and estimated earnings	(3,070,509)	(7,790,590)	4,720,081

Totals	$(2,389,018)	$(6,803,974)	$4,414,956

 Investing activities used cash flows to principally fund the acquisition of equipment amounting to approximately $27,000 during the nine month period ended September 30, 2009.

 Financing activities cash flows include borrowings from short-term debt of $1.2 million, proceeds from long-term debt of $203,000 and issuance of common stock of $30,000 during the nine month period ended September 30, 2009.

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

Under the terms of the agreement, the Company is required to maintain certain financial covenants and ratios.  The Facility expires on April 30, 2010, pursuant to an extension negotiated on March 30, 2009.  On September 30, 2009, LIBOR was 0.25%, and the adjusted interest rate was 3.75% for the revolving line of credit.  At September 30, 2009, approximately $1.2 million was available under the line of credit.  On May 5, 2008, the $2,000,000 Term Loan was paid in full.

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

Effective March 30, 2009, the Company entered into an amendment to its Loan Agreement with its commercial lender whereby its revolving facility was renewed. The line of credit as renewed continues to be a demand facility subject to the terms and conditions of the Company’s Loan Agreement and Revolving Line of Credit.

If for any reason the Company defaults on the Facility, the amount outstanding under the Facility becomes due and payable, and the lender has the right to proceed against the collateral granted to secure the indebtedness under the Facility, including substantially all of the assets of BrandPartners. Under the terms of the Facility, the Company is required to maintain certain financial covenants and is not in compliance as of September 30, 2009.

On November 17, 2009, the Company received a waiver of certain financial covenants from its commercial lender.  Additionally, the Company has been in active negotiations with its subordinated lender on restructuring its subordinated debt facility. As a part of these ongoing negotiations on November 17, 2009, the Company and its wholly owned subsidiaries entered into a Waiver and Amendment Agreement with its subordinated lender whereby it received a waiver of certain financial covenants and the original promissory note as issued and subsequently amended was further modified to provide that effective as of September 30, 2009, interest on the note shall accrue on the accreted principal amount of the note at the rate of 18% per annum, of which 12% per annum shall be paid in cash on each interest payment date and 6% per annum shall be paid on each interest payment date by addition to the accrued and unpaid interest to the principal outstanding under the note.  The interest payment originally payable on September 30, 2009 will now be payable on January 15, 2010 under the waiver and amendment agreement.

THE BRAND RETAIL SUBORDINATED NOTE PAYABLE

A subordinated promissory note (“the Note”) in the principal amount of $5,000,000 was issued on October 22, 2001 to an unrelated third party.  The Note bears interest at 16% per annum, with 12% payable quarterly in cash and 4% being accreted to the unpaid principal (“PIK amount”).  The Note matures on October 29, 2010, at which time the principal and all PIK amounts of approximately $7.1 million will be due.  Under the terms of the Note, the Company is required to maintain certain financial covenants and is not in compliance as of September 30, 2009.

Concurrently and in connection with the 2001 issuance of the Note, the Company issued 405,000 warrants to purchase common stock of the Company at $0.01 per share.  The warrants expire on October 11, 2011 and can be “put” to the Company.

The warrant transaction has been treated as a debt discount and has been amortized to interest expense over prior periods.  Changes to the future fair value of the “put warrants” are recorded in accordance with ASC 815 and charged to selling, general and administrative expenses.

At September 30, 2009 and December 31, 2008, the Company had a liability of $24,300 and $12,150 related to the “put warrants,” respectively.

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

On November 17, 2009, the Company received a waiver of certain financial covenants from its commercial lender.  Additionally, the Company has been in active negotiations with its subordinated lender on restructuring its subordinated debt facility. As a part of these ongoing negotiations on November 17, 2009, the Company and its wholly owned subsidiaries entered into a Waiver and Amendment Agreement with its subordinated lender whereby it received a waiver of certain financial covenants and the Note as issued and subsequently amended was further modified to provide that effective as of September 30, 2009, interest on the Note shall accrue on the accreted principal amount of the Note at the rate of 18% per annum, of which 12% per annum shall be paid in cash on each interest payment date and 6% per annum shall be paid on each interest payment date by addition to the accrued and unpaid interest to the principal outstanding under the Note.  The interest payment originally payable on September 30, 2009 will now be payable on January 15, 2010 under the waiver and amendment agreement.

LIQUIDITY ISSUES

During the nine months ended September 30, 2009, the Company used net cash to support its business operations of approximately $2,440,000 versus $150,000 for the same period in the prior year. As of September 30, 2009, the Company had access to approximately $1.2 million under its revolving line of credit. Also, the Company will be required to make a mandatory prepayment of $1 million on the subordinated promissory note (“the Note”) on or prior to July 31, 2010. If the Company fails to make the timely payment of $1 million, the accreted principal amount of the Note will then bear interest at a rate of 17% per annum with interest of 13% per annum payable in accordance with the term of the Note and interest of 4% accruing.  Further, the Company is required to pay in full approximately $7.1 million (principal plus PIK amount) on October 24, 2010, the maturity date of the Note.

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

COMMITMENTS AND CONTINGENCIES

As of September 30, 2009 booked orders for the Company, consisting of signed contracts not yet completed, totaled approximately $7.7 million.

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

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such we are not subject to any material financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES:  Revenues are recognized as products and services are delivered.  If the Company is managing the project for its customers, these services and their related products are accounted for using the percentage of completion method.

Revenues for the first nine months of 2009 compared to the first nine months of 2008 decreased by 6%, or approximately $1.5 million. The decrease was due to various projects that were anticipated to close with prospective clients that were either delayed or put on hold due to the economic environment.

COST OF REVENUES:  Due to the change in our product and services mix, our cost of revenues as a percentage of revenue was 77% for the first nine months of 2009 as compared to 72% for the first nine months of 2008.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:  SG&A amounted to approximately $6.1 million in the first nine months of 2009 versus $6.0 million for the same period in 2008. The increased SG&A expense was principally due an increase in consulting and other professional fees of approximately $640,000 which was offset by a decrease in compensation, depreciation and travel expenses of approximately $485,000.

OPERATING INCOME (LOSS):  The Company incurred an operating loss for the first nine months of 2009 of approximately $0.4 million compared to operating income of $1.5 million for the first nine months of 2008, a decrease of $1.9 million due to the factors mentioned above.

INTEREST EXPENSE, NET:  Interest expense, net for the nine months ended September 30, 2009 decreased by approximately $63,000 or 7.1% versus the same period in 2008 primarily due to a lower level of outstanding borrowed funds on the line of credit in 2009 versus 2008. The average outstanding level of borrowed funds under the line of credit amounted to approximately $0.7 million and $2.3 million for the nine months ended September 30, 2009 and 2008.

NET INCOME (LOSS):  The Company incurred a net loss for the first nine months of 2009 of approximately $1.3 million compared to net income of $582,000 for the first nine months of 2008, a decrease of $1.9 million.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES:  Revenues for the third quarter of 2009 compared to the third quarter of 2008 decreased by 39%, or approximately $3.5 million, which was primarily due to certain projects which were anticipated to close with prospective clients being either delayed or put on hold as previously discussed.

COST OF REVENUES:  Our cost of revenues as a percentage of revenue was 93% for the third quarter of 2009 as compared to 77% for the third quarter of 2008 due to the change in our products and services mix.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES:  SG&A amounted to approximately $1.9 million in the third quarter of 2009 and 2008, respectively.

OPERATING INCOME (LOSS):  The Company incurred an operating loss for the third quarter of 2009 of approximately $1.6 million compared to operating income of $0.1 million for the third quarter of 2008, a decrease of $1.7 million due to the factors mentioned above.

INTEREST EXPENSE, NET:  Interest expense, net for the third quarter of 2009 decreased by approximately $25,000 or 8% versus the same period in 2008 as previously discussed.

NET INCOME (LOSS):  The Company incurred a net loss for the third quarter of 2009 of approximately $1.9 million compared to a net loss of $233,000 for the third quarter of 2008, a decrease of $1.6 million.

HOLDING COMPANY AND OPERATING SUBSIDIARIES

We conduct our business through our wholly-owned subsidiaries (Brand Retail and Build Partners).  We have relied and continue to rely on cash payments from our operating subsidiaries and debt borrowings to, among other things, pay creditors, maintain capital, and meet our operating requirements.  Regulations, legal restrictions, and contractual agreements could restrict any needed payments from our present subsidiaries and any other operating subsidiaries we may subsequently acquire.  If we were unable to receive cash funds from any of our operating subsidiaries or to satisfy our loan covenants, our operations and financial condition would be materially and adversely affected.

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

The table below provides information on our market sensitive financial instruments as of September 30, 2009.

	Principal Balance	Weighted Average Interest Rate at September 30, 2009

Revolving Credit Facility	$1,231,205	3.75%

A 1% change in the weighted average interest rate would amount to an additional annual interest cost of approximately $12,000.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure and Internal Controls

The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2009.  This evaluation was done with the participation of management, under the supervision of our Chief Executive Officer (“CEO) and the Chief Accounting Officer (“CAO”).

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  EXHIBITS

10.1	Form of Waiver letter agreement dated as of November 17, 2009, between the Company, BrandPartners Retail, Inc., Grafico Incorporated and TD Bank, N.A..

10.2	Form of Waiver and Amendment No. 4 to Note between the Company, BrandPartners Retail, Inc., Grafico Incorporated and Corporate Mezzanine II, L.P. dated as of November 17, 2009.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Accounting Officer.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDPARTNERS GROUP, INC.

Dated: November 19, 2009

	By:	/S/ James F. Brooks

James F. Brooks
Chief Executive Officer and President

Dated: November 19, 2009

	By:	/S/ Jane E. Quilliam

Jane E. Quilliam
Chief Accounting Officer